Form 10-Q
period 2018-12-31
TRIUMPH GROUP INC
filed 2019-02-07
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2018

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
Common Stock, par value $0.001 per share, 49,868,881 shares outstanding as of February 6, 2019.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,664	$35,819
Trade and other receivables, less allowance for doubtful accounts of $5,836 and $4,032	355,620	376,612
Contract assets	572,543	37,573
Inventories, net of unliquidated progress payments of $0 and $387,146	543,718	1,427,169
Prepaid and other current assets	30,529	44,428
Assets held for sale	1,744	1,324
Total current assets	1,532,818	1,922,925
Property and equipment, net	697,492	726,003
Goodwill	584,515	592,828
Intangible assets, net	465,619	507,681
Other, net	50,070	57,627
Total assets	$3,330,514	$3,807,064
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$14,460	$16,527
Accounts payable	540,265	418,367
Contract liabilities	314,994	321,191
Accrued expenses	241,167	235,914
Liabilities related to assets held for sale	231	440
Total current liabilities	1,111,117	992,439
Long-term debt, less current portion	1,619,233	1,421,757
Accrued pension and other postretirement benefits	429,952	483,887
Deferred income taxes	17,338	16,582
Other noncurrent liabilities	429,371	441,865
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,848,073 and 49,669,848 shares outstanding	51	51
Capital in excess of par value	852,843	851,280
Treasury stock, at cost, 2,612,847 and 2,791,072 shares	(171,771)	(179,082)
Accumulated other comprehensive loss	(390,629)	(367,870)
(Accumulated deficit) retained earnings	(566,991)	146,155
Total stockholders’ (deficit) equity	(276,497)	450,534
Total liabilities and stockholders’ (deficit) equity	$3,330,514	$3,807,064

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net sales	$807,895	$775,246	$2,495,903	$2,302,091
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	713,274	630,870	2,207,962	1,877,179
Selling, general and administrative	71,823	62,886	223,031	216,479
Depreciation and amortization	37,404	39,320	114,349	119,318
Impairment of intangible assets	—	190,227	—	190,227
Restructuring costs	2,327	6,149	18,206	33,751
Loss on divestitures	—	—	17,837	20,371
	824,828	929,452	2,581,385	2,457,325
Operating loss	(16,933)	(154,206)	(85,482)	(155,234)
Non-service defined benefit income	(16,520)	(34,502)	(49,581)	(72,787)
Interest expense and other	29,309	25,836	83,515	72,229
Loss before income taxes	(29,722)	(145,540)	(119,416)	(154,676)
Income tax expense (benefit)	1,223	(32,288)	2,739	(34,115)
Net loss	$(30,945)	$(113,252)	$(122,155)	$(120,561)

Loss per share—basic:	$(0.62)	$(2.29)	$(2.46)	$(2.44)

Weighted-average common shares outstanding—basic	49,668	49,459	49,616	49,425

Loss per share—diluted:	$(0.62)	$(2.29)	$(2.46)	$(2.44)

Weighted-average common shares outstanding—diluted	49,668	49,459	49,616	49,425

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net loss	$(30,945)	$(113,252)	$(122,155)	$(120,561)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,725)	(1,824)	(21,211)	19,502
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service loss	—	—	—	523
Actuarial gain, net of taxes of $0	—	23,378	—	23,378
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 for the three and nine months ended	1,676	1,690	5,028	5,080
Recognized prior service credits, net of taxes of $0 for the three and nine months ended	(2,075)	(17,833)	(6,225)	(23,917)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(399)	7,235	(1,197)	5,064
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $(72) and $0 for the three months ended and $(136) and $9 for the nine months ended, respectively	47	(816)	787	(835)
Reclassification of (loss) gain included in net earnings, net of tax of $67 and $0 for the three months ended and $190 and $21 for the nine months ended, respectively	(327)	203	(1,138)	(2,177)
Net unrealized loss on cash flow hedges, net of tax	(280)	(613)	(351)	(3,012)
Total other comprehensive (loss) income	(8,404)	4,798	(22,759)	21,554
Total comprehensive loss	$(39,349)	$(108,454)	$(144,914)	$(99,007)

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2018	2017

Operating Activities
Net loss	$(122,155)	$(120,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,349	119,318
Impairment intangible assets	—	190,227
Amortization of acquired contract liabilities	(48,769)	(91,862)
Loss on divestitures	17,837	20,371
Curtailment and settlement gain, net	—	(14,576)
Other amortization included in interest expense	6,811	9,791
Provision for (recovery of) doubtful accounts receivable	622	(365)
Benefit for deferred income taxes	—	(24,432)
Employee stock-based compensation	8,509	6,137
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	8,669	(26,508)
Contract assets	6,240	15,954
Inventories	(61,563)	(154,090)
Prepaid expenses and other current assets	1,615	(1,376)
Accounts payable, accrued expenses and contract liabilities	(72,639)	(53,208)
Accrued pension and other postretirement benefits	(55,150)	(67,368)
Other	2,508	(5,731)
Net cash used in operating activities	(193,116)	(198,279)
Investing Activities
Capital expenditures	(34,824)	(31,932)
Proceeds from sale of assets	41,417	68,412
Net cash provided by investing activities	6,593	36,480
Financing Activities
Net increase in revolving credit facility	218,066	20,000
Proceeds from issuance of long-term debt and capital leases	45,000	531,500
Repayment of debt and capital lease obligations	(73,011)	(369,261)
Payment of deferred financing costs	(1,941)	(17,729)
Dividends paid	(5,975)	(5,956)
Repurchase of restricted shares for minimum tax obligation	(645)	(369)
Net cash provided by financing activities	181,494	158,185
Effect of exchange rate changes on cash	(2,126)	(1,631)
Net change in cash	(7,155)	(5,245)
Cash and cash equivalents at beginning of period	35,819	69,633
Cash and cash equivalents at end of period	$28,664	$64,388

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2018, are not necessarily indicative of results that may be expected for the year ending March 31, 2019. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2018 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on May 22, 2018.

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
Standards Recently Implemented
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that supersedes Accounting Standards Codification ("ASC") Topic 605 (“legacy GAAP”). Subsequently, the FASB issued several updates to ASU 2014-09, codified in ASC Topic 606 (“ASC 606”). ASU 2014-09 includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of April 1, 2018 (“date of initial application”). Under this method, the cumulative effect of the adoption of ASC 606 is recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods are not adjusted and continue to be reported under legacy GAAP. The Transition Adjustment was a decrease to retained earnings of $584,900. Financial information for fiscal years 2019 and 2018 is presented under ASC 606 and under legacy GAAP, respectively. The tables below reflect adjusted fiscal year 2019 financial statement amounts as if the Company had been reporting under legacy GAAP for items that are materially different.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

b.Capitalized Preproduction Costs
Under legacy GAAP, certain capitalized preproduction costs were deferred over the life of the contract block; in certain situations this is not permitted under ASC 606. Accordingly, capitalized preproduction costs of $865,843 (pre-tax), net of previously recognized forward loss reserves of $343,983 (pre-tax), were eliminated, which was included in the Transition Adjustment.
c.Contract Assets and Contract Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets in the amount of $565,414 were established in the Transition Adjustment.
Contract liabilities primarily represent cash received that is in excess of revenues recognized and is contingent upon the satisfaction of performance obligations. Contract liabilities in the amount of $288,287 were established in the Transition Adjustment, which reflects consideration received prior to the date of initial application that previously represented customer advances and additional forward losses due to change in block sizes. Contract liabilities representing cash received that is in excess of revenue recognized will be recognized as revenue earlier if the options are not fully exercised, or immediately if the contract is terminated prior to the options being fully exercised. Contract liabilities representing forward losses are derecognized when the related costs have been paid and the liabilities have been extinguished.
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
The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements for the three and nine months ended December 31, 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	As Reported December 31, 2018	Impact of Adoption of ASC Topic 606	As Adjusted December 31, 2018
Net sales	$807,895	$(23,578)	$784,317
Cost of sales (exclusive of depreciation and amortization)	713,274	(81,702)	631,572
Selling, general and administrative	71,823	(1,189)	70,634
Interest expense and other	29,309	(1,048)	28,261
Net loss *	(30,945)	60,361	29,416

Loss per share
Basic	$(0.62)	$1.22	$0.59
Diluted	$(0.62)	$1.22	$0.59

	Nine Months Ended
	As Reported December 31, 2018	Impact of Adoption of ASC Topic 606	As Adjusted December 31, 2018
Net sales	$2,495,903	$(138,117)	$2,357,786
Cost of sales (exclusive of depreciation and amortization)	2,207,962	7,287	2,215,249
Selling, general and administrative	223,031	2,653	225,684
Interest expense and other	83,515	(5,092)	78,423
Net loss *	(122,155)	(142,965)	(265,120)

Loss per share
Basic	$(2.46)	$(2.88)	$(5.34)
Diluted	$(2.46)	$(2.88)	$(5.34)
* The Company did not have a net tax effect on the Transition Adjustment due to having a full valuation allowance position.

	As Reported December 31, 2018	Impact of Adoption of ASC Topic 606	As Adjusted December 31, 2018
Assets
Trade and other receivables	$355,620	$(47,712)	$307,908
Contract assets, short term	572,543	(566,029)	6,514
Inventories, net	543,718	813,200	1,356,918
Property and equipment, net	697,492	(33,842)	663,650
Total assets	3,330,514	165,617	3,496,131
Liabilities
Contract liabilities	314,994	(284,072)	30,922
Other noncurrent liabilities	429,371	7,746	437,117
Stockholders' (deficit) equity
Accumulated other comprehensive loss	(390,629)	6	(390,623)
Accumulated (deficit) retained earnings	(566,991)	441,937	(125,054)
Total liabilities and stockholders' (deficit) equity	3,330,514	165,617	3,496,131

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
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our condensed consolidated statements of operations was as follows:

	Three Months Ended
	As Previously Reported December 31, 2017	Impact of Adoption of ASU 2017-07	As Adjusted December 31, 2017
Cost of sales	$612,206	$18,664	$630,870
Selling, general and administrative	62,147	739	62,886
Pension settlement charge	(15,099)	15,099	—
Non-service defined benefit income	—	(34,502)	(34,502)

	Nine Months Ended
	As Previously Reported December 31, 2017	Impact of Adoption of ASU 2017-07	As Adjusted December 31, 2017
Cost of sales	$1,821,513	$55,666	$1,877,179
Selling, general and administrative	213,934	2,545	216,479
Pension settlement charge	(14,576)	14,576	—
Non-service defined benefit income	—	(72,787)	(72,787)
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
Standards Issued Not Yet Implemented
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

beginning after December 15, 2018, with early adoption permitted. We will adopt ASU 2018-02 effective April 1, 2019. The Company does not expect the adoption of this standard to have a material effect on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The guidance in ASU 2016-02 aims to increase transparency and comparability across organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet as well as key information to be disclosed regarding lease arrangements. The amendments in ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements. Among other things, this ASU provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption rather than the earliest period presented in the financial statements. We will adopt ASU 2016-02, as updated, effective April 1, 2019, by applying the standard retrospectively at the beginning of the period of adoption. The Company is continuing to evaluate the use of practical expedients provided by ASU 2016-02 and currently expects to apply the "package of practical expedients." These practical expedients remove the requirement to reassess certain historical accounting conclusions reached under ASC 840, Leases, which is the authoritative accounting standard in effect prior to ASU 2016-02. The Company is the lessee in substantially all of its lease arrangements. The adoption of this new accounting standard will result in an increase in the recognition of right-of-use assets and lease liabilities associated with the Company's operating leases, for which the majority of cash payments pertain to real estate leases. As disclosed in Note 7, the Company has a capital lease liability of $45,856 as of December 31, 2018. The Company is continuing to evaluate the impact of adopting this new accounting guidance and, therefore, cannot reasonably estimate the impact on the results of operations or cash flows at this time.

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
The Company regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modifications, and other statements of work. The Company's contractual terms typically provide for price negotiations after certain customer-directed changes have been accepted by the Company. Prices are estimated until they are contractually agreed upon with the customer. When a contract is modified, the Company evaluates whether additional distinct products and services have been promised and whether allocation of consideration is necessary. If not, the modification is treated as a change to the performance obligations within the existing contract, or otherwise accounted for as a new contract prospectively.
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
For the three months ended December 31, 2018, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales, operating loss, net loss, and loss per share by approximately $674, $(47,028), $(47,028) and $(0.95), net of tax, respectively. For the three months ended December 31, 2017, cumulative catch-up adjustments from changes in estimates decreased operating loss, net loss and loss per share by approximately $5,319, $4,255 and $0.09, net of tax, respectively.
For the nine months ended December 31, 2018, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, decreased net sales and increased operating loss, net loss and loss per share by approximately $(5,632), $(59,407), $(59,407) and $(1.20), net of tax, respectively. These cumulative catch-up adjustments included a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales." For the nine months ended December 31, 2017, cumulative catch-up adjustments from changes in estimates decreased operating loss, net loss and loss per share by approximately $11,979, $9,583 and $0.19, net of tax, respectively.
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
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. A subset of the Company’s current contracts include significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. Such options primarily reduce the administrative effort of subsequent orders and do not represent material rights granted to customers. As allowed by ASC 606, for all of its contracts the Company has elected to exclude sales and other similar taxes from the transaction price since the Company generally is not subject to collecting sales tax. As a result, the Company's collections from customers for these taxes are on a net basis.
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
Included in net sales of Integrated Systems and Aerospace Structures is the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions. For the three months ended December 31, 2018 and 2017, the Company recognized $14,731 and $34,492 of non-cash amortization, respectively, into net sales on the accompanying condensed consolidated statements of operations. For the nine months ended December 31, 2018 and 2017, the Company recognized $48,769 and $91,862 of non-cash amortization, respectively, into net sales on the accompanying condensed consolidated statements of operations.
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
The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
	For the Three Months Ended December 31, 2018
Satisfied over time	$66,208	$434,870	$64,942	$566,020
Satisfied at a point in time	175,370	47,547	4,227	227,144
Revenue from contracts with customers	241,578	482,417	69,169	793,164
Amortization of acquired contract liabilities	8,172	6,559	$—	$14,731
Total revenue	$249,750	$488,976	$69,169	$807,895

	Nine Months Ended December 31, 2018
Satisfied over time	$205,379	$1,385,368	$189,174	$1,779,921
Satisfied at a point in time	515,547	137,390	14,276	667,213
Revenue from contracts with customers	720,926	1,522,758	203,450	2,447,134
Amortization of acquired contract liabilities	25,789	22,980	—	48,769
Total revenue	$746,715	$1,545,738	$203,450	$2,495,903
The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
	For the Three Months Ended December 31, 2018
Commercial aerospace	$124,453	$230,556	$53,596	$408,605
Military	87,486	54,275	11,383	153,144
Business jets	16,369	181,511	350	198,230
Regional	7,048	7,807	3,840	18,695
Non-aviation	6,222	8,268	—	14,490
Revenue from contracts with customers	241,578	482,417	69,169	793,164
Amortization of acquired contract liabilities	8,172	6,559	—	14,731
Total revenue	$249,750	$488,976	$69,169	$807,895

	For the Nine Months Ended December 31, 2018
Commercial aerospace	$378,117	$756,661	$158,158	$1,292,936
Military	258,488	178,679	32,637	469,804
Business jets	43,939	541,520	2,143	587,602
Regional	21,004	24,342	10,512	55,858
Non-aviation	19,378	21,556	—	40,934
Revenue from contracts with customers	720,926	1,522,758	203,450	2,447,134
Amortization of acquired contract liabilities	25,789	22,980	—	48,769
Total revenue	$746,715	$1,545,738	$203,450	$2,495,903

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 16% and 10% of total trade accounts receivable as of December 31, 2018 and March 31, 2018, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 7% and 16% of total trade accounts receivable as of December 31, 2018 and March 31, 2018, respectively. Trade accounts receivable from Bombardier Inc. ("Bombardier") represented approximately 12% and 1% as of December 31, 2018 and March 31, 2018, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the nine months ended December 31, 2018, were $761,952, or 31% of net sales, of which $167,870, $583,971, and $10,111 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the nine months ended December 31, 2017, were $743,271, or 32% of net sales, of which $151,803, $585,048 and $6,420 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the nine months ended December 31, 2018, were $261,880, or 10% of net sales, of which $1,585, $259,812, and $483 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the nine months ended December 31, 2017, were $304,157, or 13% of net sales, of which $897, $302,952, and $308 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. Stock-based compensation expense for the three months ended December 31, 2018 and 2017, was $2,781 and $2,719, respectively. Stock-based compensation expense for the nine months ended December 31, 2018 and 2017, was $8,509 and $6,137, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then issues new shares.
Intangible Assets
The components of intangible assets, net, are as follows:

	December 31, 2018
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.2	$602,683	$(266,668)	$336,015
Product rights, technology and licenses	11.4	54,883	(43,467)	11,416
Non-compete agreements and other	16.3	2,756	(1,099)	1,657
Tradenames	10.0	150,000	(33,469)	116,531
Total intangibles, net		$810,322	$(344,703)	$465,619

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
Amortization expense for the three months ended December 31, 2018 and 2017, was $13,190 and $13,618, respectively. Amortization expense for the nine months ended December 31, 2018 and 2017, was $39,626 and $42,993, respectively. Significant changes in expected cash flows generated by long-lived assets could result in the recognition of impairment losses; no such changes or losses were identified as of December 31, 2018.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to twenty years. The warranty reserves as of December 31, 2018 and March 31, 2018, were $63,488 and $69,588, respectively.
Supplemental Cash Flow Information
The Company received income tax refunds, net of payments of $6,243 and paid $11,013 for income taxes, net of refunds, for the nine months ended December 31, 2018 and 2017, respectively.
The Company made interest payments of $63,261 and $54,013 for the nine months ended December 31, 2018 and 2017, respectively.
During the nine months ended December 31, 2018 and 2017, the Company financed $2,521 and $2,206, respectively, of property and equipment additions through capital leases.
As of December 31, 2018, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. (collectively, the "fiscal 2019 divestitures") for combined cash proceeds of $40,000 and a note receivable of $7,000. The note receivable was collected in October 2018. As a result of these sales, the Company recognized losses of $17,202 which are presented on the accompanying

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

condensed consolidated statements of operations within "Loss on divestitures." The operating results for the fiscal 2019 divestitures are included in Aerospace Structures through the date of divestiture.
In March 2018, the Company sold all of the shares of Triumph Structures - Long Island, LLC ("TS-LI") for cash proceeds of $9,500 and a note receivable of $1,400. The note receivable was collected in July 2018. As a result of the sale of TS-LI, the Company recognized a loss of $10,370. The operating results of TS-LI were included in Aerospace Structures through the date of divestiture.
In September 2017, the Company sold all of the shares of Triumph Processing - Embee Division, Inc. ("Embee") for total cash proceeds of $64,986. As a result of the sale of Embee, the Company recognized a loss of $17,857. The operating results of Embee were included in Integrated Systems through the date of divestiture.
In December 2016, the Company entered into a definitive agreement to divest the assets and business of Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60,364. As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $14,000. This transaction closed in January 2019 and is expected to result in a gain of approximately $11,000 to $12,000. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
In January 2019, the Company entered into separate definitive agreements to (i) transition responsibility for the Global 7500 wing program manufacturing operations and assets of Aerospace Structures to Bombardier; (ii) sell its metallics machining operations which include Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.); and (iii) sell Triumph Fabrications. The transition of the Global 7500 wing manufacturing operations closed in February 2019, and, while the accounting for this transaction is not completed, the Company expects to recognize a loss of approximately $180,000 to $200,000 in the fourth quarter of fiscal 2019. The sales of the metallics machining operations and Triumph Fabrications are expected to close in the first half of 2019, and, while the accounting for these transactions is not yet completed, the sale of the metallics machining operations is expected to result in a loss of approximately $65,000 to $85,000, and the sale of Triumph Fabrications is expected to result in a gain of approximately $50,000 to $60,000. As of December 31, 2018, the Board of Directors had not approved the transactions due to uncertainty pertaining to specific terms and conditions, and therefore the transactions did not meet the requirements for the related assets and liabilities to be classified as held for sale in the accompanying condensed consolidated balance sheets.
The divestiture of these entities does not represent a strategic shift and is not expected to have a major effect on the Company's operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures do not meet the criteria to be classified as discontinued operations.
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
4.    CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. No impairments to contract assets were recorded for the period ended December 31, 2018.
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

	December 31, 2018	March 31, 2018	Change
Contract assets	$572,543	$37,573	$534,970
Contract liabilities	(314,994)	(321,191)	6,197
Net contract asset	$257,549	$(283,618)	$541,167
The increase in contract assets reflects the effect of the adoption of ASC 606 of approximately $565,000, partially offset by the reversal of revenue recognized during the period from performance obligations satisfied in previous periods of $5,632 and the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the effect of the adoption of ASC 606 of approximately $288,000 and the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended December 31, 2018, the Company recognized $127,446 of revenue that was included in the contract liability balance at the beginning of the period.

5.    PERFORMANCE OBLIGATIONS
As of December 31, 2018, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,876,696	$2,636,078	$1,389,831	$335,817	$514,970

6.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	December 31, 2018	March 31, 2018
Raw materials	$61,763	$69,069
Work-in-process, including manufactured and purchased components	360,250	1,591,952
Finished goods	63,826	95,234
Rotable assets	57,879	58,060
Less: unliquidated progress payments	—	(387,146)
Total inventories	$543,718	$1,427,169
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
Following the adoption of ASU 2014-09, the capitalized preproduction costs and forward loss provisions associated with these programs were recognized in the transition adjustment. At March 31, 2018, the balance of development program inventory, composed principally of capitalized preproduction costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7500 program and Embraer for the second generation E-Jet program was as follows:

	March 31, 2018
	Inventory	Capitalized Preproduction	Forward Loss Provision	Total Inventory, net
Bombardier	$321,780	$685,503	$(343,000)	$664,283
Embraer	38,125	180,340	(983)	217,482
Total	$359,905	$865,843	$(343,983)	$881,765
During the fiscal year ended March 31, 2016, the Company recorded a $399,758 forward loss charge for the Bombardier Global 7500 wing program. Under our contract for the Bombardier Global 7500, the Company has the right to design, develop and manufacture wing components for the Global 7500 program. The Global 7500 contract provides for fixed pricing and requires the Company to fund certain up-front development expenses, with certain milestone payments made by Bombardier.
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
As described in Note 3, the Company entered into a definitive agreement to transition the Global 7500 wing manufacturing operations and assets to Bombardier. The transaction closed in February 2019 at which point Bombardier assumed the program’s assets and obligations.
The Company is still in the early production stages for the Embraer programs, as these aircrafts are scheduled to enter service in fiscal 2019. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Bombardier and Embraer

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.
7.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2018	March 31, 2018

Revolving line of credit	$330,954	$112,887
Receivable securitization facility	96,000	107,800
Capital leases	45,856	59,546
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(14,117)	(16,949)
	1,633,693	1,438,284
Less: Current portion	14,460	16,527
	$1,619,233	$1,421,757
Revolving Credit Facility
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700,000 at March 31, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment. The divestitures occurring in the nine months ended December 31, 2018 resulted in a reduction of the capacity under the Credit Agreement from $800,000 to $750,000. The metallics machining operations and Triumph Fabrications divestitures associated with the definitive agreements executed in January 2019 will, upon closing, further reduce the capacity under the Credit Agreement to $700,000 if the transactions close prior to the automatic reduction that will occur on March 31, 2019.
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
At December 31, 2018, there were $330,954 in borrowings and $30,884 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2018, there were $112,887 in borrowings and $30,641 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is dependent upon achieving earnings and cash flow projections. As of December 31, 2018, the Company had borrowing capacity under this agreement of $388,162 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
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
Receivables Securitization Facility
In November 2017, the Company amended the Securitization Facility decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain trade accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2018, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC 860.

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

	December 31, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,633,693	$1,503,067	$1,438,284	$1,446,151
The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.

8.    LOSS PER SHARE
The following is a reconciliation between the weighted-average outstanding shares used in the calculation of basic and diluted loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Weighted-average common shares outstanding – basic	49,668	49,459	49,616	49,425
Net effect of dilutive stock options and nonvested stock (1)	—	—	—	—
Weighted-average common shares outstanding – diluted	49,668	49,459	49,616	49,425

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

(1)    For the three months ended December 31, 2018 and 2017, incremental shares of 254 and 248, respectively, have been excluded due to the net loss for the period. For the nine months ended December 31, 2018 and 2017, incremental shares of 254 and 226, respectively, have been excluded due to the net loss in each period.

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The Act makes broad and complex changes to the U.S. tax code, and it will take time to fully evaluate the impact of these changes on the Company. The Company has completed its analysis of the Act and has recorded an additional tax liability of $1,646 resulting from an increase to the previous estimate of the transition tax on unremitted earnings of our foreign businesses; this liability was offset by available foreign tax credits.
The Company has elected to treat the Act’s global intangible low-taxed income (“GILTI”) as a period expense and has included estimated GILTI tax related to current year operations in the Company's annualized effective tax rate.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 31, 2018 and March 31, 2018, the total amount of accrued income tax-related interest and penalties was $371 and $327, respectively.

As of December 31, 2018 and March 31, 2018, the total amount of unrecognized tax benefits was $17,774 and $11,532, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of December 31, 2018, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2019 as well as the Company's income in future periods.
The effective income tax rate for the three months ended December 31, 2018, was (4.1)% as compared with 22.2% for the three months ended December 31, 2017. For the three months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
The effective income tax rate for the nine months ended December 31, 2018, was (2.3)% as compared with 22.1% for the nine months ended December 31, 2017. For the nine months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2012.

As of December 31, 2018, the Company is subject to examination in one state jurisdiction and one foreign jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the years ended December 31, 2001 and after, related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
10.    GOODWILL

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2018 through December 31, 2018:

	Integrated Systems	Product Support	Total
Balance, March 31, 2018	$523,893	$68,935	$592,828
Effect of exchange rate changes	(8,290)	(23)	(8,313)
Balance, December 31, 2018	$515,603	$68,912	$584,515

As of March 31, 2018 and December 31, 2018, Aerospace Structures had goodwill of $1,275,134, which was fully impaired.

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Components of net periodic benefit costs:
Service cost	$822	$1,126	$2,476	$3,371
Interest cost	19,905	18,803	59,736	56,391
Expected return on plan assets	(37,065)	(38,090)	(111,246)	(114,222)
Amortization of prior service credits	(907)	(710)	(2,722)	(2,131)
Amortization of net loss	4,179	3,478	12,538	10,403
Settlement charge	—	—	—	523
Net periodic benefit income	$(13,066)	$(15,393)	$(39,218)	$(45,665)

	Other postretirement benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Components of net periodic benefit costs:
Service cost	$57	$102	$170	$305
Interest cost	1,010	1,219	3,029	3,656
Amortization of prior service credits	(1,164)	(2,328)	(3,491)	(6,984)
Amortization of gain	(2,463)	(1,775)	(7,389)	(5,324)
Settlement gain	—	(15,099)	—	(15,099)
Net periodic benefit income	$(2,560)	$(17,881)	$(7,681)	$(23,446)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December 31, 2018 and 2017, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance September 30, 2018	$(72,169)	$51	$(310,107)	$(382,225)
AOCI before reclassifications	(7,725)	47	(399)	(8,077)
Amounts reclassified from AOCI	—	(327)	—	(327)
Net current period AOCI	(7,725)	(280)	(399)	(8,404)
Balance December 31, 2018	$(79,894)	$(229)	$(310,506)	$(390,629)

Balance September 30, 2017	$(65,886)	$(246)	$(313,290)	$(379,422)
AOCI before reclassifications	(1,824)	(816)	23,378	20,738
Amounts reclassified from AOCI	—	203	(16,143)	(15,940)
Net current period AOCI	(1,824)	(613)	7,235	4,798
Balance December 31, 2017	$(67,710)	$(859)	$(306,055)	$(374,624)

Balance March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(21,211)	787	(1,197)	(21,621)
Amounts reclassified from AOCI	—	(1,138)	—	(1,138)
Net current period AOCI	(21,211)	(351)	(1,197)	(22,759)
Balance December 31, 2018	$(79,894)	$(229)	$(310,506)	$(390,629)

Balance March 31, 2017	$(87,212)	$2,153	$(311,119)	$(396,178)
AOCI before reclassifications	19,502	(835)	23,901	42,568
Amounts reclassified from AOCI	—	(2,177)	(18,837)	(21,014)
Net current period AOCI	19,502	(3,012)	5,064	21,554
Balance December 31, 2017	$(67,710)	$(859)	$(306,055)	$(374,624)
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
Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on divestitures of $17,837 for the nine months ended December 31, 2018.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable. Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales:
Integrated Systems	$252,437	$239,198	$754,193	$711,099
Aerospace Structures	490,337	473,273	1,551,090	1,404,359
Product Support	71,446	68,039	209,860	202,839
Elimination of inter-segment sales	(6,325)	(5,264)	(19,240)	(16,206)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	$807,895	$775,246	$2,495,903	$2,302,091

(Loss) income before income taxes:
Operating income (loss):
Integrated Systems (1)	$39,947	$42,216	$115,221	$130,839
Aerospace Structures (1)	(49,813)	(193,155)	(152,143)	(224,726)
Product Support	11,421	12,399	30,604	32,069
Corporate	(18,488)	(15,666)	(79,164)	(93,416)
	(16,933)	(154,206)	(85,482)	(155,234)
Non-service defined benefit income	(16,520)	(34,502)	(49,581)	(72,787)
Interest expense and other	29,309	25,836	83,515	72,229
	$(29,722)	$(145,540)	$(119,416)	$(154,676)

Depreciation and amortization:
Integrated Systems	$7,376	$8,318	$22,316	$27,857
Aerospace Structures	27,673	28,898	84,888	85,342
Product Support	1,611	1,663	4,944	5,068
Corporate	744	441	2,201	1,051
	$37,404	$39,320	$114,349	$119,318

Impairment charge of intangible assets:
Aerospace Structures	$—	$190,227	$—	$190,227

Amortization of acquired contract liabilities, net:
Integrated Systems	$8,172	$11,634	$25,789	$28,235
Aerospace Structures	6,559	22,858	22,980	63,627
	$14,731	$34,492	$48,769	$91,862

Adjusted EBITDAP:
Integrated Systems (1)	$39,151	$38,900	$111,748	$130,461
Aerospace Structures (1)	(28,699)	3,112	(2,994)	(12,784)
Product Support	13,032	14,062	35,548	37,137
Corporate	(17,744)	(15,225)	(59,126)	(71,994)
	$5,740	$40,849	$85,176	$82,820

Capital expenditures:
Integrated Systems	$3,951	$1,903	$9,388	$5,923
Aerospace Structures	5,722	5,791	22,937	22,066
Product Support	852	599	1,871	1,629
Corporate	45	864	628	2,314
	$10,570	$9,157	$34,824	$31,932

__________________
(1) Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in the fiscal year ended March 31, 2019. In accordance with the adoption of this guidance, prior year amounts related to the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to non-service pension (benefit) on the condensed consolidated statements of operations for all periods presented. Accordingly, income of $452 and $18,951 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the three months ended December 31, 2017. Accordingly, income of $1,332 and $56,879 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the nine months ended December 31, 2017. The Company also recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, which is presented on the accompanying condensed consolidated statements of operations within "Cost of sales."

	December 31, 2018	3/31/2018
Total Assets:
Integrated Systems	$1,231,882	$1,225,770
Aerospace Structures	1,784,185	2,260,416
Product Support	283,343	281,101
Corporate	31,104	39,777
	$3,330,514	$3,807,064
During the three months ended December 31, 2018 and 2017, the Company had international sales of $245,505 and $184,182, respectively.
During the nine months ended December 31, 2018 and 2017, the Company had international sales of $736,501 and $529,226, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements, including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of December 31, 2018 and March 31, 2018, condensed consolidating statements of comprehensive income for the three and nine months ended December 31, 2018 and 2017, and condensed consolidating statements of cash flows for the nine months ended December 31, 2018 and 2017.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$61	$28,603	$—	$28,664
Trade and other receivables, net	1,369	99,117	255,134	—	355,620
Contract assets	—	561,368	11,175	—	572,543
Inventories	—	443,512	100,206	—	543,718
Prepaid expenses and other	11,896	7,137	11,496	—	30,529
Assets held for sale	—	—	1,744	—	1,744
Total current assets	13,265	1,111,195	408,358	—	1,532,818
Property and equipment, net	12,175	579,565	105,752	—	697,492
Goodwill and other intangible assets, net	—	937,147	112,987	—	1,050,134
Other, net	19,881	23,796	6,393	—	50,070
Intercompany investments and advances	1,562,002	(23,788)	83,892	(1,622,106)	—
Total assets	$1,607,323	$2,627,915	$717,382	$(1,622,106)	$3,330,514

Current liabilities:
Current portion of long-term debt	$1,322	$13,138	$—	$—	$14,460
Accounts payable	4,465	498,527	37,273	—	540,265
Accrued expenses	55,378	459,691	41,092	—	556,161
Liabilities related to assets held for sale	—	—	231	—	231
Total current liabilities	61,165	971,356	78,596	—	1,111,117
Long-term debt, less current portion	1,590,321	28,912	—	—	1,619,233
Intercompany advances	217,930	2,061,912	488,265	(2,768,107)	—
Accrued pension and other postretirement benefits, noncurrent	6,324	423,628	—	—	429,952
Deferred income taxes and other	8,080	424,915	13,714	—	446,709
Total stockholders’ (deficit) equity	(276,497)	(1,282,808)	136,807	1,146,001	(276,497)
Total liabilities and stockholders’ (deficit) equity	$1,607,323	$2,627,915	$717,382	$(1,622,106)	$3,330,514

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$735,753	$91,528	$(19,386)	$807,895

Operating costs and expenses:
Cost of sales	—	660,002	72,658	(19,386)	713,274
Selling, general and administrative	17,720	46,033	8,070	—	71,823
Depreciation and amortization	744	32,640	4,020	—	37,404
Restructuring costs	—	2,327	—	—	2,327
	18,464	741,002	84,748	(19,386)	824,828
Operating (loss) income	(18,464)	(5,249)	6,780	—	(16,933)
Intercompany interest and charges	(39,513)	37,484	2,029	—	—
Non-service defined benefit income	—	(16,188)	(332)	—	(16,520)
Interest expense and other	25,476	4,007	(174)	—	29,309
(Loss) income before income taxes	(4,427)	(30,552)	5,257	—	(29,722)
Income tax (benefit) expense	(14,248)	14,325	1,146	—	1,223
Net income (loss)	9,821	(44,877)	4,111	—	(30,945)
Other comprehensive loss	(279)	(174)	(7,951)	—	(8,404)
Total comprehensive income (loss)	$9,542	$(45,051)	$(3,840)	$—	$(39,349)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$705,792	$88,443	$(18,989)	$775,246

Operating costs and expenses:
Cost of sales	—	581,065	68,794	(18,989)	630,870
Selling, general and administrative	27,914	28,070	6,902	—	62,886
Depreciation and amortization	441	34,606	4,273	—	39,320
Restructuring costs	2,382	2,637	1,130	—	6,149
	30,737	781,391	136,313	(18,989)	929,452
Operating (loss) income	(30,737)	(75,599)	(47,870)	—	(154,206)
Intercompany interest and charges	(39,386)	38,877	509	—	—
Non-service defined benefit income	(15,099)	(18,771)	(632)	—	(34,502)
Interest expense and other	23,686	2,796	(646)	—	25,836
Income (loss) before income taxes	62	(98,501)	(47,101)	—	(145,540)
Income tax (benefit) expense	(49,074)	15,715	1,071	—	(32,288)
Net income (loss)	49,136	(114,216)	(48,172)	—	(113,252)
Other comprehensive (loss) income	(613)	7,235	(1,824)	—	4,798
Total comprehensive income (loss)	$48,523	$(106,981)	$(49,996)	$—	$(108,454)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,286,932	$268,808	$(59,837)	$2,495,903

Operating costs and expenses:
Cost of sales	—	2,052,427	215,372	(59,837)	2,207,962
Selling, general and administrative	57,210	140,892	24,929	—	223,031
Depreciation and amortization	2,200	99,302	12,847	—	114,349
Restructuring costs	2,766	15,440	—	—	18,206
Loss on divestitures	16,890	947	—	—	17,837
	79,066	2,309,008	253,148	(59,837)	2,581,385
Operating (loss) income	(79,066)	(22,076)	15,660	—	(85,482)
Intercompany interest and charges	(118,352)	112,281	6,071	—	—
Non-service defined benefit income	—	(48,562)	(1,019)	—	(49,581)
Interest expense and other	73,855	13,334	(3,674)	—	83,515
Income (loss) before income taxes	(34,569)	(99,129)	14,282	—	(119,416)
Income tax expense (benefit)	16,297	(15,761)	2,203	—	2,739
Net (loss) income	(50,866)	(83,368)	12,079	—	(122,155)
Other comprehensive loss	(349)	(609)	(21,801)	—	(22,759)
Total comprehensive loss	$(51,215)	$(83,977)	$(9,722)	$—	$(144,914)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	Nine Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,096,894	$266,101	$(60,904)	$2,302,091

Operating costs and expenses:
Cost of sales	—	1,721,734	216,349	(60,904)	1,877,179
Selling, general and administrative	69,820	120,551	26,108	—	216,479
Depreciation and amortization	1,050	105,781	12,487	—	119,318
Restructuring costs	17,089	13,883	2,779	—	33,751
Loss on divestitures	20,371	—	—	—	20,371
	108,330	2,096,962	312,937	(60,904)	2,457,325
Operating loss	(108,330)	(68)	(46,836)	—	(155,234)
Intercompany interest and charges	(122,339)	116,076	6,263	—	—
Non-service defined benefit income	(14,576)	(56,344)	(1,867)	—	(72,787)
Interest expense and other	63,092	8,181	956	—	72,229
Loss before income taxes	(34,507)	(67,981)	(52,188)	—	(154,676)
Income tax (benefit) expense	(64,823)	31,414	(706)	—	(34,115)
Net income (loss)	30,316	(99,395)	(51,482)	—	(120,561)
Other comprehensive (loss) income	(3,012)	5,064	19,502	—	21,554
Total comprehensive income (loss)	$27,304	$(94,331)	$(31,980)	$—	$(99,007)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(50,866)	$(83,368)	$12,079	$—	$(122,155)

Adjustments to reconcile net income to net cash provided by (used in) operating activities	38,356	(154,793)	27,597	17,879	(70,961)
Net cash (used in) provided by operating activities	(12,510)	(238,161)	39,676	17,879	(193,116)
Capital expenditures	(628)	(30,398)	(3,798)	—	(34,824)
Proceeds from sale of assets	—	40,235	1,182	—	41,417
Net cash (used in) provided by investing activities	(628)	9,837	(2,616)	—	6,593
Net increase in revolving credit facility	218,066	—	—	—	218,066
Proceeds on issuance of debt	—	—	45,000	—	45,000
Retirements and repayments of debt	(1,091)	(15,120)	(56,800)	—	(73,011)
Payments of deferred financing costs	(1,941)	—	—	—	(1,941)
Dividends paid	(5,975)	—	—	—	(5,975)
Repurchase of restricted shares for minimum tax obligation	(645)			—	(645)
Intercompany financing and advances	(195,320)	243,505	(30,306)	(17,879)	—
Net cash provided (used in) by financing activities	13,094	228,385	(42,106)	(17,879)	181,494
Effect of exchange rate changes on cash	—	—	(2,126)	—	(2,126)
Net change in cash and cash equivalents	(44)	61	(7,172)	—	(7,155)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$—	$61	$28,603	$—	$28,664

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Nine Months Ended December 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$30,316	$(99,395)	$(51,482)	$—	$(120,561)

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(54,460)	(139,525)	73,560	42,707	(77,718)
Net cash (used in) provided by operating activities	(24,144)	(238,920)	22,078	42,707	(198,279)
Capital expenditures	(2,314)	(25,507)	(4,111)	—	(31,932)
Proceeds from sale of assets	—	68,009	403	—	68,412
Net cash (used in) provided by investing activities	(2,314)	42,502	(3,708)	—	36,480
Net increase in revolving credit facility	20,000	—	—	—	20,000
Proceeds on issuance of debt	500,000	—	31,500	—	531,500
Retirements and repayments of debt	(314,628)	(19,333)	(35,300)	—	(369,261)
Payments of deferred financing costs	(17,729)	—	—	—	(17,729)
Dividends paid	(5,956)	—	—	—	(5,956)
Repurchase of restricted shares for minimum tax obligations	(369)	—	—	—	(369)
Intercompany financing and advances	(162,174)	200,010	4,871	(42,707)	—
Net cash provided by (used in) financing activities	19,144	180,677	1,071	(42,707)	158,185
Effect of exchange rate changes on cash	—	—	(1,631)	—	(1,631)
Net change in cash and cash equivalents	(7,314)	(15,741)	17,810	—	(5,245)
Cash and cash equivalents at beginning of period	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of period	$12,628	$8,396	$43,364	$—	$64,388

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

16.    RESTRUCTURING COSTS
During the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. These plans are nearing completion, and as a result, the Company will have reduced its footprint by approximately 4.3 million square feet, will have reduced head count by approximately 2,500 employees and will have amended certain contracts. The Company originally estimated that it would record aggregate pre-tax charges of $195,000 to $210,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation, and facility closure and other exit costs. These charges have resulted in cash outlays and will continue to do so until the completion of the related programs. As of December 31, 2018, the Company has updated its estimate of the expected aggregate pre-tax charge to $204,400 upon completion of the restructuring and is considering whether additional programs, which could impact the estimated aggregate pre-tax charge estimate, may further support the achievement of the overall strategic objective of the restructuring plans. From the initiation of the plans through the nine months ended December 31, 2018, the Company has incurred approximately $195,300, and expects to incur approximately $9,100 of additional pre-tax charges primarily from remaining employee termination benefits and facility consolidations.
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
The restructuring charges recognized for the three and nine months ended December 31, 2018 and 2017, by type and by segment consisted of the following:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$783	$177	$—	$—	$960
Facility closure and other exit costs	1,076	—	—	—	1,076
Other	291	—	—	—	291
Total restructuring costs	2,150	177	—	—	2,327
Depreciation and amortization	—	—	—	—	—
Total	$2,150	$177	$—	$—	$2,327

	For the Three Months Ended December 31, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$26	$1,121	$—	$—	$1,147
Facility closure and other exit costs	—	474	—	—	474
Other	929	1,198	19	2,382	4,528
Total restructuring costs	955	2,793	19	2,382	6,149
Depreciation and amortization	382	—	—	—	382
Total	$1,337	$2,793	$19	$2,382	$6,531

	Nine Months Ended December 31, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$1,951	$10,070	$163	$2,767	$14,951
Facility closure and other exit costs	2,460	—	—	—	2,460
Other	795	—	—	—	795
Total restructuring costs	5,206	10,070	163	2,767	18,206
Depreciation and amortization	—	—	—	—	—
Total	$5,206	$10,070	$163	$2,767	$18,206

	Nine Months Ended December 31, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$26	$1,868	$—	$—	$1,894
Facility closure and other exit costs	70	8,265	—	—	8,335
Other	1,673	3,981	779	17,089	23,522
Total restructuring costs	1,769	14,114	779	17,089	33,751
Depreciation and amortization	1,909	629	—	—	2,538
Total	$3,678	$14,743	$779	$17,089	$36,289
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
In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. (collectively, the "fiscal 2019 divestitures") for combined cash proceeds of $40.0 million and a note receivable of $7.0 million. The note receivable was collected in October 2018. As a result of these sales, the Company recognized losses of $17.2 million, which is presented on the accompanying condensed consolidated statements of operations within "Loss on divestitures." The operating results for the fiscal 2019 divestitures are included in Aerospace Structures through the date of divestiture.
Highlights for the third quarter of the fiscal year ending March 31, 2019, included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2019, were $807.9 million, compared with $775.2 million for the prior year period.

•	Operating loss in the third quarter of fiscal 2019 was $16.9 million, compared with operating loss of $154.2 million for the third quarter of fiscal 2018.

•	Net loss for the third quarter of fiscal 2019 was $30.9 million, compared with a net loss of $113.3 million for the third quarter of fiscal 2018.

•	Backlog as of December 31, 2018, was $4.34 billion. Of our existing backlog of $4.34 billion, we estimate that approximately $1.62 billion will not be shipped by December 31, 2019.

•	Net loss for the third quarter of fiscal 2019 was $0.62 per diluted common share, as compared with a net loss of $2.29 per diluted share in the prior year period.

•
We used $193.1 million of cash flow from operating activities for the nine months ended December 31, 2018, as compared with cash used in operations of $198.3 million in the comparable prior year period.

We committed to several plans that incorporate the restructuring of certain of our businesses as well as the consolidation of certain of our facilities. We expect to reduce our footprint by approximately 4.3 million square feet and to reduce head count by 2,500 employees. Over the course of the plans (which were initiated in fiscal 2016), we estimate that we will record aggregate pre-tax charges of $195.0 million to $210.0 million related to these plans, which represent employee termination benefits, contract termination costs, accelerated depreciation, and facility closure and other exit costs and will result in future cash outlays. For the nine months ended December 31, 2018 and 2017, we recorded pre-tax charges of $18.2 million and $36.3 million, respectively, related to these plans.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act introduced tax reform that reduced the current corporate federal income tax rate from 35% to 21%, among other changes. The company has completed its analysis of the Act and has recorded an additional tax of $1,646 resulting from the increase in the previous estimate of the transition tax on unremitted earnings of our foreign businesses.
The Company has elected to treat the Act’s global intangible low-taxed income (“GILTI”) as a period expense and has included estimated GILTI tax related to current year operations in the Company's annualized effective tax rate.
In January 2019, the Company entered into a definitive agreement to transfer the Global 7500 program to Bombardier. Under the terms of the agreement, Triumph will transition responsibility for the Global 7500 wing manufacturing operations and assets to Bombardier. The companies have agreed that Bombardier will continue to operate the program’s production line at Triumph’s Red Oak, Texas facility and Triumph employees currently operating the Global 7500 production line in Red Oak will continue in their roles upon completion of the transition. The transition of the Global 7500 wing manufacturing operations closed in February 2019 at which point Bombardier assumed the program’s assets and obligations. The transition of the Global 7500 wing manufacturing is expected to result in a loss of approximately $180.0 million to $200.0 million, but is expected to have a positive impact on Triumph’s fiscal year 2020 cash flow.
In January 2019, the Company entered into a definitive agreement to sell sell its metallics machining operations. The metallics machining operations included in the agreement are Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.) in Oregon. Also in January 2019, the Company entered into a definitive agreement to sell Triumph Fabrications. The operations included in the agreement are in Fort Worth, Texas; Hot Springs, Arkansas; Phoenix, Arizona; San Diego, California; and Shelbyville, Indiana. Upon closing, the sale of the metallics machining operations is expected to result in a loss of $65.0 million to $85.0 million, and the sale of Triumph Fabrications is expected to result in a gain of approximately $50.0 million to $60.0 million. Prospectively, the transactions are expected to enhance margins, and proceeds from the transactions will provide funds to be used in debt reduction. Both transactions, subject to customary closing conditions, are expected to close in the first half of 2019.
The Company is still in the early production stages for the Embraer programs, as these aircrafts are scheduled to enter service in 2019. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Embraer programs to generate acceptable levels of aircraft sales. The failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.
Under our contract with Embraer, we have the exclusive right to design, develop and manufacture the center fuselage section III, rear fuselage section and various tail section components (rudder and elevator) for the E2-Jets. The contract provides for funding on a fixed amount of non-recurring costs, which will be paid over a specified number of production units. Higher than expected spending on the E2-Jets program has resulted in a near breakeven estimated profit margin percentage, with additional potential future cost pressures as well as opportunities for improved performance. During the fiscal year ended March 31, 2018, the Company reached an agreement with AeroSpace Technologies of Korea Inc. (“ASTK”) to optimize the supply chain under our portion of the E2 program. Under this agreement, ASTK will build and transport fuselage shipsets to Embraer and establish a facility in Brazil to manage stock and repairs locally. The Company currently maintains its role as the supply chain integrator on the program, but is analyzing the most cost-efficient supply chain arrangement to ensure continuity of supply and the long-term success of the program. Risks related to additional engineering as well as the recurring cost profile remain as this program completes flight testing.
The Company continues to experience losses on its G280 wing contract with Israel Aerospace Industries Ltd. (“IAI”) produced in its Tulsa, OK facility, and as a result, the Company and IAI continue to have programmatic and commercial discussions on the wing scope of work and are jointly analyzing the most cost-efficient supply chain arrangement to ensure continuity of supply and the long-term success of the program and both companies.
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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
In September 2017, the Company reached an agreement with Boeing to supply the wing, vertical tail and horizontal tail structures for the new T-X pilot training program for the U.S. Air Force. In September 2018, the U.S. Air Force awarded the contract to Boeing. In fiscal 2019, the Company initiated supply chain analysis in support of Boeing's preliminary design. Risks related to development and recurring productions costs are possible and could result in future forward losses.
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
In December 2016, the Company entered into a definitive agreement to divest Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU"). As a result, the Company recognized a loss of $14.3 million on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $14.0 million. This transaction closed in January 2019 and is expected to result in a gain of approximately $11.0 million to $12.0 million. The related assets and liabilities are shown as held for sale on the accompanying condensed consolidated balance sheets.
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
The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(30,945)	$(113,252)	$(122,155)	$(120,561)
Loss on divestitures	—	—	17,837	20,371
Adoption of ASU 2017-07	—	—	87,241	—
Amortization of acquired contract liabilities, net	(14,731)	(34,492)	(48,769)	(91,862)
Depreciation and amortization*	37,404	229,547	114,349	309,545
Interest expense and other	29,309	25,836	83,515	72,229
Pension settlement charge	—	(15,099)	—	(14,576)
Income tax expense (benefit)	1,223	(32,288)	2,739	(34,115)
Adjusted EBITDA	$22,260	$60,252	$134,757	$141,031
Non-service defined benefit income (excluding settlements)	(16,520)	(19,403)	(49,581)	(58,211)
Adjusted EBITDAP	$5,740	$40,849	$85,176	$82,820
*Includes impairment charges related to intangible assets in 2017
The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(16,933)	$39,947	$(49,813)	$11,421	$(18,488)
Loss on divestitures	—	—	—	—	—
Amortization of acquired contract liabilities, net	(14,731)	(8,172)	(6,559)	—	—
Depreciation and amortization	37,404	7,376	27,673	1,611	744
Adjusted EBITDAP	$5,740	$39,151	$(28,699)	$13,032	$(17,744)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(154,206)	$42,216	$(193,155)	$12,399	$(15,666)
Loss on divestitures	—	—	—	—	—
Amortization of acquired contract liabilities, net	(34,492)	(11,634)	(22,858)	—	—
Depreciation and amortization*	229,547	8,318	219,125	1,663	441
Adjusted EBITDAP	$40,849	$38,900	$3,112	$14,062	$(15,225)
*Includes Impairment charges related to intangible assets

	Nine Months Ended December 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(85,482)	$115,221	$(152,143)	$30,604	$(79,164)
Loss on divestitures	17,837	—	—	—	17,837
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities, net	(48,769)	(25,789)	(22,980)	—	—
Depreciation and amortization	114,349	22,316	84,888	4,944	2,201
Adjusted EBITDAP	85,176	$111,748	$(2,994)	$35,548	$(59,126)

	Nine Months Ended December 31, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(155,234)	130,839	$(224,726)	$32,069	$(93,416)
Loss on divestitures	20,371	—	—	—	20,371
Amortization of acquired contract liabilities, net	(91,862)	(28,235)	(63,627)	—	—
Depreciation and amortization*	309,545	27,857	275,569	5,068	1,051
Adjusted EBITDAP	$82,820	$130,461	$(12,784)	$37,137	$(71,994)
*Includes Impairment charges related to intangible assets
Three months ended December 31, 2018 compared with three months ended December 31, 2017

	Three Months Ended December 31,
	2018	2017
	(dollars in thousands)
Net sales	$807,895	$775,246
Segment operating loss	$1,555	$(138,540)
Corporate expense	(18,488)	(15,666)
Total operating loss	(16,933)	(154,206)
Interest expense and other	29,309	25,836
Non-service defined benefit income	(16,520)	(34,502)
Income tax expense (benefit)	1,223	(32,288)
Net loss	$(30,945)	$(113,252)

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net sales increased by $32.6 million, or 4.2%, to $807.9 million for the three months ended December 31, 2018, from $775.2 million for the three months ended December 31, 2017. Organic sales adjusted for inter-segment sales increased $75.4 million, or 10.3%, partially offset by declines from divestitures of $42.7 million. Organic sales increased increased primarily due to shipments for narrow body programs such as the 737 and A320 and the ramp on development programs. Net sales for the three months ended December 31, 2018, included $3.8 million in total non-recurring revenues, as compared with $2.8 million in non-recurring revenues for the three months ended December 31, 2017.
Cost of sales increased $82.4 million, or 13.1%, to $713.3 million for the three months ended December 31, 2018, from $630.9 million for the three months ended December 31, 2017. Organic cost of sales increased $121.3 million, or 20.5%. Organic cost of sales increases were partially offset by decreases from divestitures of $38.9 million. Organic cost of sales increased due to the increase in organic sales mentioned above, changes in sales mix, and additional forward loss provisions, primarily from the Bombardier Global 7500 program of $40.6 million. The organic gross margin for the three months ended December 31, 2018 was 11.7%, as compared with 19.2%, for the three months ended December 31, 2017.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $47.0 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $25.6 million and gross unfavorable adjustments of $72.6 million. Gross margin for the three months ended December 31, 2017, included net favorable cumulative catch-up adjustments of $5.3 million.
Segment operating loss decreased by $140.1 million, or 101.1%, to an operating loss of $1.6 million for the three months ended December 31, 2018, from an operating loss of $138.5 million for the three months ended December 31, 2017. Organic segment operating loss decreased by $138.9 million or 101.1%. Divestitures contributed additional decreases to operating loss of $1.2 million. Organic operating loss for the three months ended December 31, 2018 decreased due to a non-recurring intangible asset impairment charge of $190.2 million recorded in the three months ended December 31, 2017. This decrease was partially offset by the unfavorable cumulative catch-up adjustments noted above.
Corporate expenses were $18.5 million for the three months ended December 31, 2018, as compared with $15.7 million for the three months ended December 31, 2017. The increase in corporate expenses was $2.8 million, or 18.0%, and was primarily the result of increased compensation expense .

Interest expense and other increased by $3.5 million, or 13.4%, to $29.3 million for the three months ended December 31, 2018, compared with $25.8 million for the three months ended December 31, 2017, due to higher interest rates and relative debt levels.
The effective income tax rate for the three months ended December 31, 2018, was (4.1)% compared with 22.2% for the three months ended December 31, 2017. For the three months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
For the fiscal year ending March 31, 2019, the Company expects tax expense to be approximately $5 to $6 million with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 9.

Business Segment Performance - Three months ended December 31, 2018 compared with three months ended December 31, 2017
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures and Product Support. The results of operations among our operating segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements in which we become the primary source or one of a few primary sources to our customers, whereby our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems and Aerospace Structures segments.
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

	Three Months Ended December 31,			% of Total Sales
	2018	2017	% Change	2018	2017
	(in thousands)
NET SALES
Integrated Systems	$252,437	$239,198	5.5%	31.2%	30.9%
Aerospace Structures	490,337	473,273	3.6%	60.7%	61.0%
Product Support	71,446	68,039	5.0%	8.8%	8.8%
Elimination of inter-segment sales	(6,325)	(5,264)	20.2%	(0.8)%	(0.7)%
Total Net Sales	$807,895	$775,246	4.2%	100.0%	100.0%

	Three Months Ended December 31,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
SEGMENT OPERATING LOSS
Integrated Systems	$39,947	$42,216	(5.4)%	15.8%	17.6%
Aerospace Structures	(49,813)	(193,155)	(74.2)%	(10.2)%	(40.8)%
Product Support	11,421	12,399	(7.9)%	16.0%	18.2%
Corporate	(18,488)	(15,666)	(18.0)%	n/a	n/a
Total Operating Loss	$(16,933)	$(154,206)		(2.1)%	(19.9)%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$39,151	$38,900	0.6%	15.5%	16.3%
Aerospace Structures	(28,699)	3,112	(1,022.2)%	(5.9)%	0.7%
Product Support	13,032	14,062	(7.3)%	18.2%	20.7%
Corporate	(17,744)	(15,225)	(16.5)%	n/a	n/a
	$5,740	$40,849	(85.9)%	0.7%	5.3%

Integrated Systems: Integrated Systems net sales increased by $13.2 million, or 5.5%, to $252.4 million for the three months ended December 31, 2018, from $239.2 million for the three months ended December 31, 2017. The increase was entirely organic and was primarily due to increased shipments for narrow body programs such as the 737, 787, A320, and certain military programs, partially offset by declines in aftermarket volume.
Integrated Systems cost of sales increased by $13.8 million, or 8.4%, to $177.9 million for the three months ended December 31, 2018, from $164.1 million for the three months ended December 31, 2017. The increase was entirely organic and driven by increased sales volume on certain military programs and higher costs incurred to drive future operational improvements.
The organic gross margin for the three months ended December 31, 2018 was 29.5% compared with 31.4% for the three months ended December 31, 2017. The decrease in gross margin for the three months ended December 31, 2018, is the result of a change in sales mix as well as the higher costs incurred to drive future operational improvements noted above.
Integrated Systems operating income decreased by $2.3 million, or 5.4%, to $39.9 million for the three months ended December 31, 2018, from $42.2 million for the three months ended December 31, 2017. The decrease was due to the decreased gross margin as noted above. The increase in Adjusted EBITDAP was not significant.
Integrated Systems operating income as a percentage of segment sales decreased to 15.8% for the three months ended December 31, 2018, as compared with 17.6% for the three months ended December 31, 2017. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales increased by $17.1 million, or 3.6%, to $490.3 million for the three months ended December 31, 2018, from $473.3 million for the three months ended December 31, 2017. Organic sales increased $59.8 million, or 13.9%. Net sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $42.7 million. The organic sales increased primarily due to rate increases and the ramp on development programs. Net sales for the three months ended December 31, 2018, included $3.8 million in total non-recurring revenues, as compared with $2.8 million in total non-recurring revenues for the three months ended December 31, 2017.
Aerospace Structures cost of sales increased by $65.5 million, or 15.5%, to $488.6 million for the three months ended December 31, 2018, from $423.1 million for the three months ended December 31, 2017. Organic cost of sales increased $104.4 million, or 27.2%. Cost of sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $38.9 million. The cost of sales increased due to the increase in organic sales mentioned above as well as a result of an increase in the forward loss reserve for the Bombardier Global 7500 program of $40.6 million. The organic gross margin for the three months ended December 31, 2018, was 0.4% compared with 10.8% for the three months ended December 31, 2017. The decrease in gross margin for the three months ended December 31, 2018, is the result of the increase in forward loss reserves.
Aerospace Structures cost of sales for the three months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $47.9 million. The cumulative catch-up adjustments to gross margin for the three months ended December 31, 2018, included gross favorable adjustments of $23.9 million and gross unfavorable adjustments of $71.9 million. Segment cost of sales for the three months ended December 31, 2017, included net favorable cumulative catch-up adjustments of $5.3 million.
Aerospace Structures operating loss decreased by $143.3 million, or 74.2%, to $49.8 million for the three months ended December 31, 2018, from $193.2 million for the three months ended December 31, 2017. The organic operating loss decreased $142.2 million, or 74.1%. Operating income increased as a result of the TS-LI and fiscal 2019 divestitures by $1.2

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

million. Organic operating loss decreased for the three months ended December 31, 2018, due to a non-recurring intangible asset impairment charge of $190.2 million recorded in the three months ended December 31, 2017, partially offset by the decreased gross margin as noted above. The decrease in Adjusted EBITDAP year over year is due to the decreased gross margins noted above.
Aerospace Structures operating loss as a percentage of segment sales decreased to (10.2)% for the three months ended December 31, 2018, as compared with (40.8)% for the three months ended December 31, 2017, due to the decrease in operating loss as noted above. The Adjusted EBITDAP margin year over year has decreased for the same reasons noted above for gross margin.

Product Support: Product Support net sales increased by $3.4 million, or 5.0%, to $71.4 million for the three months ended December 31, 2018, from $68.0 million for the three months ended December 31, 2017. The increase was entirely organic and driven by increased demand for structural component repairs.
Product Support cost of sales increased by $4.2 million, or 8.5%, to $53.1 million for the three months ended December 31, 2018, from $48.9 million for the three months ended December 31, 2017. The increase was driven entirely by the organic sales above. Gross margin for the three months ended December 31, 2018, was 25.7% compared with 28.1% for the three months ended December 31, 2017.
Product Support operating income decreased by $1.0 million, or 7.9%, to $11.4 million for the three months ended December 31, 2018, from $12.4 million for the three months ended December 31, 2017. The decrease was driven by the decreased gross margin noted above.
Product Support operating income as a percentage of segment sales decreased to 16.0% for the three months ended December 31, 2018, as compared with 18.2% for the three months ended December 31, 2017. The Adjusted EBITDAP margin was 18.2% for the three months ended December 31, 2018, as compared with 20.7% for the three months ended December 31, 2017. The decrease was driven by the decreased gross margin noted above.

Nine months ended December 31, 2018, compared with nine months ended December 31, 2017

	Nine Months Ended December 31,
	2018	2017
	(dollars in thousands)
Net sales	$2,495,903	$2,302,091
Segment operating loss	$(6,318)	$(61,818)
Corporate expense	(79,164)	(93,416)
Total operating loss	(85,482)	(155,234)
Interest expense and other	83,515	72,229
Non-service defined benefit income	(49,581)	(72,787)
Income tax expense (benefit)	2,739	(34,115)
Net loss	$(122,155)	$(120,561)

Net sales increased by $193.8 million, or 8.4%, to $2.50 billion for the nine months ended December 31, 2018, from $2.30 billion for the nine months ended December 31, 2017. Organic sales adjusted for inter-segment sales increased by $297.6 million, or 13.9%. Organic sales increases were partially offset by decreases from divestitures of $103.8 million. Organic sales increased primarily due to the initial ramp up of production and deliveries on the Bombardier Global 7500 and the settlement of outstanding assertions. Net sales for the nine months ended December 31, 2018, included $48.0 million in total non-recurring revenues, as compared with $7.0 million in non-recurring revenues for the nine months ended December 31, 2017. Net sales for the nine months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $5.6 million. The cumulative catch-up adjustments to net sales included gross favorable adjustments of $13.3 million and gross unfavorable adjustments of $19.0 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cost of sales increased by $330.8 million, or 17.6%, to $2.21 billion for the nine months ended December 31, 2018, from $1.88 billion for the nine months ended December 31, 2017. Organic cost of sales increased $427.5 million, or 24.8%. Organic cost of sales increases were partially offset by decreases from divestitures of $96.7 million. Organic cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions, including from the adoption of ASU 2017-07 of $87.2 million and the Bombardier Global 7500 program of $60.4 million. The organic gross margin for the nine months ended December 31, 2018, was 11.7%, as compared to 19.4% for the nine months ended December 31, 2017.
Gross margin for the nine months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments on long-term contracts of $59.4 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $31.6 million and gross unfavorable adjustments of $91.1 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Gross margin for the nine months ended December 31, 2017, included net unfavorable cumulative catch-up adjustments of $12.0 million.

Segment operating loss decreased by $55.5 million, or (89.8)%, to an operating loss of $(6.3) million for the nine months ended December 31, 2018, from an operating loss of $(61.8) million for the nine months ended December 31, 2017. Organic segment operating loss decreased $45.8 million. Divestitures contributed additional decreases to operating loss of $9.7 million. Organic operating loss for the nine months ended December 31, 2018, decreased due to a non-recurring intangible asset impairment charge of $190.2 million recorded in the nine months ended December 31, 2017, partially offset by decreased gross margins, including the impact of the adoption of ASU 2017-07, the unfavorable cumulative catch-up adjustments noted above, as well as higher research and development expenses of $5.3 million.
Corporate expenses were $79.2 million for the nine months ended December 31, 2018, as compared with $93.4 million for the nine months ended December 31, 2017. The decrease in corporate expenses of $14.3 million, or 15.3%, was due to decreases in restructuring charges of $14.3 million, losses on divestitures of $2.5 million, and consulting expenses of $15.0 million. These decreases were partially offset by increases in compensation expense and legal fees.
Interest expense and other increased by $11.3 million, or 15.6%, to $83.5 million for the nine months ended December 31, 2018, compared with $72.2 million for the nine months ended December 31, 2017, due to higher interest rates and relative debt levels.
The effective income tax rate for the nine months ended December 31, 2018, was (2.3)% compared with 22.1% for the nine months ended December 31, 2017. For the nine months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
For the fiscal year ending March 31, 2019, the Company expects tax expense to be approximately $5 to $6 million with opportunity to be reduced further through the release of the valuation allowance that is discussed further in Note 9.

Business Segment Performance - Nine months ended December 31, 2018 compared with nine months ended December 31, 2017:

	Nine Months Ended December 31,			% of Total Sales
	2018	2017	% Change	2018	2017
	(in thousands)
NET SALES
Integrated Systems	$754,193	$711,099	6.1%	30.2%	30.9%
Aerospace Structures	1,551,090	1,404,359	10.4%	62.1%	61.0%
Product Support	209,860	202,839	3.5%	8.4%	8.8%
Elimination of inter-segment sales	(19,240)	(16,206)	18.7%	(0.7)%	(0.7)%
Total Net Sales	$2,495,903	$2,302,091	8.4%	100.0%	100.0%

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
SEGMENT OPERATING LOSS
Integrated Systems	$115,221	$130,839	(11.9)%	15.3%	18.4%
Aerospace Structures	(152,143)	(224,726)	(32.3)%	(9.8)%	(16.0)%
Product Support	30,604	32,069	(4.6)%	14.6%	15.8%
Corporate	(79,164)	(93,416)	15.3%	n/a	n/a
Total Operating Loss	$(85,482)	$(155,234)		(3.4)%	(6.7)%

	Nine Months Ended December 31,			% of Segment Sales
	2018	2017	% Change	2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$111,748	$130,461	(14.3)%	14.8%	18.3%
Aerospace Structures	(2,994)	(12,784)	(76.6)%	(0.2)%	(0.9)%
Product Support	35,548	37,137	(4.3)%	16.9%	18.3%
Corporate	(59,126)	(71,994)	17.9%	n/a	n/a
	$85,176	$82,820	2.8%	3.4%	3.6%

Integrated Systems: Integrated Systems net sales increased by $43.1 million, or 6.1%, to $754.2 million for the nine months ended December 31, 2018, from $711.1 million for the nine months ended December 31, 2017. Organic sales increased $61.2 million, or 8.8%. The Embee divestiture contributed $18.1 million to the net sales for the nine months ended December 31, 2017. Organic sales increased primarily due to rate increases on key commercial programs and higher volumes on certain military programs.
Integrated Systems cost of sales increased by $60.3 million, or 12.8%, to $532.8 million for the nine months ended December 31, 2018, from $472.5 million for the nine months ended December 31, 2017. Organic cost of sales increased $73.5 million, or 16.0%. The Embee divestiture contributed $13.2 million to the cost of sales for the nine months ended December 31, 2017. The organic cost of sales increased due to the net sales increase noted above, sales mix, and higher costs incurred to drive future operational improvements. The organic gross margin for the nine months ended December 31, 2018, was 29.4% compared with 33.7% for the nine months ended December 31, 2017. The decrease in gross margin for the nine months ended December 31, 2018, is the result of sales mix, the higher costs incurred to drive future operational improvements noted above, and a settlement of customer assertions in the comparable prior period.
Integrated Systems operating income decreased by $15.6 million, or 11.9%, to $115.2 million for the nine months ended December 31, 2018, from $130.8 million for the nine months ended December 31, 2017. Organic operating income decreased $15.4 million, or 11.8%. The Embee divestiture contributed $0.2 million to the operating income for the nine months ended December 31, 2017. Operating income decreased for the nine months ended December 31, 2018, due to the decreased gross margin as noted above. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.
Integrated Systems operating income as a percentage of segment sales decreased to 15.3% for the nine months ended December 31, 2018, as compared with 18.4% for the nine months ended December 31, 2017, due to the decreased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales increased by $146.7 million, or 10.4%, to $1.55 billion for the nine months ended December 31, 2018, from $1,404.4 million for the nine months ended December 31, 2017. Organic sales increased $224.5 million, or 17.6%. Net sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $77.8 million. The organic sales increased due to the initial ramp up of production and deliveries on the Bombardier Global 7500 program and

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

the favorable settlement on open assertions with other customers, partially offset by a decrease in revenue recognized from the amortization of acquired contract liabilities of $40.6 million. Net sales for the nine months ended December 31, 2018, included $48.0 million in total non-recurring revenues, as compared with $7.0 million in total non-recurring revenues for the nine months ended December 31, 2017.
Aerospace Structures cost of sales increased by $264.8 million, or 20.8%, to $1.54 billion for the nine months ended December 31, 2018, from $1,271.3 million for the nine months ended December 31, 2017. The organic cost of sales increased $341.8 million, or 29.9%. Cost of sales decreased as a result of the TS-LI and fiscal 2019 divestitures by $77.1 million. The cost of sales increased due to the increase in organic sales mentioned above and due to additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million as well as from the Bombardier Global 7500 program of $60.4 million. The organic gross margin for the nine months ended December 31, 2018, was 0.9% compared with 10.2% for the nine months ended December 31, 2017.
Aerospace Structures cost of sales for the nine months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments of $60.1 million. The cumulative catch-up adjustments to gross margin for the nine months ended December 31, 2018, included gross favorable adjustments of $30.9 million and gross unfavorable adjustments of $91.0 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Segment cost of sales for the nine months ended December 31, 2017, included net unfavorable cumulative catch-up adjustments of $12.0 million.
Aerospace Structures operating loss decreased by $72.6 million, or 32.3%, to $152.1 million for the nine months ended December 31, 2018, compared with an operating loss of $224.7 million for the nine months ended December 31, 2017. The organic operating loss decreased $61.6 million or 29.1%. Operating loss decreased as a result of the TS-LI and fiscal 2019 divestitures by $10.9 million. Organic operating loss decreased for the nine months ended December 31, 2018, due to a non-recurring intangible asset impairment charge of $190.2 million recorded in the nine months ended December 31, 2017, partially offset by the the decreased gross margin noted above and increased research and development expense of $4.4 million. The increase in Adjusted EBITDAP year over year is primarily due to improvement in operating performance and margins and changes in sales mix.
Aerospace Structures operating loss as a percentage of segment sales increased to 9.8% for the nine months ended December 31, 2018, as compared with 16.0% for the nine months ended December 31, 2017, due to the increase in operating loss as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Product Support: Product Support net sales increased by $7.0 million, or 3.5%, to $209.9 million for the nine months ended December 31, 2018, from $202.8 million for the nine months ended December 31, 2017. Organic sales increased $14.9 million, or 7.7%, due to increased demand in structural component repairs. The divestiture of Engines and APU contributed $7.9 million to net sales for the nine months ended December 31, 2017.
Product Support cost of sales increased by $8.7 million, or 5.8%, to $158.3 million for the nine months ended December 31, 2018, from $149.6 million for the nine months ended December 31, 2017. Organic cost of sales increased $15.2 million, or 10.7%. Organic cost of sales increased due to increased volumes. The divestiture of Engines and APU contributed $6.5 million in cost of sales to the nine months ended December 31, 2017. Organic gross margin for the nine months ended December 31, 2018, was 24.6% compared with 26.6% for the nine months ended December 31, 2017, and was impacted by learning curves on new programs.
Product Support operating income decreased by $1.5 million, or 4.6%, to $30.6 million for the nine months ended December 31, 2018, from $32.1 million for the nine months ended December 31, 2017. Organic operating income decreased $0.4 million, or 1.3%, due to the increased decreased gross margin noted above. The divestiture of Engines and APU contributed $1.1 million operating income for the nine months ended December 31, 2017. The decreased gross margins contributed to the decrease in Adjusted EBITDAP year over year.
Product Support operating income as a percentage of segment sales decreased to 14.6% for the nine months ended December 31, 2018, as compared with 15.8% for the nine months ended December 31, 2017, due to the decreased gross profit noted above. These same factors contributed to the decreased Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2018, we used approximately $193.1 million of cash flows from operating activities, received approximately $6.6 million in investing activities and received approximately $181.5 million in financing activities.
Cash flows used in operating activities for the nine months ended December 31, 2018, were $193.1 million, compared with cash flows used in operating activities for the nine months ended December 31, 2017 of $198.3 million. We continue to invest in inventory and contract assets for new programs which impacts our cash flows from operating activities. During the nine months ended December 31, 2018, cash flows used on new programs included approximately $206.0 million and $16.0 million pertaining to the Bombardier Global 7500 program and the Embraer E-Jet, respectively. During the nine months ended December 31, 2018, the company received approximately $125.0 million in customer advances currently recorded in accounts payable and not yet tied to specific future deliveries.  In addition, the Company liquidated approximately $177.0 million of prior period advances against current period deliveries.
Cash flows provided by investing activities for the nine months ended December 31, 2018, decreased $29.9 million from the nine months ended December 31, 2017. Cash flows provided by investing activities for the nine months ended December 31, 2018, included capital expenditures of $34.8 million and proceeds from the sale of assets of $41.4 million. Cash provided by investing activities for the nine months ended December 31, 2017, included capital expenditures of $31.9 million and proceeds from the sale of assets of $68.4 million.
Cash flows provided by financing activities for the nine months ended December 31, 2018, were $181.5 million, compared with cash flows provided by financing activities for the nine months ended December 31, 2017, of $158.2 million.
As of December 31, 2018, $388.2 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On December 31, 2018, an aggregate amount of $331.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
At December 31, 2018, there was $96.0 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not impacted by the borrowing capacity of the Credit Facility.
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowers the capacity upon completion of certain asset sales and will automatically reduce to $700,000 at March 31, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment. The divestitures occurring in the nine months ended December 31, 2018 resulted in a reduction of the capacity under the Credit Agreement from $800,000 to $750,000. The metallics machining operations and Triumph Fabrications divestitures associated with the definitive agreements executed in January 2019 will, upon closing, further reduce the capacity under the Credit Agreement to $700,000 if the transactions close prior to the automatic reduction that will occur on March 31, 2019.
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
The expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt principal (1)	$1,647,810	$14,460	$821,363	$304,520	$507,467
Debt interest (2)	323,844	74,237	137,948	85,820	25,839
Operating leases	106,251	22,319	34,606	18,112	31,214
Purchase obligations	1,700,104	1,302,191	378,231	4,177	15,505
Total	$3,778,009	$1,413,207	$1,372,148	$412,629	$580,025

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(1) Included in the Company’s condensed consolidated balance sheet at December 31, 2018.
(2) Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $17.8 million as of December 31, 2018, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.
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
As of December 31, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Brexit may have short-term and long-term impacts on the Company's operations in the United Kingdom.
In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on the Company’s United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The Company’s United Kingdom operations represented approximately 3 percent of consolidated net sales for the nine months ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 10.1
Separation Agreement, effective as of January 18, 2019, between Triumph Group, Inc. and John B. Wright II (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 25, 2018).

Exhibit 10.2	Separation Agreement, effective as of January 23, 2019, between Triumph Group, Inc. and Michael R. Abram(incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 25, 2018).
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	February 7, 2019
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	February 7, 2019
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 7, 2019
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)