Form 10-K
period 2019-03-31
TRIUMPH GROUP INC
filed 2019-05-23
CIK 1021162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
Registrant's telephone number, including area code: (610) 251-1000
____________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	TGI	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of September 30, 2018, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,150 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2018. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.
The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 17, 2019 was 49,904,760.
____________________________________________________________________________
Documents Incorporated by Reference
Portions of the following document are incorporated herein by reference:
The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2019 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

General
Triumph Group, Inc. ("Triumph," the "Company," "we," "us," or "our") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, and overhaul a broad portfolio of aerospace and defense systems, components, and structures. We serve the global aviation industry, including original equipment manufacturers, or OEMs, and the full spectrum of military and commercial aircraft operators.
Products and Services
We offer a variety of products and services to the aerospace industry through three operating segments: (i) Triumph Integrated Systems, whose companies' revenues are derived from the design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Triumph Aerospace Structures, whose companies supply commercial, business, regional and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (iii) Triumph Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
Integrated Systems' capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydro-mechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.
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
Vibration absorbers
Aerospace Structures' products include wings, wing boxes, fuselage panels, horizontal and vertical tails, and subassemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Aerospace Structures capabilities also include advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including super plastic titanium forming, aluminum and titanium chemical milling and surface treatments.
The products that companies within this group design, manufacture, build and repair include:

Aircraft wings	Flight control surfaces
Composite and metal bonding	Helicopter cabins
Engine nacelles	Integrated testing and certification services
Comprehensive processing services	Stretch-formed leading edges and fuselage skins
Empennages	Wing spars and stringers
Acoustic and thermal insulation systems	Composite ducts and floor panels
Product Support's extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair and overhaul ("MRO") supply chain. Through its ground support equipment maintenance, component MRO and postproduction supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories. Companies in Product Support repair and overhaul various components for the aviation industry including:

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
We view our name and trademark as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses or other forms of intellectual property that expire at various dates in the future. We continually develop and acquire new intellectual property and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material adverse effect on our results of operations, our financial position, or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.
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

Raw Materials and Replacement Parts
We purchase raw materials, primarily consisting of extrusions, forgings, castings, aluminum and titanium sheets and shapes, and stainless steel alloys, from various vendors. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our operations.
Sales, Marketing and Engineering
While each of our operating companies maintains responsibility for selling and marketing its specific products, we have developed two marketing teams at the group level who are focused on cross-selling our broad capabilities. One team supports Integrated Systems and Aerospace Structures and the other team supports Product Support. These teams are responsible for selling systems, integrated assemblies and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline and air cargo customers. In certain limited cases, we use independent, commission-based representatives to serve our customers' changing needs and current trends in some of the markets and geographic regions in which we operate.
The two group-level marketing teams operate as the front-end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own technical support, pricing, manufacturing, and product support. Also, within Product Support, we have created a group engineering function to provide integrated solutions to meet our customer needs by designing systems that integrate the capabilities of our companies. Also, we are increasingly meeting our customers' needs by designing systems that integrate the extended capabilities of our companies.
A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed-price, negotiated contract, or purchase order basis.
When subcontracting, there is a risk of nonperformance by our subcontractors which could lead to disputes regarding quality, cost or impacts to production schedules. Additionally, economic environment changes, including Brexit, trade sanctions, tariffs, and budgetary constraints affecting the prime contractor and our subcontractors may adversely affect their ability to meet or support our performance requirements.
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
As of March 31, 2019, we had outstanding purchase orders representing an aggregate invoice price of approximately $3.74 billion, of which $1.45 billion, $2.28 billion and $22 million related to Integrated Systems, Aerospace Structures and Product Support, respectively. As of March 31, 2018, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $4.50 billion, of which $1.34 billion, $3.13 billion and $27 million related to Integrated Systems, Aerospace Structures and Product Support, respectively. Of the existing backlog of $3.74 billion, approximately $1.45 billion will not be shipped by March 31, 2020.
Dependence on Significant Customers
For the fiscal years ended March 31, 2019, 2018, and 2017, the Boeing Company ("Boeing") represented approximately 31%, 31% and 35%, respectively, of our net sales, covering virtually every Boeing plant and product.
For the fiscal years ended March 31, 2019, 2018, and 2017, Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 11%, 13% and 12%, respectively, of our net sales, covering several of Gulfstream's products.
A significant reduction in sales to Boeing and/or Gulfstream may have a material adverse impact on our financial position, results of operations and cash flows.

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
Government Regulation and Industry Oversight
The aerospace industry is highly regulated in the United States by the Federal Aviation Administration ("FAA") and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future and these new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on us.
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
Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970 ("OSHA"), mandates general requirements for safe workplaces for all employees in the United States. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Environmental Matters
Our business, operations and facilities are subject to numerous stringent federal, state, local and foreign environmental laws and regulation by government agencies, including the Environmental Protection Agency ("EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants and contaminants, govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment, and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure ongoing compliance or engage in remedial actions.
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
Employees
As of March 31, 2019, we employed 10,776 persons, of whom 2,539 were management employees, 74 were sales and marketing personnel, 502 were technical personnel, 383 were administrative personnel and 7,278 were production workers. Our segments were composed of the following employees: Integrated Systems - 2,894 persons, Aerospace Structures - 6,962 persons, Product Support - 751 persons, and Corporate - 169 persons.
Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 2,101 full-time employees. Currently, approximately 19% of our permanent employees are represented by labor unions and approximately 63% of net sales are derived from the facilities at which at least some employees are unionized. Of the 2,101 employees represented by unions, no employees are working under contracts that have expired.
During the fiscal year ended March 31, 2019, the Stuart, Florida facility production and maintenance employees elected the United Autoworkers of America, Local #2505, to represent them in collective bargaining with the Company.  As of March 31, 2019, the union and the Company were still engaged in initial contract discussions.
Our inability to negotiate an acceptable contract with any of our labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

Executive Officers

Our current executive officers are:
Name	Age	Position
Daniel J. Crowley	56	President and Chief Executive Officer and Director
James F. McCabe, Jr.	56	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	47	Senior Vice President, General Counsel and Secretary
Lance R. Turner	48	Senior Vice President, Chief Human Resources Officer
Thomas A. Quigley, III	42	Vice President and Controller
Frank Dubey	56	Executive Vice President, Integrated Systems
Peter K. Wick	49	Executive Vice President, Aerospace Structures
William Kircher	52	Executive Vice President, Product Support

Daniel J. Crowley was appointed President and Chief Executive Officer and a director of the Company on January 4, 2016. Previously, Mr. Crowley served as a corporate vice president and President of Integrated Defense Systems at Raytheon Company from 2013 until 2015, and as President of Network Centric Systems at Raytheon Company from 2010 until 2013. Prior to joining Raytheon Company, Mr. Crowley served as Chief Operating Officer of Lockheed Martin Aeronautics after holding a series of increasingly responsible assignments across its space, electronics, and aeronautics sectors.
James F. McCabe, Jr. has been our Senior Vice President and Chief Financial Officer since August 2016. He joined the Company from Steel Partners Holdings where he served in a number of roles from 2007 to 2016, including the following: Senior Vice President and CFO, President, Shared Services, and Senior Vice President and CFO of its affiliates Handy & Harman and Steel Excel. Prior to joining Steel Partners Holdings, Mr. McCabe served as Vice President, Finance and Treasurer of American Water’s Northeast Region from 2004 to 2007, and President and CFO of Teleflex Aerospace from 1991 to 2003, which served the global aviation industry. He has previously qualified as a certified public accountant and Six Sigma Green Belt, and served as a member of the Board of Governors and the Civil Aviation Council Executive Committee for the Aerospace Industries Association.
Jennifer H. Allen has been a Senior Vice President and our General Counsel and Secretary since September 2018. She joined Triumph Group from CIRCOR International, Inc. where she was Senior Vice President, General Counsel & Secretary from 2016 to 2018.  Previously, she was Vice President & Associate General Counsel – Corporate for BAE Systems, Inc., from 2010 to 2016, a member of the mergers and acquisition group in the New York office of Jones Day from 2005 to 2010, and a member of the business and finance group in the Philadelphia office of Morgan, Lewis & Bockius LLP from 1996 to 2001.
Lance R. Turner was appointed our Senior Vice President and Chief Human Resources Officer in September 2017. From 2013 until September 2017, Mr. Turner served as Vice President of Human Resources for CenturyLink, Inc.; and from 2000 until 2013, as Senior Director of Human Resources for Honeywell.
Thomas A. Quigley, III has been our Vice President and Controller since November 2012, and serves as the Company's principal accounting officer. Mr. Quigley previously served as the Company's SEC Reporting Manager from 2009 to 2012. From 2002 until joining Triumph in 2009, Mr. Quigley held various roles within the audit practice of KPMG LLP, including Senior Audit Manager.
Frank Dubey was appointed our Executive Vice President, Integrated Systems in November 2018. He joined the Company from Thales InFlyt Experience where he was the Chief Operating Officer since 2017. Previously, he also led the Engine and Fuel Systems Divisions at Eaton from 2005 to 2009 and the Control Systems Division at Parker Hannifin from 2012 to 2016.
Peter K.A. Wick was appointed our Executive Vice President, Aerospace Structures in December 2017. He previously served as Executive Vice President, Triumph Precision Components in 2017and, prior to that, served as Vice President, Contracts for Triumph Group from 2016 to 2017, overseeing all contract-related activities and lead negotiations for major contracts with a primary focus on supply contracts to OEM customers. Prior to joining the Company in 2016, Mr. Wick spent eight years with GKN Aerospace holding a range of leadership positions, the last of which was VP Commercial for their North American business. Mr. Wick has in excess of 25 years of experience working in the aerospace industry across the commercial and military aviation, space and avionics sectors.
William Kircher was appointed our Executive Vice President, Product Support in September 2018. Prior to joining the company, he served as Chief Operating Officer of MB Aerospace, a Blackstone portfolio company, from 2016 to 2017 and as CEO of VAS Aero Services, a HIG portfolio company, in 2015. Mr. Kircher also spent 18 years with United Technologies

Corporation in various domestic and international leadership roles including President, UTC Aerospace Singapore, and Vice President, Singapore Overhaul and Repair for Pratt and Whitney.
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
A substantial percentage of our gross profit and operating results derive from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aerostructures, aircraft components, accessories, subassemblies and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered financial difficulties. In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, war, terrorist attacks affecting the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.
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
We derive a significant portion of our revenue from the U.S. Government, primarily from defense-related programs with the U.S. Department of Defense ("U.S. DoD"). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. Government to enact relevant legislation such as authorization and appropriations bills.
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
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate

Appropriations committees included funding for major military programs in fiscal year 2019, such as CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, Northrop Grumman Global Hawk and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2020 and beyond will affect these programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
Our substantial debt could adversely affect our financial condition and our ability to operate and grow our business. The terms of our indentures governing our Senior Notes and Revolving Credit Facility impose significant operating and financial restrictions on the Company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities and additional financing may not be available on terms acceptable to us.
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
We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants. Failure to maintain compliance with these covenants could have a material adverse effect on our operations.
We may periodically need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors, including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
The profitability of certain development and production programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
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
We incur risk associated with new programs with new technologies.
New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully and equitably resolve claims and assertions, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory or contract assets if they were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.
In order to perform on new programs, we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/or program cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.
Volatility in the financial markets may impede our ability to successfully access capital markets and ensure adequate liquidity and may adversely affect our customers and suppliers.
Turmoil in the capital markets may impede our ability to access the capital markets when we would like, or need, to raise capital or may restrict our ability to borrow money on favorable terms. Such market conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. In addition, interest rate fluctuations, financial market volatility, or credit market disruptions may also negatively affect our customers' and our suppliers' ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers' need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. If our customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our customers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our suppliers may restrict credit or impose different payment terms. Any inability of customers to pay us for our products and services or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.
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
Boeing, or Boeing Commercial, Military and Space, represented approximately 31% of our net sales for the fiscal year ended March 31, 2019, covering virtually every Boeing plant and product. Gulfstream represented approximately 11% of our net sales for the fiscal year ended March 31, 2019, covering several Gulfstream plants and products. As a result, a significant reduction in purchases by Boeing and/or Gulfstream could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, some of our individual companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses. The Company was notified on April 5, 2019 of production rate adjustments planned by Boeing over the next several months on the 737 MAX from 52 to 42 airplanes per month. The Company does not anticipate a material impact to the Company’s financial performance or forecasts, as the program historically has contributed a single digit percentage of annual revenue.
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
The aerospace industry continues to experience consolidation among suppliers and customers, primarily as it pertains to the airlines. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. This consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices. If this consolidation continues, our operating costs could increase and it may become more difficult for us to be successful in obtaining new customers.
Competitive pressures may adversely affect us.
We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of aerostructures or other components due to, among other things, their own direct labor and overhead considerations, capacity utilization at their own facilities, and desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Alenia Aeronautica, Fokker Technologies, Fuji Heavy Industries, GKN Westland Aerospace (U.K.), Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Spirit AeroSystems and UTC Aerospace Systems. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.
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
Over the past several years, we have implemented a number of restructuring, realignment and cost-reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.
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
A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs similar in nature to the forward losses incurred on the Boeing 747-8 ("747-8 program") and Bombardier Global 7500 contracts.
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
Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. Innocent Landowner Regulations require an Environmental Site Assessment prior to acquisition to prevent unknowingly acquiring impaired property.  Once identified, if the transaction continues, the impairment is not covered by insurance. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation. Lawsuits, claims and costs involving environmental matters may arise in the future. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites. In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities which we incur as a result of these investigations and the environmental contamination found which pre-dates our acquisition of these facilities, subject to certain limitations, including, but not limited to specified exclusions, deductibles and limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the clean-up of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.
Our expansion into international markets may increase credit, currency and other risks, and our current operations in international markets expose us to such risks.
As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in China, France, Germany, Ireland, Mexico, Thailand and the United Kingdom, and customers throughout the world, we are subject to the legal, political, social and regulatory requirements, and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). These principles require our management to make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses during the reporting period. Accounting for revenue recognized over time requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.
We could become involved in intellectual property litigation, which could have a material and adverse impact on our profitability.
We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes, and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant. Intellectual property litigation involves complex legal and factual questions which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management's attention, but it can also expose the Company to damages and potential injunctive relief which, if granted, may preclude the Company from making, using, or selling particular products or technology. The expense and time associated with such litigation may have a material and adverse impact on our profitability.
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
Our reputation; our ability to do business; and our financial position, results of operations and/or cash flows may be impacted by the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate.
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
At March 31, 2019, we employed 10,776 people, of which 19.5% belonged to unions. Our unionized workforces and those of our customers and suppliers may experience work stoppages. For example, during the quarter ended June 30, 2016, we settled a strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter. While we were in negotiations with the workforce, we were able to implement plans that allowed us to continue production in Spokane with the support from our other locations. If we are unable to negotiate a contract with those workforces, our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
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
U.S. DoD facility security clearance is required in order to be awarded and be able to perform on classified contracts for the U.S. DoD and certain other agencies of the U.S. Government, which is a significant part of our business. We have obtained clearance at appropriate levels that require stringent qualifications, and we may be required to seek higher level clearances in the future. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts or be able to enter into new classified contracts, which could affect our ability to compete for and capture new business.
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
The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations).

Brexit may have short-term and long-term adverse impacts on the Company's operations in the United Kingdom.
The Company’s United Kingdom operations represented approximately 4% of consolidated net sales for the twelve months ended March 31, 2019. The outcome of Brexit could adversely affect our business, results of operations, and financial condition. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on the Company’s United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of March 31, 2019, our segments owned or leased the following facilities with the following square footage:

(Square feet in thousands)	Owned	Leased	Total
Integrated Systems	1,075	735	1,810
Aerospace Structures	4,474	4,543	9,017
Product Support	562	477	1,039
Corporate	—	22	22
Total	6,111	5,777	11,888
At March 31, 2019, our segments occupied 7.3 million square feet of floor space at the following major locations:

•	Integrated Systems: West Hartford, Connecticut; and Park City, Utah

•	Aerospace Structures: Milledgeville, Georgia; Nashville, Tennessee; Hawthorne, California; Red Oak, Texas; Grand Prairie, Texas; and Stuart, Florida

•	Product Support: Hot Springs, Arkansas
We believe that our properties are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
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
Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 17, 2019, there were approximately 150 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 17,000 persons.
Dividend Policy
During fiscal 2019 and 2018, we paid cash dividends of $0.16 per share and $0.16 per share, respectively. However, our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all. Certain of our debt arrangements, including the Credit Facility, restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. The Company currently has an accumulated deficit which could limit or restrict our ability to pay dividends in the future.
Repurchases of Stock
In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. During the fiscal years ended March 31, 2019, 2018, and 2017, we did not repurchase any shares. During the fiscal years ended March 31, 2015 and 2014, we repurchased 2,923,011 and 300,000 shares, respectively, for a purchase price of $184.4 million and $19.1 million, respectively. From the inception of the program through March 31, 2013, we repurchased 499,200 shares (prior to the fiscal 2012 stock split) for a purchase price of $19.2 million. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As a result, as of May 23, 2019, the Company remains able to purchase an additional 2,277,789 shares.

Equity Compensation Plan Information
The information required regarding equity compensation plan information will be included in our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be held on July 18, 2019, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative with the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2014, and its relative performance is tracked through March 31, 2019.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes
And The S&P Aerospace & Defense Index
* $100 invested on March 31, 2014, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2014	2015	2016	2017	2018	2019
Triumph Group, Inc.	100.00	92.70	49.05	40.33	39.68	30.25
Russell 1000	100.00	112.73	113.30	133.05	151.64	165.75
Russell 2000	100.00	108.21	97.65	123.25	137.78	140.61
S&P Aerospace & Defense	100.00	114.18	115.29	146.65	208.31	208.03

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included herein.

	Fiscal Year Ended March 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(in thousands, except per share data)
Operating Data:
Net sales	$3,364,930	$3,198,951	$3,532,799	$3,886,072	$3,888,722
Cost of sales	2,924,920	2,607,556	2,774,449	3,671,684	3,196,996
	440,010	591,395	758,350	214,388	691,726
Selling, general and administrative expense	298,386	292,630	285,001	290,338	287,704
Depreciation and amortization	149,904	158,368	176,946	177,755	158,323
Impairment of intangible assets	—	535,227	266,298	874,361	—
Restructuring	31,098	40,069	42,177	36,182	3,193
Loss on divestitures	235,301	30,741	19,124	—	—
Loss (gain) on legal settlement, net	—	—	—	5,476	(134,693)
Operating (loss) income	(274,679)	(465,640)	(31,196)	(1,169,724)	377,199
Non-service defined benefit income	(62,105)	(103,234)	(88,085)	(78,618)	(57,474)
Interest expense and other	114,619	99,442	80,501	68,041	85,379
(Loss) income from continuing operations, before income taxes	(327,193)	(461,848)	(23,612)	(1,159,147)	349,294
Income tax (benefit) expense	(5,426)	(36,457)	19,340	(111,187)	110,597
Net (loss) income	$(321,767)	$(425,391)	$(42,952)	$(1,047,960)	$238,697
Earnings per share:
(Loss) income from continuing operations:
Basic	$(6.47)	$(8.60)	$(0.87)	$(21.29)	$4.70
Diluted(6)	$(6.47)	$(8.60)	$(0.87)	$(21.29)	$4.68
Cash dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
Shares used in computing earnings per share:
Basic	49,698	49,442	49,303	49,218	50,796
Diluted(6)	49,698	49,442	49,303	49,218	51,005

	As of March 31,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(in thousands)
Balance Sheet Data:
Working capital	$265,795	$930,486	$438,659	$606,767	$1,023,144
Total assets	2,854,574	3,807,064	4,414,600	4,835,093	5,956,325
Long-term debt, including current portion	1,488,821	1,438,284	1,196,300	1,417,320	1,368,600
Total stockholders' (deficit) equity	$(573,313)	$450,534	$846,473	$934,944	$2,135,784

(1)
Includes the divestitures of Triumph Fabrications - San Diego, Inc.; Triumph Fabrications - Ft. Worth, Inc.; Triumph Structures – Kansas City, Inc.; Triumph Structures – Wichita, Inc.; Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.); Triumph Aviation Services - NAAS Division, Inc.; Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc.; and Triumph Processing, Inc.; as well as the loss recognized as a result of the transition of the Global 7500 program to Bombardier.

(2)
Includes the divestitures of Triumph Processing- Embee Division (September 2017) and Triumph Structures- Long Island (March 2018). Additionally, the prior period operating data has been adjusted as a result of Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The prior period operating data has not been adjusted as a result of ASU 2014-09, Revenue From Contracts with Customers ("ASU 2014-09"); this affects the comparability of the information reflected in the selected financial data for this year. See Notes to the Consolidated Financial Statements.

(3)
Includes the divestitures of Triumph Aerospace Systems-Newport News, Inc. (September 2016) and Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe (December 2016). Additionally, the prior period operating data has been adjusted as a result of ASU 2017-07. The prior period operating data has not been adjusted as a result of ASU 2014-09; this affects the comparability of the information reflected in the selected financial data for this year. See Notes to the Consolidated Financial Statements.

(4)
Includes the acquisition of Fairchild Controls Corporation (October 2015) from the date of acquisition, forward losses on the Bombardier and 747-8 programs of $561,158 (March 2016). Additionally, the prior period operating data has been adjusted as a result of ASU 2017-07. The prior period operating data has not been adjusted as a result of ASU 2014-09; this affects the comparability of the information reflected in the selected financial data for this year. See Notes to the Consolidated Financial Statements.

(5)
Includes the acquisitions of Spirit AeroSystems Holdings, Inc. - Gulfstream G650 and G280 Wings Programs and forward losses on the 747-8 program of $151,992 (December 2014), North American Aircraft Services, Inc. (October 2014) and GE Aviation - Hydraulic Actuation (June 2014) from the date of each respective acquisition. Additionally, the prior period operating data has been adjusted as a result of ASU 2017-07. The prior period operating data has not been adjusted as a result of ASU 2014-09; this affects the comparability of the information reflected in the selected financial data for this year. See Notes to the Consolidated Financial Statements.

(6)	Diluted earnings per share for the fiscal years ended March 31, 2015, included 40,177 shares related to the dilutive effects of the Company's Convertible Notes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW
We are a major supplier to the aerospace industry and have three operating segments: (i) Integrated Systems, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs; (ii) Aerospace Structures, whose companies supply commercial, business, regional, and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities; and (iii) Product Support, whose companies provide full life cycle solutions for commercial, regional and military aircraft.
During the fiscal year ended March 31, 2019, the Company divested of a number of its assets and operations, including (i) selling all of the shares of Triumph Structures - East Texas, Inc. and all of the shares of Triumph Structures - Los Angeles, Inc. and Triumph Processing, Inc. (collectively, the "Long & Large"), (ii) transitioning the responsibility for the Bombardier Global 7500 ("Global 7500") wing program manufacturing operations of Aerospace Structures to Bombardier, (iii) selling all of the shares of Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), (iv) selling all of the shares of Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"), and (v) selling all of the shares of Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Collectively, these transactions are referred to as the "fiscal 2019 divestitures". The Company recognized combined net losses of $235.3 million associated with the fiscal 2019 divestitures, which are presented on the accompanying consolidated statements of operations within loss on divestitures. With the exception of NAAS, the operating results for the fiscal 2019 divestitures are included in Aerospace Structures ("fiscal 2019 Aerospace Structures Divestitures") through the respective dates of divestiture. The operating results for NAAS are included in Product Support through the date of divestiture.
Significant financial results for the fiscal year ended March 31, 2019, include:

•	Net sales for fiscal 2019 increased 5.2% to $3.36 billion.

•	Operating loss for fiscal 2019 was $274.7 million.

•	Included in operating loss for fiscal 2019 was loss on divestitures of $235.3 million related to the fiscal 2019 divestitures and restructuring charges of $31.1 million.

•	Net loss for fiscal 2019 was $321.8 million.

•	Backlog decreased 16.7% over the prior year to $3.74 billion due to divestitures.
For the fiscal year ended March 31, 2019, net sales totaled $3.36 billion, a 5.2% increase from fiscal year 2018 net sales of $3.20 billion. The net loss for fiscal year 2019 decreased 24.4% to $321.8 million, or $6.47 per diluted common share, versus the net loss of $425.4 million, or $8.60 per diluted common share, for fiscal year 2018.

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2019, we used $174.4 million of cash flows from operating activities, received $200.5 million from investing activities and received $32.5 million from financing activities. Cash flows from operating activities in fiscal year 2018 were $(288.9) million.
The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. As of March 31, 2019, with the exception of two remaining facility consolidations to be completed in fiscal 2020 and three pending facility closures to be completed in fiscal 2021 or 2022, the Company has substantially completed these plans. As a result, since fiscal 2016, the Company has reduced its footprint by approximately 2.0 million square feet to date, with the reduction of an additional 2.0 million square feet to be upon completion of the 747-8 contract, and reduced headcount by approximately 2,500 employees. Over the course of these cost-reducing programs, the Company estimated that it would record aggregate related pretax charges of $195.0 million to $210.0 million, which represented employee termination benefits, contract termination costs, accelerated depreciation and facility closure and other exit costs. For the fiscal years ended March 31, 2019, 2018, and 2017, the Company recorded charges of $31.1 million, $43.1 million and $53.0 million, respectively, related to these programs.
Our restructuring plans and related activities generate annualized savings of approximately $300 million per year on a consolidated basis from facility consolidations, headcount reductions, operational efficiencies, and supply chain optimization. These savings resulted from our reportable segments approximately as follows: Integrated Systems - 23%; Aerospace Structures - 72% and Product Support - 5%. A significant portion of the savings were reinvested in business development, research and development and capital improvements to help drive organic growth or to offset price reductions to customers.
From fiscal 2014 through fiscal 2019, our Aerospace Structures business unit had been performing design, development and initial manufacturing on several new programs, including the Global 7500, the Embraer second generation E-Jet ("E2-Jets") and more recently, the Gulfstream G500/G600 programs. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. While work progressed on these development programs, we have experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs which resulted in forward losses. Additionally, from fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on its production of the the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding each program's impact on operations over the past three fiscal years.
Global 7500
The initial provision for forward losses recorded in fiscal 2016 on Global 7500 resulted in the impairment of previously capitalized pre-production costs due to the combination of cost recovery uncertainty, higher than anticipated nonrecurring costs and increased forecasted costs on recurring production. The increases in costs were driven by several factors, including: changing technical requirements, increased spending on the design and engineering phase of the program and uncertainty regarding cost reduction and cost recovery initiatives with our customer and suppliers.
On December 22, 2016, Triumph Aerostructures, LLC, the wholly owned subsidiary of the Company that was party to the Global 7500 contract with Bombardier (“Triumph Aerostructures”), initiated litigation against Bombardier in the Quebec Superior Court, District of Montreal. The lawsuit related to Bombardier’s failure to pay to Triumph Aerostructures certain nonrecurring expenses incurred by Triumph Aerostructures during the development phase of a program pursuant to which Triumph Aerostructures agreed to design, manufacture, and supply the wing and related components for Bombardier’s Global 7500 business aircraft.
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
During the fiscal year ended March 31, 2019, the Company continued to experience increase in costs on the completion of the flight testing and anticipated ongoing production costs that resulted in additional forward loss charges of $60.4 million. In February 2019, the Company transitioned responsibility for the Global 7500 wing program manufacturing operations of Aerospace Structures to Bombardier at which point Bombardier assumed the program’s assets and obligations.
E2-Jets
Under our contract with Embraer, we had the exclusive right to design, develop and manufacture the center fuselage section III, rear fuselage section and various tail section components (rudder and elevator) for the E2-Jets over the initial 600 ship sets. The contract provided for funding on a fixed amount of nonrecurring costs, to be paid over a specified number of production units. Higher than expected spending on the E2-Jets program resulted in a near break-even estimated profit margin percentage, with additional potential future cost pressures as well as opportunities for improved performance. Risks related to additional engineering as well as the recurring cost profile remain on this program.
During the fiscal year ended March 31, 2018, the Company reached an agreement with AeroSpace Technologies of Korea Inc. ("ASTK") to optimize the supply chain under our portion of the E2 program. Under this agreement, ASTK will build and transport fuselage shipsets to Embraer and establish a facility in Brazil to manage stock and repairs locally. At the time, the Company maintained its role as the supply chain integrator on the program.
In April 2019, we announced an agreement to assign our contract with Embraer for the manufacture of structural components for their program to ASTK. Under this agreement, we will remain a supplier to ASTK for the rudder and elevator components. We anticipate completion of the assignment to ASTK in the second half of fiscal 2020.
G500/G600
We are in the final development stages for the Gulfstream G500/G600 programs, as these aircraft are expected to enter service in fiscal 2020. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.
Further cost increases or an inability to meet revised recurring cost forecasts on the G500/G600 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
Boeing 747-8
As disclosed during fiscal 2016, Boeing announced a rate reduction to the 747-8 program, which lowered production to one plane every two months. The impact of the rate reduction resulted in additional forward loss during the fiscal year ended March 31, 2016.
In March 2017, the Company settled several outstanding change orders and open pricing on a number of its programs with Boeing. The agreement included pricing settlements, advanced payments, delivery schedule adjustments and the opportunity to extend the mutual relationship on future programs. The agreement also provided for continued build ahead on the 747-8 program through the end of the existing contract, resulting in a reduction to the previously recognized forward losses on the 747-8 program.
This program has stabilized with no additional forward losses being recognized in the fiscal years ended March 31, 2019 or 2018 and is anticipated to complete production by mid-fiscal 2021.
G280
We acquired both the G280 and G650 wing programs in fiscal 2015 and received proceeds for $160.0 million as both contracts were operating at a loss. While operations have improved on the G650 since acquisition as noted further below, the cost profile of the G280 wing program has continued to result in forward loss charges, including $29.1 million in the fiscal year ended March 31, 2019.
In April 2019, the Company and IAI reached an agreement to transition the manufacture of the G280 wing to IAI. The two companies have developed detailed transition plans to enable a seamless transition of work. Our contract with IAI will terminate upon completion of the transition of work. Our forward loss recognized in the fiscal year ended March 31, 2019, noted above includes the cost to transition, which is estimated to be completed in mid-fiscal 2021.

G650
In the first quarter of fiscal 2019, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope. The G650 wing box and wing completion work, which had been co-produced across three facilities at both companies, are being consolidated into Gulfstream’s facilities in Savannah, Georgia. The Company maintains its role as the supply chain integrator on the program and has since returned this contract to modest profitability.
Although none of the development or production programs noted above individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these programs will significantly dilute our future consolidated margins.
Consistent with the Company's policy described in Note 2, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. During the fiscal year ended March 31, 2018, the Company performed an interim assessment of the fair value of its goodwill due to the Company's decision to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment. In accordance with ASC 350-20-35-3C, there are several potential events and circumstances that could be indicators of goodwill impairment. A change in a company's reporting unit structure is one of these events, and when this does occur, a company must perform a "before and after" test of the reporting units. Additionally, the Company's enhanced visibility into its future cash flows based on its annual planning process was also an indicator. Consistent with the Company's policy, it performed the goodwill impairment test which includes using a combination of both the market and income approaches to estimate the fair value of each reporting unit.
After performing the "before" portion of the test of the reporting units the Company concluded that the former Precision Components' reporting unit had a fair value that was lower than its carrying value by an amount of $190.2 million. Accordingly, the Company recorded a non-cash impairment charge during the fiscal quarter ended December 31, 2017, of $190.2 million, which is presented on the accompanying consolidated statements of operations as impairment of intangible assets. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
The Company then performed the "after" portion of the test of the reporting units and concluded that the new reporting unit of Aerospace Structures' goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Following the applicable accounting guidance, this impairment charge is deemed to have occurred during the Company's fiscal fourth quarter. Therefore, the Company recorded a non-cash impairment charge during the fiscal quarter ended March 31, 2018, of $345.0 million, which is presented on the consolidated statements of operations as impairment of intangible assets for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows (See Note 2 for definition of fair value levels).
In the fourth quarter of the fiscal year ended March 31, 2017, we concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. We recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2017, of $535.2 million, which is presented on the accompanying consolidated statements of operations as impairment of intangible assets.
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
During the quarter ended June 30, 2016, we settled a strike and agreed to a new collective bargaining agreement with our union employees with IAM District 751 at our Spokane, Washington facility which had expired during the quarter, resulting in a charge of $15.7 million due to disruption costs. During the fiscal year ended March 31, 2018, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 848 at its Red Oak, Texas facility. During the fiscal year ended March 31, 2019, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 952 at its Tulsa, Oklahoma facility. During the fiscal year ended March 31, 2019, the Stuart, Florida facility production and maintenance employees elected the United

Autoworkers of America, Local #2505, to represent them in collective bargaining with the Company.  As of March 31, 2019, the union and the Company were still engaged in initial contract discussions.
As of March 31, 2019, none of the Company's collectively bargained workforce are working under contracts that are expired or will expire within one year. Upon the expiration of a contract, we may become unable to negotiate a contract with a workforce, therefore our operations may be disrupted and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.
During fiscal 2018, the Company sold all of the shares of (i) Triumph Processing - Embee Division, Inc. ("Embee") and (ii) Triumph Structures - Long Island ("TS-LI"), (collectively, the "fiscal 2018 divestitures") for total cash proceeds of $74.5 million and a combined loss of $28.3 million presented on the accompanying consolidated statements of operations as loss on divestitures and is included in Corporate. The operating results of Embee were included in Integrated Systems and the operating results of TS-LI were included in Aerospace Structures, respectively, through their dates of disposal.
During fiscal 2017, the Company sold (i) Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviations Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") and (ii) all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News"), (collectively, the "fiscal 2017 divestitures") for total cash proceeds of $69.4 million and a combined loss of $19.1 million presented on the accompanying consolidated statements of operations as loss on divestitures and is included in Corporate. The operating results of Engines and APU were included in Product Support and the operating results TAS-Newport News were included in Integrated Systems, respectively, through their dates of disposal.
RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net loss before interest, income taxes, amortization of acquired contract liabilities, legal settlements, loss on divestitures, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit, including the effects of curtailments, settlements, and other early retirement incentives. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.
We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net loss. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net loss the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net loss, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net loss. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net loss set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.
Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our net loss has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net loss or income from continuing operations:

•
Gains or losses from divestitures may be useful for investors to consider because they reflect gains or losses from sale of operating units. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

•
Legal settlements, when applicable, may be useful for investors to consider because it reflects gains or losses from disputes with third parties. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

•
Non-service defined benefit income or expense from our pension and other postretirement benefit plans (inclusive of the adoption of ASU 2017-07 and certain pension related transactions such as curtailments, settlements, and early retirement incentives) may be useful for investors to consider because they represent the cost of postretirement benefits to plan participants, net of the assumption of returns on the plan's assets and are not indicative of the cash paid for such benefits. We do not believe these earnings (expenses) necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2019	2018	2017
Net loss (U.S. GAAP measure)	$(321,767)	$(425,391)	$(42,952)
Loss on divestitures	235,301	30,741	19,124
Curtailments, settlements and early retirement incentives	4,165	(25,722)	—
Adoption of ASU 2017-07	87,241	—	—
Amortization of acquired contract liabilities	(67,314)	(125,148)	(121,004)
Depreciation and amortization *	149,904	693,595	443,244
Interest expense and other	114,619	99,442	80,501
Income tax (benefit) expense	(5,426)	(36,457)	19,340
Adjusted EBITDA (non-GAAP measure)	$196,723	$211,060	$398,253
Non-service defined benefit income (excluding settlements)	(66,270)	(77,512)	(88,085)
Adjusted EBITDAP (non-GAAP measure)	$130,453	$133,548	$310,168
* - Includes impairment charges related to intangible assets

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating (loss) income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(274,679)	$157,615	$(152,407)	$43,479	$(323,366)
Loss on divestitures	235,301	—	—	—	235,301
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities	(67,314)	(34,121)	(33,193)	—	—
Depreciation and amortization	149,904	29,052	111,431	6,321	3,100
Adjusted EBITDAP	$130,453	$152,546	$13,072	$49,800	$(84,965)

	Fiscal year ended March 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(465,640)	$185,401	$(568,164)	$45,702	$(128,579)
Loss on divestitures	30,741	—	—	—	30,741
Amortization of acquired contract liabilities	(125,148)	(38,293)	(86,855)	—	—
Depreciation and amortization *	693,595	35,986	649,013	6,744	1,852
Adjusted EBITDAP	$133,548	$183,094	$(6,006)	$52,446	$(95,986)
* - Includes impairment charges related to intangible assets.

	Fiscal year ended March 31, 2017
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(31,196)	$200,209	$(177,489)	$55,801	$(109,717)
Loss on divestitures	19,124	—	—	—	19,124
Amortization of acquired contract liabilities	(121,004)	(36,760)	(84,244)	—	—
Depreciation and amortization *	443,244	40,332	392,414	9,037	1,461
Adjusted EBITDAP	$310,168	$203,781	$130,681	$64,838	$(89,132)
* - Includes impairment charges related to intangible assets.

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2019, compared with fiscal year ended March 31, 2018

	Year Ended March 31,
	2019	2018
	(in thousands)
Net sales	$3,364,930	$3,198,951
Segment operating income (loss)	$48,687	$(337,061)
Corporate expense	(323,366)	(128,579)
Total operating loss	(274,679)	(465,640)
Interest expense and other	114,619	99,442
Non-service defined benefit income	(62,105)	(103,234)
Income tax benefit	(5,426)	(36,457)
Net loss	$(383,872)	$(528,625)

Net sales increased by $166.0 million, or 5.2%, to $3.36 billion for the fiscal year ended March 31, 2019, from $3.20 billion for the fiscal year ended March 31, 2018. Net sales increases included the production ramp on Global 7500 of $232.5 million prior to transition. Organic sales adjusted for inter-segment sales increased $34.9 million, or 1.3%. The fiscal 2018 divestitures and fiscal 2019 divestitures, excluding the Global 7500 transition contributed $101.4 million to the net sales decrease as compared with the prior fiscal year. Organic sales increased primarily due to the rate increases on key commercial programs and higher volumes on military programs in Integrated Systems, as well as increased demand for structural component repair in Product Support, offset by decreased business jet sales from reduced scope of the G650 wing.
Cost of sales increased by $317.4 million, or 12.2%, to $2.92 billion for the fiscal year ended March 31, 2019, from $2.61 billion for the fiscal year ended March 31, 2018. Net sales increases from the production ramp on Global 7500 contributed $343.9 million increase in cost of sales prior to transition, including $60.4 million in forward loss charges. Organic cost of sales adjusted for inter-segment sales increased $121.3 million or 4.6% and included additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million, as well as $29.1 million on the G280 wing program The fiscal 2018 divestitures and fiscal 2019 divestitures, excluding the Global 7500 transition contributed $94.8 million to the cost of sales variance compared with the prior fiscal year. Organic gross margin for the fiscal year ended March 31, 2019, was 17.2% compared with 20.8% for the fiscal year ended March 31, 2018. The gross margin for the fiscal year ended March 31, 2019, decreased compared with the comparable prior year period due to the additional forward loss provisions noted above.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $68.7 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $46.1 million and gross unfavorable adjustments of $114.8 million. Additionally, the adoption of ASU 2017-07 resulted in a change in estimates due to a change in accounting principles of $87.2 million. Gross margins for fiscal 2018 included net favorable cumulative catch-up adjustments of $19.7 million.
Segment operating income increased by $385.7 million, or 114.4%, to an operating income of $48.7 million for the fiscal year ended March 31, 2019, from $337.1 million of operating loss for the fiscal year ended March 31, 2018. Organic operating income increased due to a prior year goodwill impairment charge of $535.2 million. The fiscal 2018 divestitures and fiscal 2019 divestitures contributed $16.7 million to an operating income decrease compared with the prior fiscal year.
Corporate operations incurred expenses of $323.4 million for the fiscal year ended March 31, 2019, as compared with $128.6 million for the fiscal year ended March 31, 2018. The corporate expenses included increased loss on divestitures of $204.6 million, partially offset by $13.0 million in decreased restructuring expenses.
Interest expense and other increased by $15.2 million, or 15.3%, to $114.6 million for the fiscal year ended March 31, 2019, compared with $99.4 million for the fiscal year ended March 31, 2018, due to higher interest rates and relative debt levels and the favorable net change in foreign exchange rate gain/loss of approximately $6.8 million compared with the prior year period.
Non-service defined benefit income decreased by $41.1 million, or 39.8%, to $62.1 million for the fiscal year ended March 31, 2019, compared with $103.2 million for the fiscal year ended March 31, 2018. The decrease was primarily due to nonrecurring income recognized in fiscal year 2018 from a curtailment of other post employment benefits of $26.3 million and changes in actuarial assumptions and experience which reduced income for fiscal year 2019 by $6.0 million.

The income tax benefit was $5.4 million for the fiscal year ended March 31, 2019, reflecting an effective tax rate of 1.7%. During the fiscal year ended March 31, 2019, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $252,243 primarily due to an increase in the net operating loss and changes to temporary differences related to ASC 606. As of March 31, 2019, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.
As of March 31, 2019, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets.  We intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.
Fiscal year ended March 31, 2018, compared with fiscal year ended March 31, 2017

	Year Ended March 31,
	2018	2017
	(in thousands)
Net sales	$3,198,951	$3,532,799
Segment operating (loss) income	$(337,061)	$78,521
Corporate expenses	(128,579)	(109,717)
Total operating loss	(465,640)	(31,196)
Interest expense and other	99,442	80,501
Non-service defined benefit income	(103,234)	(88,085)
Income tax (benefit) expense	(36,457)	19,340
Net loss	$(528,625)	$(131,037)

Net sales decreased by $333.8 million, or 9.4%, to $3.2 billion for the fiscal year ended March 31, 2018, from $3.5 billion for the fiscal year ended March 31, 2017. Organic sales adjusted for inter-segment sales decreased $218.4 million, or 6.4%. The fiscal 2017 divestitures and the divestiture of Embee contributed $110.5 million to the net sales decrease as compared with the prior fiscal year. Organic sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs, along with the timing of deliveries on certain programs. These factors were partially offset by increased production on the 767/Tanker program.
Cost of sales decreased by $166.9 million, or 6.0%, to $2.6 billion or the fiscal year ended March 31, 2018, from $2.8 billion for the fiscal year ended March 31, 2017. Organic cost of sales adjusted for inter-segment sales decreased $69.4 million or 2.7%. The fiscal 2017 divestitures and the divestiture of Embee contributed $80.7 million to the cost of sales decrease as compared with the prior fiscal year. Organic gross margin for the fiscal year ended March 31, 2018, was 20.6% compared with 23.7% for the fiscal year ended March 31, 2017. The gross margin for the fiscal year ended March 31, 2018, decreased compared with the comparable prior year due to the completion of certain Boeing and Gulfstream programs as noted above,
Gross margin included net favorable cumulative catch-up adjustments on long-term contracts of $19.7 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $85.8 million and gross unfavorable adjustments of $66.2 million. Gross margins for fiscal 2017 included net favorable cumulative catch-up adjustments of $57.2 million, of which $131.4 million was related to the reduction of the previously recorded forward losses on the 747-8 program, partially offset by the correction of an immaterial error of $12.7 million.
Segment operating income decreased by $415.6 million, or 529.3%, to an operating loss of $337.1 million for the fiscal year ended March 31, 2018, from $78.5 million of operating income for the fiscal year ended March 31, 2017. Organic operating income decreased $398.9 million. The fiscal 2017 divestitures and divestiture of Embee contributed $16.7 million to the operating income decrease compared with the prior fiscal year. Organic operating income decreased for the fiscal year ended March 31, 2018, due to the decline in organic gross margin noted above and the previously mentioned goodwill impairment charge of $535.2 million.
Corporate operations incurred expenses of $128.6 million for the fiscal year ended March 31, 2018, as compared with $109.7 million for the fiscal year ended March 31, 2017. The increase in corporate expenses of $18.9 million or 17.2%, included increased loss on divestitures of $11.6 million and $8.6 million in increased diligence costs associated with divestiture actions.
Interest expense and other increased by $18.9 million, or 23.5%, to $99.4 million for the fiscal year ended March 31, 2018, compared with $80.5 million for the prior fiscal year due higher interest rates, the impairment of deferred financing fees due to the amendment to the Credit Facility and the extinguishment of the Term Loan of approximately $5.2 million and the unfavorable net change in foreign exchange rate gain/loss of approximately $7.6 million compared with the prior year period.
The income tax benefit was $36.5 million for the fiscal year ended March 31, 2018, reflecting an effective tax rate of 7.9%. The rate reflects an adjustment associated with the impairment charge recognized related to Aerospace Structures which was not deductible for tax purposes. During the fiscal year ended March 31, 2018, the Company increased the valuation allowance against certain of its net deferred tax assets generated from the current year temporary differences, the Tax Cuts and Jobs Act of 2017, and increase the valuation allowance on certain foreign deferred tax assets.
Business Segment Performance
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures, and Product Support. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDA as a primary measure of profitability to evaluate performance of its segments and allocate resources.
The results of operations among our reportable segments, as well as our operating segments, vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Integrated Systems, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, our unique manufacturing capabilities command a higher margin. Also OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares to Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives. In contrast, Product Support provides MRO services on components and accessories manufactured by third parties, with more diverse competition, including airlines, OEMs and other third-party service providers. In addition, variability in the timing and extent of customer requests performed in Product Support can provide for greater volatility and less predictability in revenue and earnings than that experienced in Integrated Systems, and Aerospace Structures segments.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydromechanical and electromechanical primary and secondary flight controls.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails, subassemblies such as floor grids, and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling, surface treatments, and integrated testing and certification services.
Product Support consists of the Company’s operations that provide full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its ground support equipment maintenance, component MRO and post-production supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
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

	Year Ended March 31,
	2019	2018	2017
Integrated Systems
Commercial aerospace	16.6%	15.1%	13.8%
Military	10.6	10.2	10.3
Business Jets	1.7	1.7	1.8
Regional	1.0	1.0	0.9
Non-aviation	0.8	1.0	1.0
Total Integrated Systems net sales	30.7%	29.0%	27.8%
Aerospace Structures
Commercial aerospace	33.9%	34.6%	36.2%
Military	8.6	10.2	10.6
Business Jets	16.8	15.6	16.6
Regional	0.7	0.5	0.4
Non-aviation	0.7	0.4	0.4
Total Aerospace Structures net sales	60.7%	61.3%	64.2%
Product Support
Commercial aerospace	7.2%	7.5%	6.1%
Military	0.9	1.5	1.4
Regional	0.5	0.7	0.5
Non-aviation	—	—	—
Total Product Support net sales	8.6%	9.7%	8.0%
Total Consolidated net sales	100.0%	100.0%	100.0%

We continue to experience a higher proportion of our sales mix in the commercial aerospace end market for across all three segments due to the 737, 767/Tanker, 777, 787, A320 and A330 programs. We have experienced a decrease in our military end market due to the wind-down of the C-17 program, while we have had increases in Aerospace Structures Business Jet end market from the Global 7500, prior to the transition in February 2019.

Business Segment Performance—Fiscal year ended March 31, 2019, compared with fiscal year ended March 31, 2018

	Year Ended March 31,		% Change	% of Total Sales
	2019	2018		2019	2018
	(in thousands)
NET SALES
Integrated Systems	$1,042,947	$986,351	5.7%	31.0%	30.9%
Aerospace Structures	2,062,404	1,954,729	5.5%	61.2%	61.2%
Product Support	283,743	281,913	0.6%	8.4%	8.8%
Elimination of inter-segment sales	(24,164)	(24,042)	0.5%	(0.6)%	(0.9)%
Total net sales	$3,364,930	$3,198,951	5.2%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2019	2018		2019	2018
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Integrated Systems	$157,615	$185,401	(15.0)%	15.1%	18.8%
Aerospace Structures	(152,407)	(568,164)	73.2%	(7.4)%	(29.1)%
Product Support	43,479	45,702	(4.9)%	15.3%	16.2%
Corporate	(323,366)	(128,579)	(151.5)%	n/a	n/a
Total segment operating (loss) income	$(274,679)	$(465,640)	41.0%	(8.2)%	(14.6)%

	Year Ended March 31,		% Change	% of Segment Sales
	2019	2018		2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$152,546	$183,094	(16.7)%	14.6%	18.6%
Aerospace Structures	13,072	(6,006)	317.6%	0.6%	(0.3)%
Product Support	49,800	52,446	(5.0)%	17.6%	18.6%
Corporate	(84,965)	(95,986)	11.5%	n/a	n/a
	$130,453	$133,548	2.3%	3.9%	4.2%

Integrated Systems:    Integrated Systems net sales increased by $56.6 million, or 5.7%, to $1,042.9 million for the fiscal year ended March 31, 2019, from $986.4 million for the fiscal year ended March 31, 2018. Organic sales increased by $74.7 million, or 7.7%. The divestiture of Embee contributed $18.1 million to the net sales variance. Organic sales increased primarily due to rate increases on key commercial programs and higher volumes on certain military programs.
Integrated Systems cost of sales increased by $82.0 million, or 12.4%, to $740.8 million for the fiscal year ended March 31, 2019, from $658.8 million for the fiscal year ended March 31, 2018. Organic cost of sales increased by $98.8 million, or 15.3%, while the divestiture of Embee contributed $13.2 million reduction to cost of sales. Organic gross margin for the fiscal year ended March 31, 2019, was 28.8% compared with 33.5% for the fiscal year ended March 31, 2018. The decrease in gross margin for the fiscal year ended March 31, 2019, is the result of sales mix, the higher costs incurred to drive future operational improvements noted above, increased costs on a development program and a favorable settlement of customer assertions in the comparable prior period.
Integrated Systems operating income decreased by $27.8 million, or 15.0%, to $157.6 million for the fiscal year ended March 31, 2019, from $185.4 million for the fiscal year ended March 31, 2018. Organic operating income decreased $27.6 million, or 15.7%, while the divestiture of Embee contributed $0.2 million to operating income in the prior year period.

Organic operating income decreased due to the decreased gross margin noted above and increased restructuring expenses of $4.1 million. These same factors contributed to the decrease in Adjusted EBITDAP year over year.
Integrated Systems operating income as a percentage of segment sales decreased to 15.1% for the fiscal year ended March 31, 2019, as compared with 18.8% for the fiscal year ended March 31, 2018, due to the gross margin increases. These same factors contributed to the decrease in Adjusted EBITDAP margin year over year.
Aerospace Structures:    Aerospace Structures net sales increased by $107.7 million, or 5.5%, to $2.06 billion for the fiscal year ended March 31, 2019, from $1.95 billion for the fiscal year ended March 31, 2018. Net sales increases included the production ramp on Global 7500 of $232.5 million prior to transition. Organic net sales decreased $54.8 million due to declines in business jet, primarily on our change in scope on the G650 program. The fiscal 2019 Aerospace Structures divestitures, excluding the Global 7500 transition contributed $71.1 million to the net sales variance.
Aerospace Structures cost of sales increased by $232.0 million, or 13.1%, to $2.00 billion for the fiscal year ended March 31, 2019, from $1.77 billion for the fiscal year ended March 31, 2018. The cost of sales increase was driven by the increased sales and included additional forward loss provisions from the adoption of ASU 2017-07 of $87.2 million, as well as from the Bombardier Global 7500 program of $60.4 million prior to transition and $29.1 million on the G280 wing program.
Gross margin for the fiscal year ended March 31, 2019, was 3.1% compared with 9.7% for the fiscal year ended March 31, 2018. The decreased gross margin is due to additional forward loss charges noted above. In addition to the forward loss provision from the adoption of ASU 2017-07 noted above, the gross margin included net unfavorable cumulative catch-up adjustments of $68.7 million. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $46.1 million and gross unfavorable adjustments of $114.8 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2016, was $19.7 million.
Aerospace Structures operating loss decreased by $415.8 million, or 73.2%, to $152.4 million for the fiscal year ended March 31, 2019, from a loss of $568.2 million for the fiscal year ended March 31, 2018. The decreased operating loss for the fiscal year ended March 31, 2019 is due to the aforementioned goodwill impairment charge of $535.2 million in the prior year period, partially offset by the additional forward loss charges noted above. The Adjusted EBITDAP is adjusted for the adoption of ASU 2017-07 and increased for the fiscal year ended March 31, 2019, due to the increased sales.
Aerospace Structures operating loss as a percentage of segment sales improved to 7.4% for the fiscal year ended March 31, 2019, as compared with 29.1% for the fiscal year ended March 31, 2018, due to the goodwill impairment charge in the prior year period discussed above. The Adjusted EBITDAP margin improvement was also affected by the increased sales noted above.
Product Support:   Product Support net sales increased by $1.8 million, or 0.6%, to $283.7 million for the fiscal year ended March 31, 2019, from $281.9 million for the fiscal year ended March 31, 2018. Organic sales increased $14.1 million or 5.9% and the divestitures of NAAS, RPL, Engines and APU contributed $12.3 million to the variance. Organic sales increased primarily due to increased demand in structural component repairs.
Product Support cost of sales increased by $3.5 million, or 1.7%, to $210.8 million for the fiscal year ended March 31, 2019, from $207.4 million for the fiscal year ended March 31, 2018. Organic cost of sales increased $11.5 million, or 6.5%, and the divestitures of NAAS, RPL, Engines and APU contributed $8.0 million to the variance. Organic cost of sales increased for the current year period due to the increased sales noted above. Organic gross margin for the fiscal year ended March 31, 2019, was 26.3% compared with 26.7% for the fiscal year ended March 31, 2018. The gross margin decrease was impacted by learning curves on new repair programs.
Product Support operating income decreased by $2.2 million, or 4.9%, to $43.5 million for the fiscal year ended March 31, 2019, from $45.7 million for the fiscal year ended March 31, 2018. Organic operating income was consistent year over year and the divestitures of NAAS, RPL, Engines and APU contributed $2.3 million of the variance to the prior year period. The Adjusted EBITDAP year over year, decreased due to the divestitures of NAAS, RPL, Engines and APU, as noted above.
Product Support operating income as a percentage of segment sales decreased to 15.3% for the fiscal year ended March 31, 2019, as compared with 16.2% for the fiscal year ended March 31, 2018, due to changes to gross margin noted above. The same factors contributed to the decrease in Adjusted EBITDAP margin year over year.

Business Segment Performance—Fiscal year ended March 31, 2018, compared with fiscal year ended March 31, 2017

	Year Ended March 31,		% Change	% of Total Sales
	2018	2017		2018	2017
	(in thousands)
NET SALES
Integrated Systems	$986,351	$1,040,805	(5.2)%	30.9%	29.5%
Aerospace Structures	1,954,729	2,172,768	(10.0)%	61.2%	61.5%
Product Support	281,913	338,325	(16.7)%	8.8%	9.6%
Elimination of inter-segment sales	(24,042)	(19,099)	25.9%	(0.9)%	(0.5)%
Total net sales	$3,198,951	$3,532,799	(9.4)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$185,401	$200,209	(7.4)%	18.8%	19.2%
Aerospace Structures	(568,164)	(177,489)	N/M	(29.1)%	(8.2)%
Product Support	45,702	55,801	(18.1)%	16.2%	16.5%
Corporate	(128,579)	(109,717)	17.2%	n/a	n/a
Total segment operating income (loss)	$(465,640)	$(31,196)	1,392.6%	(14.6)%	(0.9)%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$183,094	$203,781	(10.2)%	18.6%	19.6%
Aerospace Structures	(6,006)	130,681	N/M	(0.3)%	6.0%
Product Support	52,446	64,838	(19.1)%	18.6%	19.2%
Corporate	(95,986)	(89,132)	7.7%	n/a	n/a
	$133,548	$310,168	(56.9)%	11.4%	(4.3)%

Integrated Systems:    Integrated Systems net sales decreased by $54.5 million, or 5.2%, to $986.4 million for the fiscal year ended March 31, 2018, from $1.04 billion for the fiscal year ended March 31, 2017. Organic sales decreased by $21.6 million, or 2.2%. The divestitures of TAS-Newport News and Embee contributed $32.9 million in sales. Organic sales declined primarily due to rate reductions on A380 and 777 programs and timing of deliveries on other key commercial and military programs, partially offset by increased sales on the 737 program.
Integrated Systems cost of sales decreased by $31.0 million, or 4.5%, to $658.8 million for the fiscal year ended March 31, 2018, from $689.8 million for the fiscal year ended March 31, 2017. Organic cost of sales decreased by $9.4 million, or 1.5%, while the divestitures of TAS-Newport News and Embee contributed $21.4 million to cost of sales. Organic gross margin for the fiscal year ended March 31, 2018, was 33.5% compared with 33.9% for the fiscal year ended March 31, 2017.
Integrated Systems segment operating income decreased by $14.8 million, or 7.4%, to $185.4 million for the fiscal year ended March 31, 2018, from $200.2 million for the fiscal year ended March 31, 2017. Organic operating income decreased $10.9 million, or 5.6%, while the divestitures of TAS-Newport News and Embee contributed $3.9 million to operating income. Organic operating income decreased due to the decreased sales noted above. These same factors contributed to the decrease in Adjusted EBITDAP year over year.

Integrated Systems segment operating income as a percentage of segment sales increased to 18.8% for the fiscal year ended March 31, 2018, as compared with 19.2% for the fiscal year ended March 31, 2017.
Aerospace Structures:    Aerospace Structures net sales decreased by $218.0 million, or 10.0%, to $1.95 billion for the fiscal year ended March 31, 2018, from $2.17 billion for the fiscal year ended March 31, 2017. Sales decreased primarily due to the completion of and continued rate reductions on certain Boeing and Gulfstream programs and partially offset by rate increases on 767/Tanker and Global Hawk/Triton programs.
Aerospace Structures cost of sales decreased by $92.4 million, or (5.0)%, to $1.77 billion for the fiscal year ended March 31, 2018, from $1.86 billion for the fiscal year ended March 31, 2017. The cost of sales were negatively impacted by the decreased sales as noted above.
Gross margin for the fiscal year ended March 31, 2018, was 9.7% compared with 14.5% for the fiscal year ended March 31, 2017. The decreased gross margin is due to change in product mix. The gross margin included net favorable cumulative catch-up adjustments of $19.7 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $85.8 million and gross unfavorable adjustments of $66.2 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2017, was $57.2 million.
Aerospace Structures operating loss increased by $390.7 million, or 220.1%, to $568.2 million for the fiscal year ended March 31, 2018, from $177.5 million for the fiscal year ended March 31, 2017. The increased operating loss for the fiscal year ended is due to the aforementioned goodwill impairment charge of $535.2 million. The Adjusted EBITDAP decreased for the fiscal year ended March 31, 2018, due to the decreased sales noted above.
Aerospace Structures operating loss as a percentage of segment sales increased to (29.1)% for the fiscal year ended March 31, 2018, as compared with (8.2)% for the fiscal year ended March 31, 2017, due to the goodwill impairment charge noted above. The Adjusted EBITDAP margin decline was also impacted by the decreased gross margin noted above.
Product Support:    Product Support net sales increased by $56.4 million, or 16.7%, to $281.9 million for the fiscal year ended March 31, 2018, from $338.3 million for the fiscal year ended March 31, 2017. Organic sales increased $21.2 million or 8.4% and the divestiture of Engines and APU contributed $77.6 million to the prior year period. Organic sales increased due to increased demand from OEM customers.
Product Support cost of sales increased by $38.5 million, or 15.7%, to $207.4 million for the fiscal year ended March 31, 2018, from $245.9 million for the fiscal year ended March 31, 2017. Organic cost of sales increased $20.7 million, or 11.5%, and the divestiture of Engines and APU contributed $59.2 million to the prior year period. Organic cost of sales increased for the current year period due to the increased sales noted above. Organic gross margin for the fiscal year ended March 31, 2018, was 26.7% compared with 28.7% for the fiscal year ended March 31, 2017. The gross margin decreased for the fiscal year ended March 31, 2018 due to sales mix.
Product Support operating income decreased by $10.1 million, or 18.1%, to $45.7 million for the fiscal year ended March 31, 2018, from $55.8 million for the fiscal year ended March 31, 2017. Organic operating income increased $2.8 million, or 6.6% and the divestiture of the Engines and APU contributed $12.9 million compared with the prior year period. Organic operating income increased due to sales factors as noted above. These Adjusted EBITDAP year over year, decreased due to the divestiture of Engines and APU, as noted above.
Product Support operating income as a percentage of segment sales decreased to 16.2% for the fiscal year ended March 31, 2018, as compared with 16.5% for the fiscal year ended March 31, 2017, due to the changes in gross margin noted above. The same factors contributed to the increase in Adjusted EBITDAP margin year over year.
Liquidity and Capital Resources
Our working capital needs are generally funded through cash flow from operations and borrowings under our credit arrangements. During the year ended March 31, 2019, we used approximately $174.4 million of cash flow from operating activities, received approximately $200.5 million from investing activities and received approximately $32.5 million in financing activities.
For the fiscal year ended March 31, 2019, we had a net cash outflow of $174.4 million from operating activities, a decrease of $114.5 million, compared with a net cash outflow of $288.9 million for the fiscal year ended March 31, 2018. We invested in inventory and contract assets for new programs which impacts our cash flows from operating activities. Cash flows used on new programs included approximately $230.0 million and $16.0 million pertaining to the Bombardier Global 7500 program, through the date of transition in February 2019, and the Embraer E-Jet, respectively. The Company received approximately $125.0 million in customer advances. In addition, the Company liquidated approximately $177.0 million of prior period advances against current period deliveries. The Company also received approximately $20 million to settle an indemnification receivable initially recognized related to a specific matter that we acquired from the seller.
Cash flows provided by investing activities for the fiscal year ended March 31, 2019, increased $162.3 million from the fiscal year ended March 31, 2018. Cash flows provided by investing activities for the fiscal year ended March 31, 2019, included cash from the fiscal 2019 divestitures of $247.6 million offset by capital expenditures of $47.1 million. Cash flows used in investing activities for the fiscal year ended March 31, 2018, included cash from the fiscal 2018 divestitures of $83.1 million, offset by capital expenditures of $42.1 million.
Cash flows provided by financing activities for the fiscal year ended March 31, 2019, were $32.5 million, compared with cash flows provided by financing activities for the fiscal year ended March 31, 2018, of $213.6 million. Cash flows provided by financing activities for the fiscal year ended March 31, 2019, included additional borrowings to fund operations. Cash flows provided by financing activities for the fiscal year ended March 31, 2018, included the issuance of our Senior Notes due 2025 of $500.0 million, offset by repayment of the 2013 Term Loan of $302.3 million, payment of financing fees $17.7 million and additional borrowings on our Credit Facility (as defined below).
As of March 31, 2019, the Company had $92.8 million of cash and $454.2 million was available under the Company's existing credit agreement ("Credit Facility").  On March 31, 2019, an aggregate amount of approximately $215.0 million in outstanding borrowings and approximately $30.8 million in letters of credit were outstanding under the Credit Facility, all of which were accruing interest at LIBOR plus applicable basis points totaling approximately 6.00% per annum. Amounts repaid under the Credit Facility may be reborrowed.
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowered the capacity to $700.0 million upon the earlier of completion of certain asset sales or March 31, 2019. The fiscal 2019 divestitures described in Note 3 resulted in this reduction occurring as of March 8, 2019. Pursuant to additional provisions in our debt agreements, additional excess proceeds must be reinvested in the business or used to further permanently reduce outstanding debt within twelve months of asset sale. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment.
In connection with the Tenth Amendment to the Credit Agreement, the Company incurred $1.7 million of financing costs. These costs, along with the $9.0 million of unamortized financing costs subsequent to the Ninth Amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote off a proportional amount of unamortized financing fees existing prior to the Tenth Amendment.
In July 2017, the Company entered into a Ninth Amendment to the Third Amended and Restated Credit Agreement, with the Administrative Agent and the Lenders party thereto to, among other things, (i) permit the Company to incur High Yield Indebtedness (as defined in the Credit Agreement) in an aggregate principal amount of up to $500.0 million, subject to the Company’s obligations to apply the net proceeds from this offering to repay the outstanding principal amount of the term loans in full, (ii) limit the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments have been reduced to $800.0 million, (iii) amend certain covenants and other terms and (iv) modify the current interest rate and letter of credit pricing tiers.
In connection with the Ninth Amendment to the Credit Agreement, the Company incurred $0.6 million of financing costs. These costs, along with the $13.2 million of unamortized financing costs subsequent to the amendment, are being amortized over the remaining term of the Credit Agreement. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote-off a proportional amount of unamortized financing fees prior to the amendment.
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
The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. As of March 31, 2019, the Company was in compliance with all such covenants.
In November 2017, the Company amended its receivable securitization facility (the "Securitization Facility"), decreasing the purchase limit from $225.0 million to $125.0 million and extending the term through November 2020.
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
For the fiscal year ended March 31, 2018, we had a net cash outflow of $288.9 million from operating activities, an decrease of $570.4 million, compared with a net cash inflow of $281.5 million for the fiscal year ended March 31, 2017. During fiscal 2018, the net cash used in operating activities was primarily attributable to decreased receipts from customers ($873.1 million), offset by the timing of payments on accounts payable and other accrued expenses driven by decreased pre-production costs, and net spending on the G280 and G650 Programs ($407.2 million).
We continue to invest in inventory for new programs, which impacts our cash flows from operating activities. During fiscal 2018, expenditures for inventory costs on new programs, excluding progress payments, including the Bombardier Global 7000/8000 and the Embraer E-Jet programs, were $384.9 million and $35.1 million, respectively. Additionally, inventory for mature programs declined due to decreased production rates and the utilization of build ahead inventory, by approximately $144.4 million. Unliquidated progress payments netted against inventory increased $162.5 million due to timing of receipts and resolution of open assertions.
Cash flows provided by investing activities for the fiscal year ended March 31, 2018, increased $3.9 million from the fiscal year ended March 31, 2017. Cash flows provided by investing activities for the fiscal year ended March 31, 2018, included cash from the divestitures of TS-LI and Embee of $83.1 million offset by capital expenditures of $42.1 million. Cash flows used in investing activities for the fiscal year ended March 31, 2017, included cash from the divestitures of TAS - Newport News and Engines and APU of $86.2 million, offset by capital expenditures of $51.8 million.
Capital expenditures were $47.1 million for the fiscal year ended March 31, 2019. We funded these expenditures through cash from operations and borrowings under the Credit Facility. We expect capital expenditures of approximately $50.0 million to $60.0 million for our fiscal year ending March 31, 2020. The expenditures are expected to be used mainly to expand capacity or replace old equipment at several facilities.
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal (1)	$1,501,992	$8,201	$682,693	$303,441	$507,657
Debt-interest (2)	322,916	73,789	137,565	85,721	25,841
Operating leases	108,726.54	21,543.37	32,909.84	19,446.48	34,826.85
Purchase obligations	1,489,635	1,096,198	376,922	1,803	14,712
Total	$3,423,269.54	$1,199,731.37	$1,230,089.84	$410,411.48	$583,036.85
_______________________________________________

(1)	The maturities of the Term Loan reflected above are based on the maturities dates prior to the May 2017 amendment to the Credit Facility.

(2)	Includes fixed-rate interest only.
The above table excludes unrecognized tax benefits of $19.4 million as of March 31, 2019, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2019, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2018	$2,234,734	$109,455
Plan assets at March 31, 2018	1,796,111	—
Projected contributions by fiscal year
2020	—	10,881
2021	33,100	10,575
2022	53,900	10,104
2023	54,500	9,558
2024	43,600	9,087
Total 2019 - 2023	$185,100	$50,205
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

Prior to the adoption of ASU 2014-09, work-in-process inventory was capitalized as pre-production costs. The adoption of ASU 2014-09 changes the Company's accounting for these pre-production costs.
Revenue Recognition and Contract Balances
The Company's revenue is principally from contracts with customers to provide design, development, manufacturing, and support services associated with specific customer programs. The Company regularly enters into long-term master supply agreements that establish general terms and conditions and may define specific program requirements. Many agreements include clauses that provide sole supplier status to the Company for the duration of the program’s life. Purchase orders (or authorizations to proceed) are issued pursuant to the master supply agreements. Additionally, a majority of the Company’s agreements with customers include options for future purchases. Such options primarily reduce the administrative effort of issuing subsequent purchase orders and do not represent material rights granted to customers. The Company generally enters into agreements directly with its customers and is the principal in all current contracts.
The identification of a contract with a customer for purposes of accounting and financial reporting requires an evaluation of the terms and conditions of agreements to determine whether presently enforceable rights and obligations exist. Management considers a number of factors when making this evaluation that include, but are not limited to, the nature and substance of the business exchange, the specific contractual terms and conditions, the promised products and services, the termination provisions in the contract, as well as the nature and execution of the customer’s ordering process and how the Company is authorized to perform work. Generally, presently enforceable rights and obligations are not created until a purchase order is issued by a customer for a specified number of units of product or services. Therefore, the issuance of a purchase order is generally the point at which a contract is identified for accounting and financial reporting purposes.
Management identifies the promises to the customer. Promises are generally explicitly stated in each contract, but managements also evaluates whether any promises are implied based on the terms of the agreement, past business practice, or other facts and circumstances. Each promise is evaluated to determine if it is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service. The Company considers a number of factors when determining whether a promise is contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for original equipment manufacturers (OEMs).
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. Typically, the transaction price consists solely of fixed consideration but may include variable consideration for contractual provisions such as unpriced contract modifications, cost-sharing provisions, and other receipts or payments to customers. The Company identifies and estimates variable consideration, typically at the most likely amount the Company expects to receive from its customers. Variable consideration is only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for the contract will not occur, or when the uncertainty associated with the variable consideration is resolved. The Company's contracts with customers generally require payment under normal commercial terms after delivery with payment typically required within 30 to 120 days of delivery. However, a subset of the Company’s current contracts include significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. For these contracts, the Company adjusts the transaction price to reflect the effects of the time value of money.
The Company generally is not subject to collecting sales tax and has made an accounting policy election to exclude from the transaction price any sales and other similar taxes collected from customers. As a result, any such collections are accounted for on a net basis.
The total transaction price is allocated to each of the identified performance obligations using the relative stand-alone selling price. The objective of the allocation is to reflect the consideration that the Company expects to receive in exchange for the products or services associated with each performance obligation. Stand-alone selling price is the price at which the Company would sell a promised good or service separately to a customer. Stand-alone selling prices are established at contract inception, and subsequent changes in transaction price are allocated on the same basis as at contract inception. When stand-alone selling prices for the Company’s products and services are not observable, the Company uses either the “Expected Cost Plus a Margin” or "Adjusted Market Assessment" approaches to estimate stand-alone selling price. Expected costs are typically derived from the available periodic forecast information.

Revenue is recognized when or as control of promised products or services transfers to a customer and is recognized at the amount allocated to each performance obligation associated with the transferred products or services. Service sales, principally representing repair, maintenance, and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as it performs on these contracts because of the continuous transfer of control to the customer as represented by contractual terms that entitle the Company to the reimbursement of costs plus a reasonable profit for work performed to manufacture products for which the Company has no alternate use or for work performed on a customer-owned asset.
With control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as work progresses. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required, and are included in contract liabilities on the accompanying consolidated balance sheets.
For the fiscal year ended March 31, 2019, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, decreased operating loss, net loss and earnings per share by approximately $7.9 million, $(68.7) million, $(68.7) million and $(1.38), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2019, included gross favorable adjustments of approximately $46.1 million and gross unfavorable adjustments of approximately $114.8 million. These cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87.2 million due to a change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
For the fiscal year ended March 31, 2018, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and earnings per share by approximately $19.7 million, $13.5 million and $0.27, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2018, included gross favorable adjustments of approximately $85.8 million and gross unfavorable adjustments of approximately $66.2 million.
For the fiscal year ended March 31, 2017, cumulative catch-up adjustments resulting from changes in estimates decreased operating income, net income and earnings per share by approximately $57.2 million, $52.6 million and $1.07, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2017, included gross favorable adjustments of approximately $163.3 million and gross unfavorable adjustments of approximately $106.1 million, which includes a reduction to the previously recognized forward losses of $131.4 million for the 747-8 program.
Revenues for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer. For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of and obtain the benefits from the products and services. Generally, the shipping terms determine the point in time when control transfers to customers. Shipping and handling activities are not considered performance obligations and related costs are included in cost of sales as incurred.
Differences in the timing of revenue recognition and contractual billing and payment terms result in the recognition contract assets and liabilities. Refer to Note 4 for further discussion.
The portion of the Company's revenue resulting from transactions other than contracts with customers pertains to the amortization of acquired contract liabilities discussed above.

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
Consistent with the Company's policy, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. No goodwill impairment was identified in the current year.
In fiscal year 2018, as required by ASC 350-20-35-3C, the Company performed an interim assessment of the fair value of its goodwill due to the Company's decision, effective January 1, 2018, to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment. As a result of the change, the Company performed an interim goodwill impairment test which included using a combination of both the market and income approaches to estimate the fair value of each reporting unit. As a result of the impairment test of each reporting unit, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2018, of $190.2 million, which is presented on the accompanying consolidated statements of operations within impairment of intangible assets. The Company performed an impairment test of the new reporting unit of Aerospace Structure and recognized an impairment of $345.0 million, which is presented on the consolidated statements of operations within impairment of intangible assets for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from sustained production rate reductions and sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows. The assessment for the Company's Integrated Systems and Product Support reporting units indicated that their fair value exceeded their carrying amounts.
In the fourth quarter of the fiscal year ended March 31, 2017, consistent with the Company's policy, the Company performed its annual assessment of the fair value of goodwill. The Company concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. The Company concluded that the goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Accordingly, the Company recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2017, of $266.3 million, which is presented on the accompanying consolidated statements of operations as impairment of intangible assets. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
Finite-lived intangible assets are amortized over their useful lives ranging from 7 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability based on the primary asset of the asset group. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
Acquired Contract Liabilities, net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed at several years prior to the respective acquisition (see Note 3 of notes to consolidated financial statements for further discussion).
The acquired contract liabilities, net, are being amortized as non-cash revenues over the terms of the respective contracts. The Company recognized net amortization of contract liabilities of approximately $67.3 million, $125.1 million and $121.0 million in the fiscal years ended March 31, 2019, 2018, and 2017, respectively, and such amounts have been included in revenues in our results of operations. The balance of the liability as of March 31, 2019, is approximately $184.6 million and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows 2020—$68.5 million; 2021—$64.6 million; 2022—$23.7 million; 2023—$6.8 million; 2024—$7.5 million; Thereafter—$13.4 million.
Postretirement Plans
The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return and rate of growth for medical costs. The actuarial assumptions used to calculate these costs are reviewed annually or when a re-measurement is necessary. Assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries, as of the measurement date.
The Company estimates the service and interest cost of its pension and other postretirement benefit plans by using the specific spot rates derived from the yield curve used to discount the cash flows reflected in the measurement of the benefit obligation.  The Company believes this approach provides a precise measurement of service and interest costs due to the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company amortizes actuarial gains and losses over the average life expectancy of inactive plan participants because almost all plan participants are inactive.

The accounting corridor is a defined range within which amortization of net gains and losses is not required. The discount rates at March 31, 2019, ranged from 2.54 - 3.88% compared with a weighted-average of 2.65 - 4.01% at March 31, 2018.
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the Projected Benefit Obligation ("PBO"). The expected average long-term rate of return on assets is based on several factors, including actual historical market index returns, anticipated long-term performance of individual asset classes with consideration given to the related investment strategy, plan expenses and the potential to outperform market index returns. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year differs from the assumed rate, that year's annual pension expense is not affected. The gain or loss reduces or increases future pension expense over the average remaining life expectancy of inactive plan participants. The expected long-term rate of return for fiscal 2019, 2018 and 2017, was 5.00 - 8.00%. The expected long-term rate of return for fiscal 2020 will be 5.00 - 8.00% .
In addition to our defined benefit pension plans, we provide certain health care and life insurance benefits for some retired employees. Such benefits are unfunded as of March 31, 2019. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for eligible employees must be made at the date of retirement. Qualifying dependents at the date of retirement are also eligible for medical coverage. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, we have made changes to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans, and a Medicare carve-out.
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
See Note 15 of notes to consolidated financial statements for a summary of the key events that affected our net periodic benefit cost and obligations that occurred during the fiscal years ended March 31, 2019, 2018, and 2017.
Pension income, excluding curtailments, settlements and special termination benefits (early retirement incentives) for the fiscal year ended March 31, 2019, was $51.5 million compared with pension income of $61.6 million for the fiscal year ended March 31, 2018, and $66.5 million for the fiscal year ended March 31, 2017. For the fiscal year ending March 31, 2020, the Company expects to recognize pension income of approximately $44.2 million.
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-02 effective April 1, 2019, and have elected not to reclassify any amounts recognized in other comprehensive income into accumulated deficit.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The new standard is effective for fiscal years beginning after December 15, 2018, which makes the new standard effective for us on April 1, 2019. The Company may apply the transition provisions of ASU 2016-02, as amended, either at the beginning of the earliest period presented in our fiscal year 2020 Form 10-K, which would be April 1, 2018, or on the effective date of adoption, which would be April 1, 2019. Among other requirements, the transition provisions require the lessee to recognize a right-of-use asset and liability for most existing lease arrangements on the date the transition provisions are applied. The Company has elected to apply the transition provisions of this new standard on April 1, 2019. Therefore, periods prior to the effective date of adoption will continue to be reported using current GAAP.
The Company has identified and evaluated the key terms of all of its active leases as of the adoption date and has designed and implemented the appropriate controls to comply with the adoption requirements of ASC 842. The Company is in the process of designing and implementing controls to comply with the prospective accounting and financial reporting requirements of ASC 842 and will complete implementation during the first quarter of fiscal year 2020. The Company is the lessee in substantially all of its lease arrangements. The Company adopted the standard by applying the "package of practical expedients" provided by ASC 842 and did not elect to apply the practical expedient pertaining to the use of hindsight. The Company will also make certain accounting policy elections that are available under ASC 842, including (i) the short-term lease recognition exemption for all leases that qualify, meaning that for these leases, the Company would not recognize right-of-use ("ROU") assets or lease liabilities on our consolidated balance sheets and (ii) the election to use the practical expedient to not separate lease and non-lease components for certain classes of assets, meaning that for these leases, the cash flows related to certain non-lease components are included in the calculation of the ROU asset and lease liability balances on its consolidated balance sheets.
The adoption of this new accounting standard will result in an increase in the recognition of lease liabilities associated with the Company's operating leases in the range of approximately $85.0 million to $95.0 million, for which the majority pertain to real estate leases. Right-of-use assets will also be recognized with a balance comparable to the lease liabilities, adjusted for prepaid and deferred rent balances as of the adoption date. As disclosed in Note 10, the Company has a capital lease liability of $31.3 million as of March 31, 2019. The Company does not expect the impact on the results of operations or cash flows to be material.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) 606. ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. The Company adopted the requirements of ASU 2017-07 on April 1, 2018, and the revenue recognition and contract balances accounting policy discussed above is based on the requirements of this standard. Refer to Note 4 for further discussion on the impact of the adoption of ASC 606.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented on the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The Company adopted the requirements of ASU 2017-07 on April 1, 2018. Refer to Note 1 for further discussion on the impact of the adoption of ASU 2017-07.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging ("ASU 2017-12"), which intends to improve and simplify accounting rules around hedge accounting. ASU 2017-12 refines and expands hedge accounting for both financial (i.e., interest rate) and commodity risks. In addition, it creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted this guidance on April 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides clarity on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. The new guidance is effective for annual periods beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on April 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.

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
Foreign Exchange Risk
In addition, even when revenues and expenses are matched, we must translate foreign denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the respective foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders' equity.
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2019, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Interest Rate Risk
Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Credit Facility. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2019, approximately 81% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt on a fully leveraged basis. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of notes to consolidated financial statements.

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted-average rate as of March 31, 2019. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates and other weekly rates and represent the weighted-average rate at March 31, 2019.
Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed-rate cash flows (in thousands)	$8,201	$7,256	$379,736	$302,021	$1,422	$507,656	$1,206,292
Weighted-average interest rate (%)	6.17%	6.19%	6.44%	7.17%	7.74%	3.87%
Variable-rate cash flows (in thousands)	$—	$80,700	$215,000	$—	$—	$—	$295,700
Weighted-average interest rate (%)	—%	5.72%	4.47%	—%	—%	—%

There are no other significant market risk exposures.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triumph Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2019, expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for defined benefit income in the years ended March 31, 2019, 2018, and 2017.
As discussed in Note 4 to the consolidated financial statements, the Company changed its method for accounting for revenue recognition in the year ended March 31, 2019.
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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 23, 2019

TRIUMPH GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$92,807	$35,819
Trade and other receivables, less allowance for doubtful accounts of $3,646 and $4,032	373,590	376,612
Contract assets	326,667	37,573
Inventories, net of unliquidated progress payments of $0 and $387,146	413,560	1,427,169
Prepaid expenses and other	34,446	44,428
Assets held for sale	—	1,324
Total current assets	1,241,070	1,922,925
Property and equipment, net	543,710	726,003
Goodwill	583,225	592,828
Intangible assets, net	430,954	507,681
Other, net	55,615	57,627
Total assets	$2,854,574	$3,807,064
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$8,201	$16,527
Accounts payable	433,783	418,367
Contract liabilities	293,719	321,191
Accrued expenses	239,572	235,914
Liabilities related to assets held for sale	—	440
Total current liabilities	975,275	992,439
Long-term debt, less current portion	1,480,620	1,421,757
Accrued pension and other postretirement benefits, noncurrent	540,479	483,887
Deferred income taxes, noncurrent	6,964	16,582
Other noncurrent liabilities	424,549	441,865
Stockholders' (deficit) equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 49,887,268 and 49,669,848 shares outstanding	52	51
Capital in excess of par value	867,545	851,280
Treasury stock, at cost, 2,573,652 and 2,791,072 shares	(159,154)	(179,082)
Accumulated other comprehensive loss	(487,684)	(367,870)
(Accumulated deficit) Retained earnings	(794,072)	146,155
Total stockholders' (deficit) equity	(573,313)	450,534
Total liabilities and stockholders' (deficit) equity	$2,854,574	$3,807,064

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended March 31,
	2019	2018	2017
Net sales	$3,364,930	$3,198,951	$3,532,799
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	2,924,920	2,607,556	2,774,449
Selling, general and administrative	298,386	292,630	285,001
Depreciation and amortization	149,904	158,368	176,946
Impairment of intangible assets	—	535,227	266,298
Restructuring	31,098	40,069	42,177
Loss on divestitures	235,301	30,741	19,124
	3,639,609	3,664,591	3,563,995
Operating loss	(274,679)	(465,640)	(31,196)
Non-service defined benefit income	(62,105)	(103,234)	(88,085)
Interest expense and other, net	114,619	99,442	80,501
Loss from continuing operations before income taxes	(327,193)	(461,848)	(23,612)
Income tax (benefit) expense	(5,426)	(36,457)	19,340
Net loss	$(321,767)	$(425,391)	$(42,952)
Loss per share—basic:
Net loss	$(6.47)	$(8.60)	$(0.87)
Weighted-average common shares outstanding—basic	49,698	49,442	49,303
Loss per share—diluted:
Net loss	$(6.47)	$(8.60)	$(0.87)
Weighted-average common shares outstanding—diluted	49,698	49,442	49,303

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Year ended March 31,
	2019	2018	2017
Net loss	$(321,767)	$(425,391)	$(42,952)
Other comprehensive loss:
Foreign currency translation adjustment	10,077	28,529	(28,396)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax (expense) benefit:
Prior service (cost) credit, net of taxes $0, $0 and $0, respectively	(1,139)	21,980	(121)
Actuarial (loss) gain, net of taxes $0, ($283), and $394 and, respectively	(125,540)	10,306	(15,977)
Reclassification to net income - net of tax expense (benefit):
Amortization of net loss, net of taxes of ($656), ($5), and ($40), respectively	6,314	7,147	5,651
Recognized prior service credits, net of taxes of $0, $0 and $0, respectively	(8,274)	(37,623)	(15,246)
Total defined benefit pension plans and other postretirement benefits, net of taxes	(128,639)	1,810	(25,693)
Cash flow hedges:
Unrealized gain arising during period, net of tax benefit (expense) of $(228), ($25), and $0, respectively	30	133	6,582
Reclassification of loss included in net earnings, net of tax expense of $228, $14, and $0, respectively	(1,282)	(2,164)	(1,509)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,252)	(2,031)	5,073
Total other comprehensive (loss) income	(119,814)	28,308	(49,016)
Total comprehensive loss	$(441,581)	$(397,083)	$(91,968)

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at March 31, 2016	49,328,999	$51	$851,102	$(199,415)	$(347,162)	$630,368	$934,944
Net loss	—	—	—	—	—	(42,952)	(42,952)
Foreign currency translation adjustment	—	—	—	—	(28,396)	—	(28,396)
Pension liability adjustment, net of income taxes of $434	—	—	—	—	(25,693)	—	(25,693)
Change in fair value of derivatives	—	—	—	—	4,834	—	4,834
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	239	—	239
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,927)	(7,927)
Share-based compensation	191,127	—	(4,279)	12,201	—	—	7,922
Repurchase of restricted shares for minimum tax obligation	(5,926)	—	42	(224)	—	—	(182)
Excess tax benefit from exercise of stock options	—	—	2,007	—	—	—	2,007
Employee stock purchase plan	58,829	—	(2,065)	3,742	—	—	1,677
Balance, March 31, 2017	49,573,029	51	846,807	(183,696)	(396,178)	579,489	846,473
Net loss	—	—	—	—	—	(425,391)	(425,391)
Foreign currency translation adjustment	—	—	—	—	28,529	—	28,529
Pension liability adjustment, net of income taxes of ($288)	—	—	—	—	1,810	—	1,810
Change in fair value of derivatives	—	—	—	—	(2,013)	—	(2,013)
Change in fair value of foreign currency hedges, net of income taxes of $11	—	—	—	—	(18)	—	(18)
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,943)	(7,943)
Share-based compensation	56,548	—	6,662	1,287	—	—	7,949
Repurchase of restricted shares for minimum tax obligation	(19,361)	—	—	(483)	—	—	(483)
Employee stock purchase plan	59,632	—	(2,189)	3,810	—	—	1,621
Balance, March 31, 2018	49,669,848	51	851,280	(179,082)	(367,870)	146,155	450,534
Net loss	—	—	—	—	—	(321,767)	(321,767)
Adoption of ASC 606	—	—	—	—	—	(585,015)	(585,015)
Foreign currency translation adjustment	—	—	—	—	10,077	—	10,077
Pension liability adjustment, net of income taxes of ($656)	—	—	—	—	(128,639)	—	(128,639)
Change in fair value of foreign currency hedges, net of income taxes of $228	—	—	—	—	(1,252)	—	(1,252)
Cash dividends ($0.16 per share)	—	—	—		—	(7,971)	(7,971)
Share-based compensation	186,572	—	(1,448)	11,707	—	—	10,259
Repurchase of restricted shares for minimum tax obligation	(42,146)	—	—	(860)	—	—	(860)
Employee stock purchase plan	72,994	—	(3,354)	4,675	—	—	1,321
Other	—	1	21,067	4,406	—	(25,474)	—
Balance, March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(487,684)	$(794,072)	$(573,313)

See notes to consolidated financial statements.

    TRIUMPH GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2019	2018	2017
Operating Activities
Net loss	$(321,767)	$(425,391)	$(42,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	149,904	158,368	176,946
Impairment of intangible assets	—	535,227	266,298
Amortization of acquired contract liability	(67,314)	(125,148)	(121,004)
Loss on divestitures, transfers, and assets held for sale	235,301	30,741	19,124
Curtailments, settlements and early retirement incentives	4,032	(25,722)	—
Other amortization included in interest expense	8,770	11,677	5,553
(Recovery) provision for doubtful accounts receivable	(495)	(242)	202
(Benefit) provision for deferred income taxes	(7,939)	(43,108)	9,480
Share-based compensation	10,259	7,949	7,922
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(89,728)	(99,620)	118,543
Contract assets	65,191	(5,484)	(6,347)
Inventories	(15,930)	(163,417)	(272,653)
Prepaid expenses and other current assets	(3,144)	(4,239)	11,756
Accounts payable, accrued expenses and income taxes payable	(71,767)	(43,696)	211,560
Accrued pension and other postretirement benefits	(79,911)	(88,464)	(100,012)
Other	10,118	(8,325)	(2,894)
Net cash (used in) provided by operating activities	(174,420)	(288,894)	281,522
Investing Activities
Capital expenditures	(47,099)	(42,050)	(51,832)
Proceeds from sale of assets	247,647	83,082	86,187
Acquisitions, net of cash acquired	—	(2,818)	9
Net cash provided by investing activities	200,548	38,214	34,364
Financing Activities
Net increase (decrease) in revolving credit facility	102,113	82,888	(110,000)
Proceeds from issuance of long-term debt	54,600	544,243	24,400
Retirement of debt and capital lease obligations	(113,425)	(387,373)	(144,144)
Payment of deferred financing costs	(1,982)	(17,729)	(14,034)
Dividends paid	(7,971)	(7,943)	(7,927)
Net repayment of government grant	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligations	(860)	(483)	(182)
Net cash provided by (used in) financing activities	32,475	213,603	(266,457)
Effect of exchange rate changes on cash	(1,615)	3,263	(780)
Net change in cash and cash equivalents	56,988	(33,814)	48,649
Cash and cash equivalents at beginning of year	35,819	69,633	20,984
Cash and cash equivalents at end of year	$92,807	$35,819	$69,633

See notes to consolidated financial statements.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	BACKGROUND AND BASIS OF PRESENTATION
Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. Under this organizational structure, the Company has three reportable segments: Integrated Systems, Aerospace Structures, and Product Support.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development, and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydromechanical and electromechanical primary and secondary flight controls.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings, wing boxes, fuselage panels, horizontal and vertical tails, subassemblies such as floor grids, and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling, surface treatments, and integrated testing and certification services.
Product Support consists of the Company’s operations that provide full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the MRO supply chain. Through its ground support equipment maintenance, component MRO and post production supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.
The accompanying consolidated financial statements include the accounts of Triumph and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated from the consolidated financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Standards Recently Implemented
Adoption of ASU 2017-07
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of net periodic pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, with other cost components presented separately from the service cost component and outside of income from operations. ASU 2017-07 also allows only the service cost component of net periodic pension benefit cost to be eligible for capitalization when applicable. ASU 2017-07 was effective for years beginning after December 15, 2017. The Company adopted this standard on April 1, 2018, applying the presentation requirements retrospectively. The Company elected to apply the practical expedient, which allows it to reclassify amounts disclosed previously in the employee benefit plans note as the basis for applying retrospective

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. Provisions related to presentation of the service cost component eligibility for capitalization were applied prospectively.
The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and postretirement plans on our consolidated statements of operations was as follows:

	Twelve Months Ended
	As Previously Reported March 31, 2018	Impact of Adoption of ASU 2017-07	As Adjusted March 31, 2018
Cost of sales	$2,533,153	$74,403	$2,607,556
Selling, general and administrative	289,521	3,109	292,630
Pension settlement charge	(25,722)	25,722	—
Non-service defined benefit income	—	(103,234)	(103,234)

	Twelve Months Ended
	As Previously Reported March 31, 2017	Impact of Adoption of ASU 2017-07	As Adjusted March 31, 2017
Cost of sales	$2,689,818	$84,631	$2,774,449
Selling, general and administrative	281,547	3,454	285,001
Pension settlement charge	—	—	—
Non-service defined benefit income	—	(88,085)	(88,085)
During the first quarter of the fiscal year ended March 31, 2019, the Company recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, increasing loss per share by $1.76. This charge is presented on the accompanying consolidated statements of operations within "Cost of sales." In the Company's segment reporting presented in Note 21, this charge is included in Aerospace Structures operating income and is excluded from Segment Adjusted EBITDAP.
Adoption of ASU 2017-12
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of April 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
Standards Issued Not Yet Implemented
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-02 effective April 1, 2019, and have elected not to reclassify any amounts recognized in other comprehensive income into accumulated deficit.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The new standard is effective for fiscal years beginning after December 15, 2018, which makes the new standard effective for us on April 1, 2019. The Company may apply the transition provisions of ASU 2016-02, as amended, either at the beginning of the earliest period presented in our fiscal year 2020 Form

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10-K, which would be April 1, 2018, or on the effective date of adoption, which would be April 1, 2019. Among other requirements, the transition provisions require the lessee to recognize a right-of-use asset and liability for most existing lease arrangements on the date the transition provisions are applied. The Company has elected to apply the transition provisions of this new standard on April 1, 2019. Therefore, periods prior to the effective date of adoption will continue to be reported using current GAAP.
The Company has identified and evaluated the key terms of all of its active leases as of the adoption date and has designed and implemented the appropriate controls to comply with the adoption requirements of ASC 842. The Company is in the process of designing and implementing controls to comply with the prospective accounting and financial reporting requirements of ASC 842 and will complete implementation during the first quarter of fiscal year 2020. The Company is the lessee in substantially all of its lease arrangements. The Company adopted the standard by applying the "package of practical expedients" provided by ASC 842 and did not elect to apply the practical expedient pertaining to the use of hindsight. The Company will also make certain accounting policy elections that are available under ASC 842, including (i) the short-term lease recognition exemption for all leases that qualify, meaning that for these leases, the Company would not recognize right-of-use ("ROU") assets or lease liabilities on our consolidated balance sheet and (ii) the election to use the practical expedient to not separate lease and non-lease components for certain classes of assets, meaning that for these leases, the cash flows related to certain non-lease components are included in the calculation of the ROU asset and lease liability balances on its consolidated balance sheet.
The adoption of this new accounting standard will result in an increase in the recognition of lease liabilities associated with the Company's operating leases in the range of approximately $85,000 to $95,000, for which the majority pertain to real estate leases. Right-of-use assets will also be recognized with a balance comparable to the lease liabilities, adjusted for prepaid and deferred rent balances as of the adoption date. As disclosed in Note 10, the Company has a capital lease liability of $31,292 as of March 31, 2019. The Company does not expect the impact on the results of operations or cash flows to be material.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.
Trade and Other Receivables, net
Trade and other receivables are recorded net of an allowance for doubtful accounts. Trade and other receivables include amounts billed and currently due from customers, certain estimated contract changes and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records the allowance for doubtful accounts based on prior experience and for specific collectibility matters when they arise. The Company writes off balances against the reserve when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.
Trade and other receivables, net comprised of the following:

	March 31,
	2019	2018
Total trade receivables	336,888	363,990
Other receivables	40,348	16,654
Total trade and other receivables	377,236	380,644
Less: Allowance for doubtful accounts	(3,646)	(4,032)
Total trade and other receivables, net	$373,590	$376,612
Inventories
The Company records inventories at the lower of cost (average-cost or specific-identification methods) or market. The Company expenses general and administrative costs related to products and services provided essentially under commercial

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

terms and conditions as incurred. The Company determines the costs of inventories sold by the first-in, first-out or average cost methods.
Prior to the adoption of ASU 2014-09, work-in-process inventory was capitalized as pre-production costs. The adoption of ASU 2014-09 changes the Company's accounting for these pre-production costs. Refer to Note 4 for further discussion.
Advance Payments and Progress Payments
Advance payments and progress payments received on contracts-in-process are first offset against related contract assets, with any excess amount reflected in current liabilities under the contract liabilities caption on the accompanying consolidated balance sheets.
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
Consistent with the Company's policy, the Company performs an annual assessment in its fiscal fourth quarter and on an interim basis upon the occurrence of events or substantive changes in circumstances that indicate a reporting unit's carrying value may be less than its fair value. No goodwill impairment was identified in the current year.
In fiscal year 2018, as required by ASC 350-20-35-3C, the Company performed an interim assessment of the fair value of its goodwill due to the Company's decision, effective January 1, 2018, to combine the Aerospace Structures and Precision Components reporting segments into one reporting segment. As a result of the change, the Company performed an interim goodwill impairment test which included using a combination of both the market and income approaches to estimate the fair value of each reporting unit. As a result of the impairment test of each reporting unit, the Company recorded a non-cash impairment charge during the fiscal year ended March 31, 2018, of $190,227, which is presented on the accompanying consolidated statements of operations within impairment of intangible assets. The Company performed an impairment test of the new reporting unit of Aerospace Structure and recognized an impairment of $345,000, which is presented on the consolidated statements of operations within impairment of intangible assets for the fiscal year ended March 31, 2018. The decline in fair value is the result of declining revenues from sustained production rate reductions and sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows. The assessment for the Company's Integrated Systems and Product Support reporting units indicated that their fair value exceeded their carrying amounts.
In the fourth quarter of the fiscal year ended March 31, 2017, consistent with the Company's policy, the Company performed its annual assessment of the fair value of goodwill. The Company concluded that the goodwill related to the Aerospace Structures reporting unit was impaired as of the annual testing date. The Company concluded that the goodwill had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Accordingly, the Company recorded a non-cash impairment charge during the fourth quarter of the fiscal year ending March 31, 2017, of $266,298, which is presented on the accompanying consolidated statements of operations as impairment of intangible assets. The decline in fair value is the result of declining revenues from production rate reductions on sun-setting programs and the slower than previously projected ramp in our development programs and the timing of associated earnings and cash flows.
Finite-lived intangible assets are amortized over their useful lives ranging from 7 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Intangible assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability based on the primary asset of the asset group. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated fair value is less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.
Refer to below for the Company's accounting policy regarding fair value measurements and the definition of fair value levels.
Deferred Financing Costs
Financing costs are deferred and amortized to Interest expense and other on the accompanying consolidated statements of operations over the related financing period using the effective interest method or the straight-line method when it does not differ materially from the effective interest method. The Company records deferred financing costs as a direct deduction from the carrying value of that debt liability; however, the policy does exclude deferred financing costs relating to revolving debt instruments. These deferred financing costs are recorded in other, net on the accompanying consolidated balance sheets as of March 31, 2019 and 2018. Total deferred financing costs, net of accumulated amortization of $13,170 and $28,445, respectively, are recorded as of March 31, 2019 and 2018. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Acquired Contract Liabilities, Net
In connection with several of our acquisitions, we assumed existing long-term contracts. Based on our review of these contracts, we concluded that the terms of certain contracts to be either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, we recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the respective acquisition. The Company measured these net liabilities in the year they were acquired under the measurement provisions of ASC 820, Fair Value Measurement, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace.
Included in the net sales of the Integrated Systems and Aerospace Structures is the non-cash amortization of acquired contract liabilities recognized as fair value adjustments through purchase accounting from various acquisitions. The Company recognized net amortization of contract liabilities of $67,314, $125,148 and $121,004 in the fiscal years ended March 31, 2019, 2018, and 2017, respectively, and such amounts have been included in revenues in results of operations. The balance of the liability as of March 31, 2019, is $184,612 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2020—$68,529; 2021—$64,641; 2022—$23,701; 2023—$6,821; 2024—$7,522; Thereafter $13,398.
Revenue Recognition and Contract Balances
The Company's revenue is principally from contracts with customers to provide design, development, manufacturing, and support services associated with specific customer programs. The Company regularly enters into long-term master supply agreements that establish general terms and conditions and may define specific program requirements. Many agreements include clauses that provide sole supplier status to the Company for the duration of the program’s life. Purchase orders (or authorizations to proceed) are issued pursuant to the master supply agreements. Additionally, a majority of the Company’s agreements with customers include options for future purchases. Such options primarily reduce the administrative effort of issuing subsequent purchase orders and do not represent material rights granted to customers. The Company generally enters into agreements directly with its customers and is the principal in all current contracts.
The identification of a contract with a customer for purposes of accounting and financial reporting requires an evaluation of the terms and conditions of agreements to determine whether presently enforceable rights and obligations exist. Management considers a number of factors when making this evaluation that include, but are not limited to, the nature and substance of the business exchange, the specific contractual terms and conditions, the promised products and services, the termination provisions in the contract, as well as the nature and execution of the customer’s ordering process and how the Company is authorized to perform work. Generally, presently enforceable rights and obligations are not created until a purchase order is issued by a customer for a specified number of units of product or services. Therefore, the issuance of a purchase order is generally the point at which a contract is identified for accounting and financial reporting purposes.
Management identifies the promises to the customer. Promises are generally explicitly stated in each contract, but managements also evaluates whether any promises are implied based on the terms of the agreement, past business practice, or other facts and circumstances. Each promise is evaluated to determine if it is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service. The Company considers a number of factors when determining whether a promise is contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for original equipment manufacturers (OEMs).
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. Typically, the transaction price consists solely of fixed consideration but may include variable consideration for contractual provisions such as unpriced contract modifications, cost-sharing provisions, and other receipts or payments to customers. The Company identifies and estimates variable consideration, typically at the most likely amount the Company expects to receive from its customers. Variable consideration is only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for the contract will not occur, or when the uncertainty associated with the variable consideration is resolved. The Company's contracts with customers generally require payment under normal commercial terms after delivery with payment typically required within 30 to 120 days of delivery. However, a subset of the Company’s current contracts include significant financing components because the timing of the

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

transfer of the underlying products and services under contract are at the customers’ discretion. For these contracts, the Company adjusts the transaction price to reflect the effects of the time value of money.
The Company generally is not subject to collecting sales tax and has made an accounting policy election to exclude from the transaction price any sales and other similar taxes collected from customers. As a result, any such collections are accounted for on a net basis.
The total transaction price is allocated to each of the identified performance obligations using the relative stand-alone selling price. The objective of the allocation is to reflect the consideration that the Company expects to receive in exchange for the products or services associated with each performance obligation. Stand-alone selling price is the price at which the Company would sell a promised good or service separately to a customer. Stand-alone selling prices are established at contract inception, and subsequent changes in transaction price are allocated on the same basis as at contract inception. When stand-alone selling prices for the Company’s products and services are not observable, the Company uses either the “Expected Cost Plus a Margin” or "Adjusted Market Assessment" approaches to estimate stand-alone selling price. Expected costs are typically derived from the available periodic forecast information.
Revenue is recognized when or as control of promised products or services transfers to a customer and is recognized at the amount allocated to each performance obligation associated with the transferred products or services. Service sales, principally representing repair, maintenance, and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as it performs on these contracts because of the continuous transfer of control to the customer as represented by contractual terms that entitle the Company to the reimbursement of costs plus a reasonable profit for work performed to manufacture products for which the Company has no alternate use or for work performed on a customer-owned asset.
With control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as work progresses. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on significant contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required, and are included in contract liabilities on the accompanying consolidated balance sheets.
For the fiscal year ended March 31, 2019, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue, operating loss, net loss and loss per share by approximately $7,944, $(68,694), $(68,694) and $(1.38), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2019, included gross favorable adjustments of approximately $46,074 and gross unfavorable adjustments of approximately $114,768. These cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
For the fiscal year ended March 31, 2018, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and decreased loss per share by approximately $19,677, $13,479 and $0.27, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2018, included gross favorable adjustments of approximately $85,844 and gross unfavorable adjustments of approximately $66,167.
For the fiscal year ended March 31, 2017, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and loss per share by approximately $57,153, $52,598 and $1.07, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2017, included gross favorable adjustments of approximately $163,274 and gross unfavorable adjustments of approximately $106,121 which includes a reduction to the previously recognized forward losses of $131,400 on the 747-8 program.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Revenues for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer. For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of and obtain the benefits from the products and services. Generally, the shipping terms determine the point in time when control transfers to customers. Shipping and handling activities are not considered performance obligations and related costs are included in cost of sales as incurred.
Differences in the timing of revenue recognition and contractual billing and payment terms result in the recognition contract assets and liabilities. Refer to Note 4 for further discussion.
The portion of the Company's revenue resulting from transactions other than contracts with customers pertains to the amortization of acquired contract liabilities discussed above.
Research and Development Expense
Research and development expense (which includes certain amounts subject to reimbursement from customers) was approximately $49,895, $72,763 and $112,418 for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements to its divestitures (refer to Note 3), when measuring goodwill impairment in fiscal year 2018 (see Note 8), and to its pension and postretirement plan assets (see Note 15).

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Foreign Currency Translation
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors. The functional currency of the Company's subsidiaries Triumph Aviation Services—Asia and Triumph Structures—Thailand is the U.S. dollar since that is the currency in which that entity primarily generates and expends cash. The functional currency of the Company's remaining subsidiaries is the local currency, since that is the currency in which those entities primarily generate and expend cash. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income (refer to Note 13). Gains and losses arising from foreign currency transactions are included in earnings.
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
Stock-Based Compensation
The Company recognizes compensation expense for share-based awards based on the fair value of those awards at the date of grant. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. Upon the exercise of stock options or vesting of restricted stock, the Company first transfers treasury stock, then will issue new shares. Refer to Note 16 for further details.
During fiscal year 2019, the Company reviewed the accounting treatment of the issuance of treasury stock to settle share-based compensation arrangements with its employees. As a result of this review, the Company determined that the difference between the historical cost of treasury shares and the consideration received in exchange for those shares upon stock option exercise or vesting should be recognized as a reduction to retained earnings or, in the absence of retained earnings, to capital in excess of par. The Company reclassified $25,474 to retained earnings representing differences in certain treasury stock transactions occurring prior to April 1, 2018, that had previously been recorded as reductions to capital in excess of par. The Company also refined its calculations of the historical cost of treasury stock, resulting in a reduction of treasury stock of $4,406 which also impacted the reclassification to retained earnings. Beginning in fiscal year 2019, the Company now has an accumulated deficit and therefore records the difference as a reduction of capital in excess of par.
Supplemental Cash Flow Information
For the fiscal year ended March 31, 2019, the Company received $4,701 as income tax refunds, net of taxes paid. For the fiscal years ended March 31, 2018 and 2017, the Company paid $11,190 and $7,930 respectively, for income taxes, net of income tax refunds received.
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty reserves are included in accrued expenses and other noncurrent liabilities on the consolidated balance sheets. The warranty reserves for the fiscal years ended March 31, 2019 and 2018, were $58,395 and $69,588, respectively.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
Fiscal 2019 Divestitures
In March 2019, the Company sold all of the shares of (i) Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), (ii) Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"), and Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Total cash proceeds net of transaction costs for the sales of Fabrications, Machining, and NAAS were approximately $133,000, $43,000, and $18,000, respectively. A portion of the proceeds associated with the sale of Machining included consideration in the form of a note receivable of $10,000. As a result of the sales of Fabrications and Machining, the Company recognized gains (losses) of approximately $54,000 and $(116,000), respectively. The sale of NAAS resulted in an immaterial gain.
In February 2019, the Company transitioned responsibility for the Global 7500 wing program manufacturing operations of Aerospace Structures to Bombardier at which point Bombardier assumed the program’s assets and obligations. As a result of this transfer, the Company recognized a loss of approximately $169,000. The Company continues to provide transition services related to infrastructure support reducing in scope over the next several months, as well as a sublease of the building in Red Oak, TX dedicated to the manufacturer of the Global 7500 wing to Bombardier.
In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. for combined cash proceeds net of transactions costs of approximately $43,000 and a note receivable of $7,000. The note receivable was collected in October 2018. As a result of these sales, the Company recognized losses of approximately $17,202 which are presented on the accompanying consolidated statements of operations within loss on divestitures. With the exception of NAAS, the operating results for the fiscal 2019 divestitures are included in Aerospace Structures ("fiscal 2019 Aerospace Structures Divestitures") through the date of divestiture. The operating results for NAAS are including in Product Support through the date of divestiture.
Fiscal 2018 Divestitures
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
Fiscal 2017 Divestitures
In December 2016, the Company entered into a definitive agreement to divest the assets and business of Triumph Air Repair, the Auxiliary Power Unit Overhaul Operations of Triumph Aviation Services - Asia, Ltd. and Triumph Engines - Tempe ("Engines and APU") for total cash proceeds of $60,364. As a result, the Company recognized a loss of $14,263 on the sale. The operating results of Engines and APU were included in Product Support through the date of divestiture. The transaction closed during the quarter ended June 30, 2017. An option to purchase the repair part line of Triumph Aviation Services - Asia, Ltd. was executed by the buyer of Engines and APU in May 2018 for total cash proceeds of $14,000. The related assets and liabilities were presented as held for sale on the accompanying consolidated balance sheet as of March 31, 2018. This transaction closed in January 2019. The consideration received, net of the related assets and liabilities, resulted in a gain of $12,000 recognized in the fourth quarter of fiscal year 2019.
In September 2016, the Company sold all of the shares of Triumph Aerospace Systems-Newport News, Inc. ("TAS-Newport News") for total cash proceeds of $9,000. As a result of the sale of TAS-Newport News, the Company recognized a loss of $4,861 which is presented on the accompanying consolidated statements of operations as loss on divestitures. The operating results of TAS-Newport News were included in Integrated Systems through the date of disposal.

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
4.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Adoption of ASU 2014-09
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or "ASC 606") that supersedes Accounting Standards Codification ("ASC") Topic 605 (“legacy GAAP”). Subsequently, the FASB issued several updates to ASU 2014-09, codified in ASC 606. ASU 2014-09 includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40. The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of April 1, 2018 (“date of initial application”). Under this method, the cumulative effect of the adoption of ASC 606 is recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods are not adjusted and continue to be reported under legacy GAAP. The Transition Adjustment was a decrease to retained earnings of $585,015. Financial information for fiscal years 2019 and 2018 is presented under ASC 606 and under legacy GAAP, respectively. The tables below reflect adjusted fiscal year 2019 financial statement amounts as if the Company had been reporting under legacy GAAP for items that are materially different.
The adoption of ASC 606 does not impact the Company's cash flows or the underlying economics of the Company's contracts with customers. However, the pattern and timing of revenue and profit recognition, as well as financial statement presentation and disclosures, has changed.
The significant changes and the qualitative and quantitative impact of the adoption of ASC 606 are noted below:
a.Revenue from Contracts with Customers
Generally, the Company no longer uses the units-of-delivery method, and the historical use of contract blocks to define contracts for accounting purposes has been replaced by accounting contracts as identified under ASC 606. The Company's accounting contracts under ASC 606 are for the specific number of units for which orders have been received, which is typically for fewer units than what was used to define contract blocks under legacy GAAP. In most of the Company's contracts, the customer has options or requirements to purchase additional products and services that do not represent material rights since the options are at their stand-alone pricing.
The primary effect of the Company’s adoption of ASC 606 (outside of the Aerospace Structures segment) was to recognize revenue over time for certain of its contracts, which is a change from recognition based on shipping terms under the legacy GAAP accounting policy.
b.Capitalized Preproduction Costs
Under legacy GAAP, certain capitalized preproduction costs were deferred over the life of the contract block; in certain situations this is not permitted under ASC 606. Accordingly, capitalized preproduction costs of $865,843 (pre-tax), net of previously recognized forward loss reserves of $343,983 (pretax), were eliminated, which was included in the Transition Adjustment.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

d.Contract Costs
The Company’s accounting for preproduction, tooling and certain other costs has not changed since these costs generally do not fall within the scope of ASC 340-40, however certain related assets have been reclassified from inventory to other noncurrent assets as they are contract assets that will be realized over a period in excess of twelve months. Incurred production costs for anticipated contracts (satisfaction of performance obligations, which have commenced because the Company expects the customer to exercise options) continue to be classified as inventory.
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
The following tables summarize the impacts of adopting ASC 606 on the Company’s consolidated financial statements for the twelve months ended March 31, 2019.

	Fiscal Year Ended March 31, 2019
	As Reported	Impact of Adoption of ASC Topic 606	As Adjusted
Net sales	$3,364,930	$(158,759)	$3,206,171
Cost of sales (exclusive of depreciation and amortization)	2,924,920	37,425	2,962,345
Selling, general and administrative	298,386	6,451	304,837
Loss on divestitures	235,301	222,116	457,417
Interest expense and other	114,619	(5,603)	109,016
Net loss *	(321,767)	(419,149)	(740,916)

Loss per share
Basic	$(6.47)	$(8.43)	$(14.90)
Diluted	$(6.47)	$(8.43)	$(14.90)
* The Company did not have a net tax effect on the Transition Adjustment due to having a full valuation allowance position.

	As Reported March 31, 2019	Impact of Adoption of ASC Topic 606	As Adjusted March 31, 2019
Assets
Trade and other receivables	$373,590	$(31,172)	$342,418
Contract assets, short term	326,667	(324,320)	2,347
Inventories, net	413,560	382,505	796,065
Other, net	55,615	(34,185)	21,430
Total assets	2,854,574	(7,172)	2,847,402
Liabilities
Contract liabilities	293,719	(193,410)	100,309
Other noncurrent liabilities	424,549	20,477	445,026
Stockholders' (deficit) equity
Accumulated other comprehensive loss	(487,684)	10	(487,674)
Accumulated (deficit) retained earnings	(794,072)	165,751	(628,321)
Total liabilities and stockholders' (deficit) equity	(573,313)	(7,172)	(580,485)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 21, Segments.
The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the twelve months ended March 31, 2019:

	Integrated Systems	Aerospace Structures	Product Support	Total
	Fiscal Year Ended March 31, 2019
Satisfied over time	$291,414	$1,832,422	$257,148	$2,380,984
Satisfied at a point in time	708,111	189,841	18,680	916,632
Revenue from contracts with customers	999,525	2,022,263	275,828	3,297,616
Amortization of acquired contract liabilities	34,121	33,193	—	67,314
Total revenue	$1,033,646	$2,055,456	$275,828	$3,364,930
The following table shows disaggregated net sales by end market (excluding intercompany sales) for the twelve months ended March 31, 2019:

	Integrated Systems	Aerospace Structures	Product Support	Total
	Fiscal Year Ended March 31, 2019
Commercial aerospace	$516,956	$1,020,649	$213,606	$1,751,211
Military	364,973	237,501	44,054	646,528
Business jets	61,099	699,747	2,550	763,396
Regional	29,779	36,038	15,618	81,435
Non-aviation	26,718	28,328	—	55,046
Revenue from contracts with customers	999,525	2,022,263	275,828	3,297,616
Amortization of acquired contract liabilities	34,121	33,193	—	67,314
Total revenue	$1,033,646	$2,055,456	$275,828	$3,364,930
Contract Assets and Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company performs ongoing evaluations of the potential impairment of its contract assets based on prior experience and specific matters when they arise. No impairments to contract assets were recorded for the year ended March 31, 2019.
Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.
Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	March 31, 2019	March 31, 2018	Change
Contract assets	$326,667	$37,573	$289,094
Contract liabilities	(450,051)	(391,088)	(58,963)
Net contract asset	$(123,384)	$(353,515)	$230,131
The increase in contract assets reflects the effect of the adoption of ASC 606 of approximately $565,000 as well as revenue recognized during the period from performance obligations satisfied or partially satisfied in previous periods of $7,944. Additionally, $196,764 in contract assets were derecognized and included in the gain/(loss) calculations associated with the divestitures described in Note 3. The remainder of the current change in contract assets is the result of current year billings on contract assets established in the Transition Adjustment, net of any contract assets originating subsequent to the ASC 606 Transition Adjustment. The increase in contract liabilities reflects the effect of the adoption of ASC 606 of approximately $288,000 and the net impact of revenue recognized in excess of additional customer advances during the period. For the period ended March 31, 2019, the Company recognized $178,400 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of March 31, 2019 and 2018, were $156,332 and $69,897 respectively.
Performance Obligations
Customers generally contract with the Company for requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for OEMs. A single contract may contain multiple performance obligations consisting of both recurring and nonrecurring elements.
As of March 31, 2019, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,251,879	$2,175,956	$1,266,116	$325,073	$484,734

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

5.	INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	March 31,
	2019	2018
Raw materials	$35,883	$69,069
Work-in-process, including manufactured and purchased components	277,996	1,591,952
Finished goods	42,399	95,234
Rotable assets	57,282	58,060
Less: unliquidated progress payments	—	(387,146)
Total inventories	$413,560	$1,427,169
At March 31, 2018, work-in-process inventory previously included capitalized preproduction costs on development programs. Capitalized preproduction costs included nonrecurring engineering, planning and design, including applicable overhead, incurred before production is manufactured on a regular basis. Significant customer-directed work changes also caused preproduction costs to be incurred. These costs are typically recovered over a contractually determined number of ship set deliveries.
Following the adoption of ASU 2014-09, the capitalized preproduction costs and forward loss provisions associated with these programs were recognized in the transition adjustment. At March 31, 2018, the balance of development program inventory, composed principally of capitalized preproduction costs, excluding progress payments related to the Company's contracts with Bombardier for the Global 7500 program and Embraer for the second generation E-Jet program was $664,283 and $217,482, respectively.
As described in Note 3, in February 2019, the Company transitioned the Global 7500 wing manufacturing operations and assets to Bombardier at which point Bombardier assumed the program’s assets and obligations.
In March 2019, the Company entered into a definitive agreement to assign the contracts associated with the Embraer programs to one of the Company's subcontractors. The Company will continue to participate in the Embraer programs as a subcontractor for the production of the rudder and elevator structures. The Embraer programs are still in the early production stages, as these aircrafts are scheduled to enter service in 2019. Transition of these programs from development to recurring production levels is dependent upon the success of the programs achieving flight testing and certification, as well as the ability of the Embraer programs to generate acceptable levels of aircraft sales. While the Company has reduced its exposure pertaining to these programs as a result of the contract assignment, the failure to achieve these milestones and level of sales or significant cost overruns may result in additional forward losses.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6.	PROPERTY AND EQUIPMENT
Net property and equipment is:

	March 31,
	2019	2018
Land	$52,333	$61,410
Construction-in-process	25,310	21,364
Buildings and improvements	320,289	371,947
Furniture, fixtures and computer equipment	152,725	166,800
Machinery and equipment	661,315	973,805
	1,211,972	1,595,326
Less: accumulated depreciation	668,262	869,323
	$543,710	$726,003
Depreciation expense for the fiscal years ended March 31, 2019, 2018, and 2017, was $97,323, $101,873 and $123,199, respectively, which includes depreciation of assets under capital lease.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2019 and 2018:

	Integrated Systems	Aerospace Structures	Product Support	Total
Balance, March 31, 2018	$523,893	$—	$68,935	$592,828
Goodwill associated with dispositions	—	—	(2,788)	(2,788)
Effect of exchange rate changes	(6,789)	—	(26)	(6,815)
Balance, March 31, 2019	$517,104	$—	$66,121	$583,225

	Integrated Systems	Aerospace Structures	Product Support	Total
Balance, March 31, 2017	$541,155	$532,418	$69,032	$1,142,605
Goodwill recognized in connection with acquisitions	—	—	—	—
Impairment of goodwill	—	(535,227)	—	(535,227)
Goodwill associated with dispositions	(27,709)	—	—	(27,709)
Effect of exchange rate changes	10,447	2,809	(97)	13,159
Balance, March 31, 2018	$523,893	$—	$68,935	$592,828
As of March 31, 2019 and 2018, Aerospace Structures had goodwill of $1,246,454 and $1,399,128, respectively, which was fully impaired.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Intangible Assets
The components of intangible assets, net are as follows:

	March 31, 2019
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.7	$551,093	$(245,626)	$305,467
Product rights, technology and licenses	11.4	54,850	(43,978)	10,872
Noncompete agreements and other	16.7	2,656	(1,041)	1,615
Tradenames	10.0	150,000	(37,000)	113,000
Total intangibles, net		$758,599	$(327,645)	$430,954

	March 31, 2018
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.3	$606,148	$(240,779)	$365,369
Product rights, technology and licenses	11.4	55,253	(41,858)	13,395
Noncompete agreements and other	16.3	2,756	(965)	1,791
Tradenames	10.0	150,000	(22,874)	127,126
Total intangibles, net		$814,157	$(306,476)	$507,681
Amortization expense for the fiscal years ended March 31, 2019, 2018, and 2017, was $52,581, $56,495 and $53,746, respectively. Amortization expense for the five fiscal years succeeding March 31, 2019, by year is expected to be as follows: 2020: $48,382; 2021: $48,382; 2022: $48,185; 2023: $47,961; 2024: $47,961 and thereafter: $190,083.

8.	ACCRUED EXPENSES
Accrued expenses consist of the following items:

	March 31,
	2019	2018
Accrued pension	$742	$764
Accrued other postretirement benefits	10,758	11,584
Accrued compensation and benefits	102,009	101,775
Accrued interest	12,374	11,873
Warranty reserve	18,977	24,319
Accrued workers' compensation	17,635	17,888
Accrued income tax	5,974	4,852
All other	71,103	62,859
Total accrued expenses	$239,572	$235,914

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.	LEASES
At March 31, 2019, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year were as follows: 2020—$21,543; 2021—$18,516; 2022—$14,394; 2023—$11,037; 2024—$8,409 and thereafter—$34,828 through 2031. In the normal course of business, operating leases are generally renewed or replaced by other leases.
Total rental expense was $25,694, $42,676 and $39,114 for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.

10.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,
	2019	2018
Revolving credit facility	$215,000	$112,887
Receivable securitization facility	80,700	107,800
Capital leases	31,292	59,546
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(13,171)	(16,949)
	1,488,821	1,438,284
Less: current portion	8,201	16,527
	$1,480,620	$1,421,757
Revolving Credit Facility
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowered the capacity to $700,000 upon the earlier of completion of certain asset sales or March 31, 2019. The fiscal 2019 divestitures described in Note 3 resulted in this reduction occurring as of March 8, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment.
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
In July 2017, the Company entered into a Ninth Amendment to the Credit Agreement (the “Ninth Amendment” and the Existing Credit Agreement as amended by the Ninth Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto which, among other things, (i) permitted the Company to incur High Yield Indebtedness (as defined in the Credit Agreement) in an aggregate principal amount of up to $500,000, subject to the Company’s obligations to apply the net proceeds from the offering to repay the outstanding principal amount of the term loans in full, (ii) limited the mandatory prepayment provisions to eliminate the requirement that net proceeds received from the incurrence of Permitted Indebtedness (as defined in the Credit Agreement), including the High Yield Indebtedness, be applied to reduce the revolving credit commitments once the revolving credit commitments were reduced to $800,000, (iii) amended certain covenants and other terms and (iv) modified the interest rate and letter of credit pricing tiers.
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

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

In May 2017, the Company entered into an Eighth Amendment to the Third Amended and Restated Credit Agreement, among the Company and its lenders which, among other things, (i) eliminated the total leverage ratio financial covenant, (ii) increased the maximum permitted senior secured leverage ratio financial covenant applicable to each fiscal quarter, commencing with the fiscal quarter ended March 31, 2017, and revised the step-downs applicable to such financial covenant, (iii) reduced the aggregate principal amount of commitments under the revolving line of credit to $850,000 from $1,000,000, (iv) modified the maturity date of the term loans so that all of the term loans mature on March 31, 2019, and (v) established a new higher pricing tier for the interest rate, commitment fee and letter of credit fee pricing provisions.
Pursuant to the Credit Facility, the Company can borrow, repay and reborrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $700,000 outstanding at any time. The Credit Facility bears interest at either: (i) LIBOR plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of 0.50% on the unused portion of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Company’s domestic subsidiaries. The Credit Facility matures May 2021.
The obligations under the Credit Facility and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to an Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
At March 31, 2019, there were $215,000 in outstanding borrowings and $30,773 in letters of credit under the Credit Facility primarily to support insurance policies. At March 31, 2018, there were $112,887 in borrowings and $30,641 in letters of credit outstanding. The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon the Company's compliance with financial and other covenants set forth in the related agreement. The Credit Facility contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, payment of dividends and incurrence of debt. If an event of default were to occur under the Credit Facility, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is in compliance with all such covenants as of March 31, 2019. As of March 31, 2019, the Company had borrowing capacity under the Credit Facility of $454,227 after reductions for borrowings and letters of credit outstanding under the Credit Facility.
The Credit Facility also provided for a variable rate term loan (the "2013 Term Loan"). The Company repaid the outstanding principal amount of the 2013 Term Loan in quarterly installments, on the first business day of each January, April, July and October. The 2013 Term Loan was paid in full with the proceeds from the Senior Notes due 2025 (see below).
Receivables Securitization Program
In November 2017, the Company amended its receivable securitization facility (the "Securitization Facility"), decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the accounts receivable under the Securitization Facility. As of March 31, 2019, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100% of the maximum amount available under the Securitization Facility. At March 31, 2019, $80,700 was outstanding under the Securitization Facility. The Company securitizes its accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to the Transfers and Servicing topic of the ASC.
The agreement governing the Securitization Facility contains restrictions and covenants which include limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. The Company was in compliance with all such covenants as of March 31, 2019.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Capital Leases
During the fiscal years ended March 31, 2019, 2018, and 2017, the Company entered into new capital leases in the amounts of $2,756, $8,166 and $13,066, respectively.
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
Senior Notes due 2022
On June 3, 2014, the Company issued $300,000 principal amount of 5.25% Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes were sold at 100% of principal amount and have an effective interest yield of 5.25%. Interest on the 2022 Notes accrues at the rate of 5.25% per annum and is payable semiannually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2014. In connection with the issuance of the 2022 Notes, the Company incurred approximately $4,990 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2022 Notes.
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
Senior Notes Due 2025
On August 17, 2017, the Company issued $500,000 principal amount of 7.75% Senior Notes due 2025 (the "2025 Notes"). The 2025 Notes were sold at 100% of principal amount and have an effective interest yield of 7.75%. Interest on the 2025 Notes accrues at the rate of 7.75% per annum and is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. In connection with the issuance of the 2025 Notes, the Company incurred

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

approximately $8,779 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.
The 2025 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of the 2025 Notes prior to August 15, 2020 by paying a "make-whole" premium. The Company may redeem some or all of the 2025 Notes on or after August 15, 2020, at specified redemption prices. In addition, prior to August 15, 2020, the Company may redeem up to 35% of the 2025 Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.75% of the aggregate principal amount plus accrued and unpaid interest, if any, subject to certain limitations set forth in the indenture governing the 2025 Notes (the "2025 Indenture").
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
Financial Instruments Not Recorded at Fair Value
Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

March 31, 2019		March 31, 2018
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,488,821	$1,568,037	$1,438,284	$1,446,151
The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).
Interest paid on indebtedness during the fiscal years ended March 31, 2019, 2018, and 2017, amounted to $99,981, $86,345 and $72,533, respectively.
As of March 31, 2019, the maturities of long-term debt are as follows: 2020—$8,201; 2021—$87,956; 2022—$594,736; 2023—$302,021; 2024—$1,422; and thereafter—$507,656 through 2032.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

11.	OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities are composed of the following items:

	March 31,
	2019	2018
Acquired contract liabilities, net	$184,612	$274,167
Accrued warranties	39,418	45,269
Accrued workers' compensation	13,501	14,278
Noncurrent contract liabilities	156,332	69,897
Deferred grant income	2,929	3,891
Deferred rent	9,854	17,737
Environmental contingencies	16,040	9,330
Income tax reserves	551	580
All other	1,312	6,716
Total other noncurrent liabilities	$424,549	$441,865

12.	INCOME TAXES
The components of loss from continuing operations before income taxes are as follows:

	Year ended March 31,
	2019	2018	2017
Foreign	$(18,336)	$(57,673)	$23,398
Domestic	(308,857)	(404,175)	(47,010)
	$(327,193)	$(461,848)	$(23,612)
The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2019	2018	2017
Current:
Federal	$(1,253)	$1,130	$5,074
State	431	88	445
Foreign	3,335	5,433	4,341
	2,513	6,651	9,860
Deferred:
Federal	(9,076)	(44,262)	9,782
State	1,593	(14,672)	(3,166)
Foreign	(456)	15,826	2,864
	(7,939)	(43,108)	9,480
	$(5,426)	$(36,457)	$19,340

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	31.5%	35.0%
State and local income taxes, net of federal tax benefit	4.6	3.2	12.2
Goodwill impairment	—	(29.6)	(394.7)
Disposition of business	3.2	(0.3)	40.8
Domestic production activities deduction	—	—	9.6
Miscellaneous permanent items and nondeductible accruals	(1.2)	(0.2)	(18.0)
Research and development tax credit	3.3	3.2	43.5
Foreign tax credits	(0.7)	1.2	40.9
Valuation allowance	(28.5)	(3.4)	106.3
Tax reform	0.4	5.1	—
Global Intangible Low-Taxed Income	(1.3)	—	—
Other (including foreign rate differential and FIN 48)	0.9	(2.8)	42.5
Effective income tax rate	1.7%	7.9%	(81.9)%
The components of deferred tax assets and liabilities are as follows:

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss and other credit carryforwards	$309,961	$187,254
Inventory	17,849	39,351
Capitalized research and development	—	14,345
Accruals and reserves	41,091	28,012
Interest carryforward	24,457	—
Pension and other postretirement benefits	126,337	114,090
Acquired contract liabilities, net	45,479	65,724
	565,174	448,776
Valuation allowance	(399,013)	(146,770)
Net deferred tax assets	166,161	302,006
Deferred tax liabilities:
Deferred revenue	27,159	149,309
Property and equipment	46,538	63,570
Goodwill and other intangible assets	93,272	104,028
Prepaid expenses and other	6,156	1,588
	173,125	318,495
Net deferred tax liabilities	$6,964	$16,489
The Company follows ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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
Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history, including the forward losses and intangible impairments previously recognized, management determined that it was necessary to establish a valuation allowance against principally all of its net deferred tax assets. Given the objective verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, the Company excluded projected taxable income (aside from reversing taxable temporary differences) from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets.
During fiscal year 2019, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $252,243 primarily due to an increase in the net operating loss and changes to temporary differences related to the adoption of ASC 606. As of March 31, 2019, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.
As of March 31, 2019, the Company has net operating loss carryforwards of $625,383, $1,193,153 and $152,489 for U.S. federal, state and foreign jurisdictions, respectively.
The effective income tax rate for the fiscal year ended March 31, 2019, was 1.7% as compared to 7.9% for the fiscal year ended March 31, 2018. The effective income tax rate for the fiscal year ended March 31, 2019, included the benefit of the R&D tax credit of $10,852, the benefit of the foreign tax credit of $2,307, and the change in the valuation allowance of $93,311. Due to the current year pretax loss, the effective tax rate drivers on a percentage basis are amplified. Accordingly, a year-over-year comparison of the effective tax rate may not be indicative of changes in the Company's tax position.
The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. We do not have any other tax holidays in the jurisdictions in which we operate. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $2,160 or $0.04 per diluted share in fiscal 2019, $1,530 or $0.03 per diluted share in fiscal 2018 and $928 or $0.02 per diluted share in fiscal 2017.
At March 31, 2019, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $134,621. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.
As of March 31, 2019 and 2018, the total amount of unrecognized tax benefits was $19,152 and $11,532, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months.
With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2012.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

As of March 31, 2019, the Company is subject to examination in one state and no foreign jurisdictions. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdiction examinations for the period ended June 16, 2010, and after related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2019 and 2018, follows:

	Year ended March 31,
	2019	2018	2017
Beginning balance	$11,759	$10,696	$9,670
Additions for tax positions related to the current year	7,364	1,032	730
Additions for tax positions of prior years	250	31	296
Ending balance	$19,373	$11,759	$10,696

13.	STOCKHOLDERS' EQUITY
In March 2019, the Company adopted a tax benefits preservation plan (the "Plan") designed to preserve Triumph’s ability to utilize its net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits"). The Plan is similar to plans adopted by other public companies with significant Tax Benefits. The Company intends to submit the Plan for stockholder approval at the Company’s next annual meeting of stockholders. At the meeting, the Company will also seek stockholder approval to amend the Company’s amended and restated certificate of incorporation, in order to permit issuance of Rights (as defined below) relating to preferred stock (the "Stockholder Approval").
Under the Plan, Triumph is declaring a dividend distribution of one right (a Right) for each share of its common stock outstanding at the close of business on March 25, 2019. The Rights will trade with Triumph’s common shares and will expire on March 13, 2020, unless the Plan is approved by the stockholders until March 13, 2022, at a stockholder meeting held before March 13, 2020. The Rights also will expire: (i) if the Rights are redeemed or exchanged as provided in the Plan; (ii) if the Board determines that the Plan is no longer necessary or desirable for the preservation of the Tax Benefits; or (iii) if the Board determines that no Tax Benefits, once realized, as applicable, may be carried forward (in which case, the Rights will expire on the first date of the relevant taxable year for which such determination is made).
Pursuant to the Plan, if a stockholder (or group) becomes a 5% stockholder after adoption of the Plan without meeting certain customary exceptions, the Rights would become exercisable and entitle stockholders (other than the 5% stockholder or group causing the rights to become exercisable) to purchase additional shares of Triumph at a significant discount, resulting in significant dilution in the economic interest and voting power of the 5% stockholder or group causing the Rights to become exercisable. Stockholders owning five percent or more of Triumph’s outstanding shares at the time of adoption of the Plan are grandfathered and will only cause the Rights to distribute and become exercisable if they acquire an additional one percent or more of Triumph’s outstanding shares. Under the Plan, the Board has the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 5% stockholder. The adoption of the Plan and the dividend distribution did not have an impact on our consolidated financial statements.
In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2019, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.
The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.
The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2019 and 2018, zero shares of preferred stock were outstanding.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2019 and 2018, were as follows:

		Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
Balance March 31, 2017		$(87,212)	$2,153	$(311,119)		$(396,178)
AOCI before reclassifications		28,529	133	32,286		60,948
Amounts reclassified from AOCI		—	(2,164)	(30,476)	(2)	(32,640)
Net current period OCI		28,529	(2,031)	1,810		28,308
Balance March 31, 2018		(58,683)	122	(309,309)		(367,870)
AOCI before reclassifications		(15,770)	30	(126,679)		(142,419)
Amounts reclassified from AOCI	(3)	25,847	(1,282)	(1,960)	(2)	22,605
Net current period OCI		10,077	(1,252)	(128,639)		(119,814)
Balance March 31, 2019		$(48,606)	$(1,130)	$(437,948)		$(487,684)
(1) Net of tax.
(2) Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.
(3) Includes amounts transferred from cumulative translation adjustments as a result of the sale of Triumph Gear Systems – Toronto.

14.	LOSS PER SHARE
The following is a reconciliation between the weighted-average common shares outstanding used in the calculation of basic and diluted loss per share:

	Year ended March 31,
	2019	2018	2017
	(thousands)
Weighted-average common shares outstanding—basic	49,698	49,442	49,303
Net effect of dilutive stock options and non-vested stock (1)	—	—	—
Weighted-average common shares outstanding—diluted	49,698	49,442	49,303
(1)    For the fiscal years ended March 31, 2019, 2018, and 2017, incremental shares of 244, 238, and 131, respectively, have been excluded due to the net loss in each period.

15.	EMPLOYEE BENEFIT PLANS
Defined Contribution Pension Plan
The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 75% of the first 6% of compensation contributed by the participant. Effective January 1, 2019, the Company match that applies to all nonunion employees and some union employees was increased from 50% of the first 6% contributed by the participant to 75% of the first 6% contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $13,685, $13,616 and $14,163 for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.

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
In addition to the defined benefit pension plans, the Company provides certain health care benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2019. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents of eligible retirees at the date of retirement are also eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums paid by the Company for most retirees for medical coverage prior to age 65 are capped and are based on years of service. Overall premiums are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
The Company also sponsors an unfunded supplemental executive retirement plan ("SERP") that provides retirement benefits to certain key employees. Benefits under this plan have been frozen.
In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2019 and 2018, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on our evaluation of data from fund managers and comparable market data.
The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees and its SERP as of March 31, 2019 and 2018, and the amounts recorded on the consolidated balance sheets at March 31, 2019 and 2018. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2019	2018	2019	2018
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,277,816	$2,346,990	$119,164	$164,128
Service cost	3,292	4,505	227	391
Interest cost	79,446	75,189	4,039	4,393
Actuarial loss (gain)	48,931	19,110	(2,576)	(17,780)
Plan amendments	1,138	(1,939)	—	(20,042)
Participant contributions	196	187	833	885
Settlements	—	(3,233)	—	—
Special termination benefits	4,032	—	—	—
Benefits paid	(176,398)	(168,464)	(12,232)	(12,811)
Currency translation adjustment	(3,719)	5,471	—	—
Projected benefit obligation at end of year	$2,234,734	$2,277,816	$109,455	$119,164
Accumulated benefit obligation at end of year	$2,229,188	$2,272,505	$109,455	$119,164
Assumptions used to determine benefit obligations at end of year
Discount rate	2.54 - 3.88%	2.65 - 4.01%	3.77%	3.93%
Rate of compensation increase	3.50 - 4.50%	3.50 - 4.50%	N/A	N/A

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2019	2018	2019	2018
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,903,901	$1,900,372	$—	$—
Actual return on plan assets	67,753	164,281	—	—
Settlements	—	(3,233)	—	—
Participant contributions	196	187	833	885
Company contributions	4,580	5,124	11,399	11,926
Benefits paid	(176,398)	(168,464)	(12,232)	(12,811)
Currency translation adjustment	(3,921)	5,634	—	—
Fair value of plan assets at end of year	$1,796,111	$1,903,901	$—	$—
Funded status (underfunded)
Funded status	$(438,623)	$(373,915)	$(109,455)	$(119,164)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$3,900	$3,155	$—	$—
Accrued benefit liability—current	(742)	(764)	(10,758)	(11,584)
Accrued benefit liability—noncurrent	(441,781)	(376,306)	(98,697)	(107,580)
Net amount recognized	$(438,623)	$(373,915)	$(109,455)	$(119,164)
Reconciliation of amounts recognized on accumulated other comprehensive income
Prior service credits	$780	$(3,978)	$(14,497)	$(75,261)
Actuarial losses (gains)	682,226	570,933	(67,985)	(19,151)
Income tax (benefits) expenses related to above items	(204,594)	(205,250)	42,016	42,016
Unamortized benefit plan costs (gains)	$478,412	$361,705	$(40,466)	$(52,396)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2019, 2018, and 2017 are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Components of net periodic pension cost
Service cost	$3,292	$4,505	$6,538	$227	$391	$716
Interest cost	79,446	75,189	72,638	4,039	4,393	4,987
Expected return on plan assets	(147,411)	(152,346)	(155,991)	—	—	—
Amortization of prior service credit cost	(3,619)	(2,841)	(1,782)	(4,655)	(8,537)	(13,464)
Amortization of net loss	16,822	13,905	12,115	(9,851)	(7,275)	(6,588)
Curtailment gain (loss)	—	29	—	—	(26,274)	—
Settlements	—	523	—	—	—	—
Special termination benefits	4,032	—	—	—	—	—
Total net periodic benefit (income) expense	$(47,438)	$(61,036)	$(66,482)	$(10,240)	$(37,302)	$(14,349)
Assumptions used to determine net periodic pension cost
Discount rate	2.65 - 4.01%	2.87 - 4.06%	3.25 - 3.93%	3.93%	3.62 - 3.93%	3.73%
Expected long-term rate on assets	5.00 - 8.00%	6.50 - 8.00%	6.50 - 8.00%	N/A	N/A	N/A
Rate of compensation increase	3.50 - 4.50%	3.50 - 4.50%	3.50 - 4.50%	N/A	N/A	N/A
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
The Company estimates the service and interest cost of its pension and other postretirement benefit plans by using the specific spot rates derived from the yield curve used to discount the cash flows reflected in the measurement of the benefit obligation.  The Company believes this approach provides a precise measurement of service and interest costs due to the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The Company amortizes actuarial gains and losses over the average life expectancy of inactive plan participants because almost all plan participants are inactive.
During the fiscal year ended March 31, 2019, the Society of Actuaries released a new mortality projection scale that reduced expected future mortality improvements for participants of U.S. pension plans. The Company has reflected this projection scale in the measurement of our U.S. pension and other postretirement benefit plans as of March 31, 2019. This change resulted in a decrease in the benefit obligation.
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
The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In February 2019, the Company transferred its Global 7500 wing manufacturing operations to Bombardier. In conjunction with this transaction, the Company provided special termination pension benefits to certain pension participants who transferred employment from Triumph to Bombardier. This change resulted in the recognition of a charge of $4,032 for special termination benefits.

•
In March 2018, the Company ratified a new collective bargaining agreement with a group of union-represented employees, who were working without an agreement. The agreement resulted in plan amendments for one of our pension plans and our postretirement welfare benefit plan. These amendments eliminated future service under the plans and generated curtailments, which accelerated $11,146 of prior service credits for the postretirement welfare benefits plan and accelerates $29 of prior service costs for the pension plan. These amounts were included in curtailment and settlement gain, net on the consolidated statement of operations.

•
In November 2017, the Company announced an amendment to the postretirement welfare benefits plan for its non-represented employee participants. Effective January 1, 2018, the Company eliminated and reduced certain welfare benefits for non-represented retirees and active participants. Those changes resulted in a decrease in the OPEB obligation of $17,652 and a curtailment gain of $15,099 included in curtailment and settlement gain, net on the consolidated statement of operations.

The following table shows those amounts expected to be recognized in net periodic benefit costs during the fiscal year ending March 31, 2020:

	Pension Benefits	Other Postretirement Benefits
Amounts expected to be recognized in FY 2020 net periodic benefit costs
Prior service credit	$(1,114)	$(4,655)
Actuarial loss	$21,439	$(9,767)
Expected Pension Benefit Payments
The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The other postretirement plan benefit payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2020	$173,599	$10,881
2021	168,172	10,575
2022	164,132	10,104
2023	161,925	9,558
2024	157,505	9,087
2025 - 2029	727,250	37,219
* Net of expected Medicare Part D subsidies of $523 to $733 per year.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Plan Assets, Investment Policy and Strategy
The table below sets forth the Company's target asset allocation for fiscal 2019 and the actual asset allocations at March 31, 2019 and 2018.

		Actual Allocation
	Target Allocation
		March 31,
Asset Category	Fiscal 2019	2019	2018
Equity securities	40% - 50%	45%	45%
Fixed income securities	40% - 50%	48	48
Alternative investment funds	0% - 10%	5	5
Other	0% - 5%	2	2
Total		100%	100%
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
The tables below provide the fair values of the Company's plan assets at March 31, 2019 and 2018, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25,798	$6,189	$—	$31,987
Equity securities
International	161,132	—	—	161,132
U.S. equity	8,464	—	—	8,464
U.S. commingled fund	489,463	—	—	489,463
International commingled fund	39,797	—	—	39,797
Fixed income securities
Corporate bonds	—	24,942	—	24,942
Government securities	—	109,306	—	109,306
U.S. commingled fund	654,269	—	—	654,269
Other
Insurance contracts	—	—	1,021	1,021
Total investment in securities—assets	$1,378,923	$140,437	$1,021	$1,520,381

U.S. equity commingled fund				4,690
International equity commingled fund				96,867
U.S. fixed income commingled fund				76,766
Private equity and infrastructure				95,760
Other				1,693
Total investment measured at NAV as a practical expedient				$275,776
Receivables				1,238
Payables				(1,284)
Total plan assets				$1,796,111

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$25,559	$6,670	$—	$32,229
Equity securities
International	164,033	—	—	164,033
U.S. equity	63,037	—	—	63,037
U.S. commingled fund	533,177	—	—	533,177
International commingled fund	46,147	—	—	46,147
Fixed income securities
Corporate bonds	—	118,474	—	118,474
Government securities	—	11,815	—	11,815
U.S. commingled fund	681,807	—	—	681,807
International commingled fund	—	—	—	—
Other fixed income	—	—	—	—
Other
Insurance contracts	—	—	1,256	1,256
Total investment in securities—assets	$1,513,760	$136,959	$1,256	$1,651,975

U.S. equity commingled fund				4,428
International equity commingled fund				44,779
U.S. fixed income commingled fund				105,721
Private equity and infrastructure				94,305
Other				1,598
Total investment measured at NAV as a practical expedient				$250,831
Receivables				1,238
Payables				(143)
Total plan assets				$1,903,901
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
Investments in commingled funds and private equity and infrastructure funds are carried at net asset value ("NAV") as a practical expedient to estimate fair value. The NAV is the total value of the fund divided by the number of shares outstanding. Adjustments to NAV, if any, are determined based on evaluation of data provided by fund managers, including valuation of the underlying investments derived using inputs such as cost, operating results, discounted future cash flows and market-based comparable data. In accordance with ASC 820-10, investments that are measured at NAV practical expedient are not classified in the fair value hierarchy; however, their fair value amounts are presented in these tables to permit reconciliation of the fair value hierarchy to the total plan assets disclosed in this footnote.
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
The effect of a 25 basis-point change in discount rates as of March 31, 2019, is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(56,167)	$(2,131)
Net periodic expense		11	(223)
Decrease of 25 basis points
Obligation	*	$58,699	$2,214
Net periodic expense		(3)	231
* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."
The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2019, the expected long-term rate of return on assets was 5.00 - 8.00%. For fiscal 2020, the expected long-term rate of return is 5.00 - 8.00%.
A significant factor used in estimating future per capita cost of covered health care benefits for our retirees and us is the health care cost trend rate assumption. The rate used at March 31, 2019, was 6.20% and is assumed to decrease gradually to 4.50% by fiscal 2027 and remain at that level thereafter. The effect of a one-percentage-point change in the health care cost trend rate in each year is shown below:

	Other Postretirement Benefits
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Net periodic expense	$224	$(206)
Obligation	4,831	(4,448)
Anticipated Contributions to Defined Benefit and Postretirement Welfare Benefit Plans
The Company does not expect to contribute to its qualified U.S. defined benefit pension plans and expects to contribute $1,408 to its nonqualified and non-U.S. pension plans. The Company expects to contribute $10,881 to its postretirement welfare benefits plan during fiscal 2020. No plan assets are expected to be returned to the Company in fiscal 2020.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.	STOCK COMPENSATION PLANS
The Company has stock incentive plans under which employees and non-employee directors may be granted equity awards to acquire shares of the Company's common stock at the fair value at the time of the grant. The stock incentive and compensation plans under which outstanding equity awards have been granted to employees, officers and non-employee directors are the Triumph Group 2018 Equity Plan (the "2018 Plan"), the Triumph Group 2013 Equity and Cash Incentive Plan (the “2013 Plan”), the 2016 Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”), and the Amended and Restated Directors’ Stock Incentive Plan (the “Prior Directors’ Plan”). The Prior Directors’ Plan expired by its terms during fiscal 2017. The current stock incentive and compensation plans used for future awards are the 2013 Plan for employees, officers and consultants, the Directors’ Plan, and the 2018 Plan. In addition, in April 2016, the Board approved a separate employment inducement plan under which stock options and restricted stock awards were granted to Daniel J. Crowley as new hire and retention awards (the “Crowley Plan”). The 2018 Plan, the 2013 Plan, the Directors’ Plan, and the Prior Directors’ Plan are collectively referred to in this note as the plans.
Since fiscal 2006, the management and compensation committee has utilized restricted stock and restricted stock units as its primary form of share-based incentive compensation. The restricted stock and restricted stock units are subject to graded vesting, generally over a three year period, and are subject to forfeiture should the grantee's employment be terminated prior to an applicable vesting date. The share-based payment expense arising from restricted stock and restricted stock unit expense is included in capital in excess of par value. The fair value of restricted shares under the Company's restricted stock plans is determined by the product of the number of shares granted and the grant date market price of the Company's common stock. The awards contain service conditions and may also contain performance or market conditions that affect the number of shares that vest. The fair value of restricted stock and restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period.
The Company recognized $10,259, $7,949 and $7,922 of share-based compensation expense during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. The total income tax benefit recognized for share-based compensation arrangements for fiscal years ended March 31, 2019, 2018, and 2017, was $2,622, $0 and $2,851, respectively.
A summary of the Company's stock option activity and related information for its option plans for the fiscal year ended March 31, 2019, was as follows:

	Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	150,000	$30.86	8	$—
Granted	—	—
Outstanding at March 31, 2019	150,000	$30.86	7	$—
At March 31, 2019 and 2018, 5,586,421 shares and 4,034,003 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's non-vested shares/units of restricted stock and deferred stock units as of March 31, 2019, and changes during the fiscal year ended March 31, 2019, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted awards and deferred stock units at March 31, 2018	842,940	$37.92
Granted	746,994	21.30
Vested	(219,034)	31.12
Forfeited	(289,521)	29.25
Non-vested restricted awards and deferred stock units at March 31, 2019	1,081,379	$26.01
The fair value of employee restricted stock which vested during fiscal 2019 was $7,031. The tax benefit from vested restricted stock was $214, $303 and $182 during the fiscal years ended March 31, 2019, 2018, and 2017, respectively. The weighted-average grant date fair value of share-based grants in the fiscal years ended March 31, 2019, 2018, and 2017, was $21.30, $38.23 and $33.70, respectively. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $12,223, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

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
The Company's risk related to pension projected obligations as of March 31, 2019, is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets, including such events as the current credit and real estate market conditions. Declines in the market values of our plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements. The Company's potential risk related to OPEB projected obligations as of March 31, 2019, is also significant.
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2020 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.
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
The Company committed to various restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities over the past several years. These plans are nearing completion, and as a result, the Company will have reduced its footprint by approximately 4.3 million square feet, will have reduced headcount by approximately 2,500 employees, and will have amended certain contracts. The Company originally estimated that it would record aggregate pretax charges of $195,000 to $210,000 related to these programs, which represent employee termination benefits, contract termination costs, accelerated depreciation, a    nd facility closure and other exit costs. These charges have resulted in cash outlays and will continue to do so until the completion of the related programs. As of March 31, 2019, the Company has updated its estimate of the expected aggregate pretax charge to $216,000 upon completion of the restructuring. From the initiation of the plans in fiscal 2016 through the year ended March 31, 2019, the Company has incurred $208,000 and expects to incur approximately $8,000 of additional pretax charges. A substantial portion of the costs incurred to date have been through operations that have since been divested. The Company is considering whether additional programs, which could impact the estimated aggregate pretax charge estimate, may further support the achievement of the overall strategic objective of the restructuring plans.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table provides a summary of the Company's current aggregate cost estimates by major type of expense associated with the restructuring plans noted above:

Type of expense	Total estimated amount expected to be incurred
Termination benefits	$51,000
Facility closure and other exit costs (1)	32,000
Contract termination costs	20,000
Accelerated depreciation charges (2)	36,000
Other (3)	77,000
$216,000
(1) Includes costs to transfer product lines among facilities and outplacement and employee relocation costs.
(2) Accelerated depreciation charges are recorded as part of depreciation and amortization on the consolidated statement of operations.
(3) Consists of other costs directly related to the plan, including project management, legal and regulatory costs.
The restructuring charges recognized by type and by segment consisted of the following:

	Fiscal year ended March 31, 2019
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$5,558	$13,426	$2,064	$6,233	$27,281
Facility closure and other exit costs	1,464	—	—	—	1,464
Other	2,353	—	—	—	2,353
Total	9,375	13,426	2,064	6,233	31,098

	Fiscal year ended March 31, 2018
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$139	$3,742	$—	$158	$4,039
Facility closure and other exit costs	866	9,321	—	—	10,187
Other	1,937	4,016	779	19,111	25,843
Total restructuring	2,942	17,079	779	19,269	40,069
Depreciation and amortization	2,376	629	—	—	3,005
Total	$5,318	$17,708	$779	$19,269	$43,074

	Fiscal year ended March 31, 2017
	Integrated Systems	Aerospace Structures	Product Support	Corporate	Total
Termination benefits	$1,449	$1,669	$147	$—	$3,265
Facility closure and other exit costs	—	5,285	526	—	5,811
Other	49	10,576	280	22,196	33,101
Total restructuring	1,498	17,530	953	22,196	42,177
Depreciation and amortization	732	9,886	180	—	10,798
Total	$2,230	$27,416	$1,133	$22,196	$52,975

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
Trade and other accounts receivable from The Boeing Company ("Boeing") represented approximately 18% and 10% of total accounts receivable as of March 31, 2019 and 2018, respectively. Trade and other accounts receivable from Gulfstream represented approximately 11% and 16% of total accounts receivable as of March 31, 2019 and 2018, respectively. Trade and other accounts receivable from Bombardier represented approximately 13% and 1% of total accounts receivable as of March 31, 2019 and 2018, respectively. The Company had no other significant concentrations of credit risk.
Sales to Boeing for fiscal 2019 were $1,031,107, or 31% of net sales, of which $229,062, $788,061, and $13,984 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for fiscal 2018 were $1,004,274, or 31% of net sales, of which $206,740, $788,151, and $9,383 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for fiscal 2017 were $1,243,981, or 35% of net sales, of which $209,669, $1,004,075, and $30,237 were from Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for fiscal 2019 were $361,451, or 11% of net sales, of which $2,324, $358,382, and $745 were from Integrated Systems, Aerospace Structures, and Product Support, respectively. Sales to Gulfstream for fiscal 2018 were $421,985, or 13% of net sales, of which $1,313, $420,204, and $468 were from Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for fiscal 2017 were $440,998, or 12% of net sales, of which $1,881, $438,880, and $237 were from Integrated Systems, Aerospace Structures and Product Support, respectively.
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
Approximately 19% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2019, none of the Company's collectively bargained workforce are working under contracts that have expired or are set to expire within one year.
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
During the fiscal year ended March 31, 2019, the Company ratified a collective bargaining agreement with its union employees with United Autoworkers of America and its Local Union 952 at its Tulsa, Oklahoma facility. Also occurring during the fiscal year ended March 31, 2019, the Stuart Florida facility production and maintenance employees elected the United Autoworkers of America, Local #2505, to represent them in collective bargaining with the Company.  As of the close of the fiscal year, the union and the Company were still engaged in initial contract discussions.

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
Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on divestitures of $235,301 for the year ended March 31, 2019.
The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Year Ended March 31,
	2019	2018	2017
Net sales:
Integrated Systems	$1,042,947	$986,351	$1,040,805
Aerospace Structures	2,062,404	1,954,729	2,172,768
Product Support	283,743	281,913	338,325
Elimination of inter-segment sales	(24,164)	(24,042)	(19,099)
	$3,364,930	$3,198,951	$3,532,799
Loss from continuing operations before income taxes:
Operating (loss) income:
Integrated Systems (1)	$157,615	$185,401	$200,209
Aerospace Structures (1)	(152,407)	(568,164)	(177,489)
Product Support	43,479	45,702	55,801
Corporate	(323,366)	(128,579)	(109,717)
	(274,679)	(465,640)	(31,196)
Non-service defined benefit income	(62,105)	(103,234)	(88,085)
Interest expense and other	114,619	99,442	80,501
	$(327,193)	$(461,848)	$(23,612)
Depreciation and amortization:
Integrated Systems	$29,052	$35,986	$40,332
Aerospace Structures	111,431	113,786	126,116
Product Support	6,321	6,744	9,037
Corporate	3,100	1,852	1,461
	$149,904	$158,368	$176,946

Impairment charge of intangible assets:
Aerospace Structures	—	535,227	266,298
	$—	$535,227	$266,298

Amortization of acquired contract liabilities, net:
Integrated Systems	$34,121	$38,293	$36,760
Aerospace Structures	33,193	86,855	84,244
	$67,314	$125,148	$121,004

Adjusted EBITDAP:
Integrated Systems (1)	$152,546	$183,094	$203,781
Aerospace Structures (1)	13,072	(6,006)	130,681
Product Support	49,800	52,446	64,838
Corporate (1)	(84,965)	(95,986)	(89,132)
	$130,453	$133,548	$310,168

__________________
(1) Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in the fiscal year ended March 31, 2019. In accordance with the adoption of this guidance, prior year amounts related to

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to non-service pension (benefit) on the consolidated statements of operations for all periods presented. Accordingly, income of $1,804 and $75,708 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the year ended March 31, 2018. Accordingly, income of $1,085 and $87,000 for Integrated Systems and Aerospace Structures, respectively, was reclassified into other income for the year ended March 31, 2017. The Company also recorded a non-cash charge related to the adoption of ASU 2017-07 of $87,241 due to an inseparable change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales. Loss on divestitures adjusted within Corporate was $235,301.

	Year Ended March 31,
	2019	2018	2017
Capital expenditures:
Integrated Systems	$12,410	$6,146	$16,487
Aerospace Structures	30,581	29,519	30,434
Product Support	3,324	2,206	2,630
Corporate	784	4,179	2,281
	$47,099	$42,050	$51,832

	March 31,
	2019	2018
Total Assets:
Integrated Systems	$1,215,350	$1,225,770
Aerospace Structures	1,257,039	2,260,416
Product Support	271,813	281,101
Corporate	110,372	39,777
	$2,854,574	$3,807,064
During fiscal years ended March 31, 2019, 2018, and 2017, the Company had foreign sales of $960,299, $758,936 and $768,703, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2019 and 2018, the Company had foreign long-lived assets of $294,990 and $222,841, respectively.

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

22.	SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS
The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements' including Triumph Group, Inc. (the "Parent"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Such financial statements include balance sheets as of March 31, 2019 and 2018, statements of operations and comprehensive income for the fiscal years ended March 31, 2019, 2018, and 2017, and statements of cash flows for the fiscal years ended March 31, 2019, 2018, and 2017.
SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$70,192	$429	$22,186	$—	$92,807
Trade and other receivables, net	10,150	123,153	240,287	—	373,590
Contract Assets	—	322,698	3,969	—	326,667
Inventories	—	339,038	74,522	—	413,560
Prepaid expenses and other	22,152	7,611	4,683	—	34,446
Total current assets	102,494	792,929	345,647	—	1,241,070
Property and equipment, net	11,276	449,489	82,945	—	543,710
Goodwill and other intangible assets, net	—	912,279	101,900	—	1,014,179
Other, net	14,630	34,664	6,321	—	55,615
Intercompany investments and advances	1,112,100	230,437	88,697	(1,431,234)	—
Total assets	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574
Current liabilities:
Current portion of long-term debt	$1,904	$6,297	$—	$—	$8,201
Accounts payable	6,571	396,542	30,670	—	433,783
Accrued expenses	58,301	445,542	29,448	—	533,291
Total current liabilities	66,776	848,381	60,118	—	975,275
Long-term debt, less current portion	1,469,543	11,077	—	—	1,480,620
Intercompany debt	262,718	2,017,003	372,888	(2,652,609)	—
Accrued pension and other postretirement benefits, noncurrent	6,067	534,412	—	—	540,479
Deferred income taxes and other	8,709	408,838	13,966	—	431,513
Total stockholders' equity	(573,313)	(1,399,913)	178,538	1,221,375	(573,313)
Total liabilities and stockholders' equity	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

SUMMARY CONSOLIDATING BALANCE SHEETS:

	March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$44	$—	$35,775	$—	$35,819
Trade and other receivables, net	1,686	77,924	297,002	—	376,612
Contract assets	—	37,573	—	—	37,573
Inventories	—	1,312,747	114,422	—	1,427,169
Prepaid and other	17,513	15,712	11,203	—	44,428
Assets held for sale	—	—	1,324	—	1,324
Total current assets	19,243	1,443,956	459,726	—	1,922,925
Property and equipment, net	11,984	594,437	119,582	—	726,003
Goodwill and other intangible assets, net	—	973,954	126,555	—	1,100,509
Other, net	21,930	29,904	5,793	—	57,627
Intercompany investments and advances	1,987,599	81,542	73,184	(2,142,325)	—
Total assets	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064
Current liabilities:
Current portion of long-term debt	$903	$15,624	$—	$—	$16,527
Accounts payable	12,088	356,236	50,043	—	418,367
Accrued expenses	46,679	467,674	42,752	—	557,105
Liabilities related to assets held for sale	—	—	440	—	440
Total current liabilities	59,670	839,534	93,235	—	992,439
Long-term debt, less current portion	1,380,867	40,890	—	—	1,421,757
Intercompany debt	134,590	1,952,042	524,788	(2,611,420)	—
Accrued pension and other postretirement benefits, noncurrent	6,484	477,403	—	—	483,887
Deferred income taxes and other	8,611	427,724	22,112	—	458,447
Total stockholders' equity	450,534	(613,800)	144,705	469,095	450,534
Total liabilities and stockholders' equity	$2,040,756	$3,123,793	$784,840	$(2,142,325)	$3,807,064

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,076,976	$368,139	$(80,185)	$3,364,930
Operating costs and expenses:
Cost of sales	—	2,717,508	287,597	(80,185)	2,924,920
Selling, general and administrative	78,921	186,563	32,902	—	298,386
Depreciation and amortization	3,099	129,435	17,370	—	149,904
Restructuring	6,233	24,865	—	—	31,098
Loss on divestitures	234,963	379	(41)	—	235,301
	323,216	3,058,750	337,828	(80,185)	3,639,609
Operating loss	(323,216)	18,226	30,311	—	(274,679)
Intercompany interest and charges	(154,100)	145,901	8,199	—	—
Non-service defined benefit income	264	(60,434)	(1,935)	—	(62,105)
Interest expense and other	102,338	17,854	(5,573)	—	114,619
Loss from continuing operations, before income taxes	(271,718)	(85,095)	29,620	—	(327,193)
Income tax (benefit) expense	(220)	(8,920)	3,714	—	(5,426)
Net loss	(271,498)	(76,175)	25,906	—	(321,767)
Other comprehensive (loss) income	(1,252)	(128,639)	10,077	—	(119,814)
Total comprehensive loss	$(272,750)	$(204,814)	$35,983	$—	$(441,581)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME:

	Fiscal year ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,918,508	$360,286	$(79,843)	$3,198,951
Operating costs and expenses:
Cost of sales	—	2,395,961	291,438	(79,843)	2,607,556
Selling, general and administrative	102,733	158,203	31,694	—	292,630
Depreciation and amortization	1,851	139,688	16,829	—	158,368
Restructuring	19,269	15,423	5,377	—	40,069
Loss on divestitures	30,741	—	—	—	30,741
Impairment of intangible asset	—	469,717	65,510	—	535,227
	154,594	3,178,992	410,848	(79,843)	3,664,591
Operating (loss) income	(154,594)	(260,484)	(50,562)	—	(465,640)
Intercompany interest and charges	(159,038)	150,772	8,266	—	—
Non-service defined benefit income	(25,722)	(74,990)	(2,522)	—	(103,234)
Interest expense and other	86,181	11,216	2,045	—	99,442
(Loss) income from continuing operations, before income taxes	(56,015)	(347,482)	(58,351)	—	(461,848)
Income tax (benefit) expense	(17,619)	(34,134)	15,296	—	(36,457)
Net income (loss)	(38,396)	(313,348)	(73,647)	—	(425,391)
Other comprehensive (loss) income	(2,031)	1,810	28,529	—	28,308
Total comprehensive income (loss)	$(40,427)	$(311,538)	$(45,118)	$—	$(397,083)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS):

	Fiscal year ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$3,229,136	$379,960	$(76,297)	$3,532,799
Operating costs and expenses:
Cost of sales	—	2,545,419	305,327	(76,297)	2,774,449
Selling, general and administrative	66,822	186,259	31,920	—	285,001
Depreciation and amortization	1,461	158,757	16,728	—	176,946
Loss on divestiture	19,124	—	—	—	19,124
Restructuring charge	22,196	19,076	905	—	42,177
Impairment charge of intangible asset	—	266,298	—	—	266,298
	109,603	3,175,809	354,880	(76,297)	3,563,995
Operating (loss) income	(109,603)	53,327	25,080	—	(31,196)
Intercompany interest and charges	(183,115)	174,240	8,875	—	—
Non-service defined benefit income	—	(86,603)	(1,482)	—	(88,085)
Interest expense and other	75,483	11,689	(6,671)	—	80,501
Income (loss) from continuing operations, before income taxes	(1,971)	(45,999)	24,358	—	(23,612)
Income tax expense (benefit)	23,729	(8,962)	4,573	—	19,340
Net income (loss)	(25,700)	(37,037)	19,785	—	(42,952)
Other comprehensive loss	5,073	(25,693)	(28,396)	—	(49,016)
Total comprehensive income (loss)	$(20,627)	$(62,730)	$(8,611)	$—	$(91,968)

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(271,498)	$(76,175)	$25,906	$—	$(321,767)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	8,189	(117,699)	38,274	218,583	147,347
Net cash (used in) provided by operating activities	(263,309)	(193,874)	64,180	218,583	(174,420)
Capital expenditures	(784)	(40,965)	(5,350)	—	(47,099)
Proceeds from sale of assets and businesses	—	178,662	68,985	—	247,647
Net cash (used in) provided by investing activities	(784)	137,697	63,635	—	200,548
Net decrease in revolving credit facility	102,113	—	—	—	102,113
Proceeds on issuance of debt	—	—	54,600	—	54,600
Retirements and repayments of debt	(1,380)	(30,345)	(81,700)	—	(113,425)
Payments of deferred financing costs	(1,982)	—	—	—	(1,982)
Dividends paid	(7,971)	—	—	—	(7,971)
Repurchase of restricted shares for minimum tax obligation	(860)	—	—	—	(860)
Intercompany financing and advances	244,321	86,951	(112,689)	(218,583)	—
Net cash used in financing activities	334,241	56,606	(139,789)	(218,583)	32,475
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,615)	—	(1,615)
Net change in cash and cash equivalents	70,148	429	(13,589)	—	56,988
Cash and cash equivalents at beginning of year	44	—	35,775	—	35,819
Cash and cash equivalents at end of year	$70,192	$429	$22,186	$—	$92,807

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net income (loss)	$(38,396)	$(313,348)	$(73,647)	$—	$(425,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(25,181)	93,849	65,048	2,781	136,497
Net cash provided by operating activities	(63,577)	(219,499)	(8,599)	2,781	(288,894)
Capital expenditures	(4,179)	(32,445)	(5,426)	—	(42,050)
Proceeds from sale of assets and businesses	—	82,445	637	—	83,082
Cash used for businesses and intangible assets acquired	—	—	(2,818)	—	(2,818)
Net cash used in investing activities	(4,179)	50,000	(7,607)	—	38,214
Net increase in revolving credit facility	82,888	—	—	—	82,888
Proceeds on issuance of debt	500,000	743	43,500	—	544,243
Retirements and repayments of debt	(314,999)	(23,774)	(48,600)	—	(387,373)
Payments of deferred financing costs	(17,729)	—	—	—	(17,729)
Dividends paid	(7,943)	—	—	—	(7,943)
Repurchase of restricted shares for minimum tax obligation	(483)	—	—	—	(483)
Intercompany financing and advances	(193,876)	168,393	28,264	(2,781)	—
Net cash used in financing activities	47,858	145,362	23,164	(2,781)	213,603
Effect of exchange rate changes on cash and cash equivalents	—	—	3,263	—	3,263
Net change in cash and cash equivalents	(19,898)	(24,137)	10,221	—	(33,814)
Cash and cash equivalents at beginning of year	19,942	24,137	25,554	—	69,633
Cash and cash equivalents at end of year	$44	$—	$35,775	$—	$35,819

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Fiscal year ended March 31, 2017
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(25,700)	$(37,037)	$19,785	$—	$(42,952)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	36,295	260,469	12,443	15,267	324,474
Net cash provided by (used in) operating activities	10,595	223,432	32,228	15,267	281,522
Capital expenditures	(2,281)	(37,436)	(12,115)	—	(51,832)
Proceeds from sale of assets and businesses	45,288	23,316	17,583	—	86,187
Cash used for businesses and intangible assets acquired	—	9	—	—	9
Net cash used in investing activities	43,007	(14,111)	5,468	—	34,364
Net increase in revolving credit facility	(110,000)	—	—	—	(110,000)
Proceeds on issuance of debt	—	—	24,400	—	24,400
Retirements and repayments of debt	(28,473)	(12,871)	(102,800)	—	(144,144)
Payments of deferred financing costs	(14,034)	—	—	—	(14,034)
Dividends paid	(7,927)	—	—	—	(7,927)
Repayment of governmental grant	—	(14,570)	—	—	(14,570)
Repurchase of restricted shares for minimum tax obligation	(182)	—	—	—	(182)
Intercompany financing and advances	125,412	(157,944)	47,799	(15,267)	—
Net cash used in financing activities	(35,204)	(185,385)	(30,601)	(15,267)	(266,457)
Effect of exchange rate changes on cash and cash equivalents	—	—	(780)	—	(780)
Net change in cash and cash equivalents	18,398	23,936	6,315	—	48,649
Cash and cash equivalents at beginning of year	1,544	201	19,239	—	20,984
Cash and cash equivalents at end of year	$19,942	$24,137	$25,554	$—	$69,633

TRIUMPH GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal 2019				Fiscal 2018
	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31 (2)	Mar. 31 (3)
BUSINESS SEGMENT SALES
Integrated Systems	$241,039	$260,717	$252,437	$288,754	$238,136	$233,765	$239,198	$275,252
Aerospace Structures	532,387	528,367	490,337	511,314	483,314	447,771	473,273	550,371
Product Support	66,215	72,199	71,446	73,883	66,433	68,366	68,039	79,075
Inter-segment Elimination	(6,741)	(6,175)	(6,325)	(4,924)	(6,194)	(4,746)	(5,264)	(7,838)
TOTAL SALES	$832,900	$855,108	$807,895	$869,027	$781,689	$745,156	$775,246	$896,860
GROSS PROFIT (1)	$38,742	$107,357	$72,007	$131,239	$113,180	$121,908	$120,229	$140,632
OPERATING INCOME (LOSS)
Integrated Systems	$35,409	$39,866	$39,947	$42,394	$46,982	$41,641	$42,216	$54,562
Aerospace Structures	(79,587)	(22,744)	(49,813)	(264)	(22,488)	(9,052)	(193,155)	(343,469)
Product Support	7,669	11,514	11,421	12,876	8,437	11,233	12,399	13,633
Corporate	(30,039)	(30,637)	(18,488)	(244,203)	(33,899)	(43,851)	(15,666)	(35,163)
TOTAL OPERATING LOSS	$(66,548)	$(2,001)	$(16,933)	$(189,197)	$(968)	$(29)	$(154,206)	$(310,437)

NET LOSS	$(76,534)	$(14,676)	$(30,945)	$(199,612)	$(1,931)	$(5,378)	$(113,252)	$(304,830)

Basic Loss per share	$(1.54)	$(0.30)	$(0.62)	$(4.01)	$(0.04)	$(0.11)	$(2.29)	$(6.16)

Diluted Loss per share	$(1.54)	$(0.30)	$(0.62)	$(4.01)	$(0.04)	$(0.11)	$(2.29)	$(6.16)

*	Difference due to rounding.

(1)	Gross profit includes depreciation.

(2)	Includes impairment of goodwill of $190,227 in Aerospace Structures.

(3)	Includes impairment of goodwill of $345,000 in Aerospace Structures.

TRIUMPH GROUP, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Additions(1)	(Deductions)(2)	Balance at end of year
For year ended March 31, 2019:
Allowance for doubtful accounts receivable	$4,032	(495)	750	(641)	$3,646
For year ended March 31, 2018:
Allowance for doubtful accounts receivable	$4,559	773	(987)	(313)	$4,032
For year ended March 31, 2017:
Allowance for doubtful accounts receivable	$6,492	202	307	(2,442)	$4,559

(1)	Additions consist of trade and other receivable recoveries and miscellaneous adjustments.

(2)	Deductions represent write-offs of related account balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of March 31, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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
Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2019.
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
May 23, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triumph Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Triumph Group, Inc. as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 23, 2019, expressed an unqualified opinion thereon.
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
May 23, 2019

Changes in Internal Control Over Financial Reporting
In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.
We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, or as a result of newly adopted accounting standards, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required for directors is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which shall be filed within 120 days after the end of our fiscal year (the "2019 Proxy Statement"). Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2019 Proxy Statement.
Code of Business Conduct
The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2019 Proxy Statement.
Stockholder Nominations
The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2019 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2019 Proxy Statement.

Item 11.	Executive Compensation
The information required under this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the 2019 Proxy Statement.

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
(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.1.2	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.2	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 26, 2019
4.1	Form of certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.2.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.3	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.3.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.4	Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021	10-K	001-12235	4.12	May 27, 2016
4.5	Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	August 18, 2017
4.6	Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.2	August 18, 2017
4.7	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.3	March 13, 2019
4.8	Description of Securities	#	#	#	#
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.6	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.7	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.8	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.9	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.10	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.11	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
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
		8-K	001-12235	10.1	November 25, 2013
10.13	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.14	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.15	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.16	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.17	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 3, 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.18	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.19	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.20	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.21	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
10.22	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.23	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016	10-Q	001-12235	10.1	November 9, 2016
10.24	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.25	Eighth Amendment to the Third Amended and Restated Credit Agreement, dated May 1, 2017	8-K	001-12235	10.1	May 10, 2017
10.26	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.27	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.35	May 26, 2017
10.28	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.29	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.30	Ninth Amendment to the Third Amended and Restated Credit Agreement, dated July 31, 2017	10-Q	001-12235	10.1	November 8, 2017
10.31	Employment Letter between Triumph Group, Inc. and Peter Wick dated January 20, 2018 *	10-Q	001-12235	10.1	February 7, 2018
10.32	Triumph Group, Inc. 2018 Equity Incentive Plan, effective May 29, 2018*	8-K	001-12235	10.1	June 4, 2018
10.32.1	Amendment to Triumph Group, Inc. 2018 Equity Incentive Plan, effective February 19, 2018*	#	#	#	#
10.32.2	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	#	#	#	#
10.33	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.33.1	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	#	#	#	#
10.34	Tenth Amendment to the Third Amended and Restated Credit Agreement, dated July 19, 2018	8-K	001-12235	10.1	July 20, 2018
10.35	Separation Agreement Triumph Group, Inc. and John B. Wright, dated January 7, 2019*	8-K/A	001-12235	10.1	January 25, 2019
10.36	Separation Agreement Triumph Group, Inc. and Michael Abram, dated January 7, 2019*	8-K/A	001-12235	10.2	January 25, 2019
10.37	Separation Agreement between Triumph Group, Inc. and Thomas Holzthum, dated February 15, 2019*	8-K/A	001-12235	10.1	February 22, 2019
10.38	Employment Letter between Triumph Group, Inc. and Lance Turner, dated September 5, 2017*	#	#	#	#
10.39	Employment Letter between Triumph Group, Inc. and Daniel Ostrosky, dated March 25, 2015, with Addendum dated April 10, 2015*	#	#	#	#
10.40	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	#	#	#	#
10.41	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	#	#	#	#
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
32.2	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
101
The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended March 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018 and 2017; (v) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.
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

TRIUMPH GROUP, INC.
/s/ Daniel J. Crowley
Dated:	May 23, 2019	By:	Daniel J. Crowley President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2019
Daniel J. Crowley
/s/ James F. McCabe, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 23, 2019
James F. McCabe, Jr.
/s/ Thomas A. Quigley III	Vice President and Controller (Principal Accounting Officer)	May 23, 2019
Thomas A. Quigley III
/s/ Ralph E. Eberhart	Chairman and Director	May 23, 2019
Ralph E. Eberhart
/s/ Paul Bourgon	Director	May 23, 2019
Paul Bourgon
/s/ Daniel P. Garton	Director	May 23, 2019
Daniel P. Garton
/s/ Dawne S. Hickton	Director	May 23, 2019
Dawne S. Hickton
/s/ Larry O. Spencer	Director	May 23, 2019
Larry O. Spencer
/s/ William L. Mansfield	Director	May 23, 2019
William L. Mansfield
/s/ Adam J. Palmer	Director	May 23, 2019
Adam J. Palmer
/s/ Joseph M. Silvestri	Director	May 23, 2019
Joseph M. Silvestri