Form 10-K/A
period 2019-03-31
TRIUMPH GROUP INC
filed 2019-05-31
CIK 1021162

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

Explanatory Note
This Form 10-K/A is being filed as an amendment (the "Amendment") to the Annual Report on Form 10-K filed by Triumph Group, Inc. (the "Company") with the Securities and Exchange Commission on May 23, 2019 (the "Original Filing"). This Amendment is being filed to update the table summarizing the Company’s net sales by end market by business segment which was inadvertently not updated on page 34 of the Original Filing, and to make certain other immaterial changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” No other changes are being made to the Original Filing.

PART II

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2019	2018	2017
Net loss (U.S. GAAP measure)	$(321,767)	$(425,391)	$(42,952)
Loss on divestitures	235,301	30,741	19,124
Curtailments, settlements and early retirement incentives	4,032	(25,722)	—
Adoption of ASU 2017-07	87,241	—	—
Amortization of acquired contract liabilities	(67,314)	(125,148)	(121,004)
Depreciation and amortization *	149,904	693,595	443,244
Interest expense and other	114,619	99,442	80,501
Income tax (benefit) expense	(5,426)	(36,457)	19,340
Adjusted EBITDA (non-GAAP measure)	$196,590	$211,060	$398,253
Non-service defined benefit income (excluding settlements)	(66,137)	(77,512)	(88,085)
Adjusted EBITDAP (non-GAAP measure)	$130,453	$133,548	$310,168
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

Fiscal year ended March 31, 2019, compared with fiscal year ended March 31, 2018

	Year Ended March 31,
	2019	2018
	(in thousands)
Net sales	$3,364,930	$3,198,951
Segment operating income (loss)	$48,687	$(337,061)
Corporate expense	(323,366)	(128,579)
Total operating loss	(274,679)	(465,640)
Interest expense and other	114,619	99,442
Non-service defined benefit income	(62,105)	(103,234)
Income tax benefit	(5,426)	(36,457)
Net loss	$(321,767)	$(425,391)

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
Business Segment Performance
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures, and Product Support. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources.
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

	Year Ended March 31,
	2019	2018	2017
Integrated Systems
Commercial aerospace	16.2%	16.6%	15.1%
Military	10.9	10.6	10.2
Business Jets	1.9	1.7	1.7
Regional	0.9	1.0	1.0
Non-aviation	0.8	0.8	1.0
Total Integrated Systems net sales	30.7%	30.7%	29.0%
Aerospace Structures
Commercial aerospace	30.4%	33.9%	34.6%
Military	7.1	8.6	10.2
Business Jets	21.7	16.8	15.6
Regional	1.1	0.7	0.5
Non-aviation	0.8	0.7	0.4
Total Aerospace Structures net sales	61.1%	60.7%	61.3%
Product Support
Commercial aerospace	6.3%	7.2%	7.5%
Military	1.3	0.9	1.5
Regional	0.5	0.5	0.7
Non-aviation	—	—	—
Total Product Support net sales	8.2%	8.6%	9.7%
Total Consolidated net sales	100.0%	100.0%	100.0%

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

Business Segment Performance—Fiscal year ended March 31, 2018, compared with fiscal year ended March 31, 2017

	Year Ended March 31,		% Change	% of Total Sales
	2018	2017		2018	2017
	(in thousands)
NET SALES
Integrated Systems	$986,351	$1,040,805	(5.2)%	30.9%	29.5%
Aerospace Structures	1,954,729	2,172,768	(10.0)%	61.2%	61.5%
Product Support	281,913	338,325	(16.7)%	8.8%	9.6%
Elimination of inter-segment sales	(24,042)	(19,099)	25.9%	(0.9)%	(0.6)%
Total net sales	$3,198,951	$3,532,799	(9.4)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$185,401	$200,209	(7.4)%	18.8%	19.2%
Aerospace Structures	(568,164)	(177,489)	N/M	(29.1)%	(8.2)%
Product Support	45,702	55,801	(18.1)%	16.2%	16.5%
Corporate	(128,579)	(109,717)	17.2%	n/a	n/a
Total segment operating income (loss)	$(465,640)	$(31,196)	1,392.6%	(14.6)%	(0.9)%

	Year Ended March 31,		% Change	% of Segment Sales
	2018	2017		2018	2017
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$183,094	$203,781	(10.2)%	18.6%	19.6%
Aerospace Structures	(6,006)	130,681	N/M	(0.3)%	6.0%
Product Support	52,446	64,838	(19.1)%	18.6%	19.2%
Corporate	(95,986)	(89,132)	7.7%	n/a	n/a
	$133,548	$310,168	(56.9)%	4.2%	8.8%

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
Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal (1)	$1,501,992	$8,201	$682,693	$303,441	$507,657
Debt-interest (2)	322,916	73,789	137,565	85,721	25,841
Operating leases	108,727	21,543	32,910	19,446	34,828
Purchase obligations	1,489,635	1,096,198	376,922	1,803	14,712
Total	$3,423,270	$1,199,731	$1,230,090	$410,411	$583,038
_______________________________________________

(1)	The maturities of the Term Loan reflected above are based on the maturities dates prior to the May 2017 amendment to the Credit Facility.

(2)	Includes fixed-rate interest only.
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

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2019, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2019	$2,234,734	$109,455
Plan assets at March 31, 2019	1,796,111	—
Projected contributions by fiscal year
2020	—	10,881
2021	33,100	10,575
2022	53,900	10,104
2023	54,500	9,558
2024	43,600	9,087
Total 2020 - 2024	$185,100	$50,205
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
For the fiscal year ended March 31, 2019, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, operating loss, net loss and loss per share by approximately $7.9 million, $(68.7) million, $(68.7) million and $(1.38), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2019, included gross favorable adjustments of approximately $46.1 million and gross unfavorable adjustments of approximately $114.8 million. These cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87.2 million due to a change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
For the fiscal year ended March 31, 2018, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and decreased loss per share by approximately $19.7 million, $13.5 million and $0.27, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2018, included gross favorable adjustments of approximately $85.8 million and gross unfavorable adjustments of approximately $66.2 million.
For the fiscal year ended March 31, 2017, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and loss per share by approximately $57.2 million, $52.6 million and $1.07, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2017, included gross favorable adjustments of approximately $163.3 million and gross unfavorable adjustments of approximately $106.1 million, which includes a reduction to the previously recognized forward losses of $131.4 million for the 747-8 program.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules

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

Date:	May 31, 2019	TRIUMPH GROUP, INC.

		By:	/s/ Thomas A. Quigley, III
Thomas A. Quigley, III
Vice President and Controller