Form 10-Q
period 2019-06-30
TRIUMPH GROUP INC
filed 2019-08-05
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Common Stock, par value $0.001 per share, 50,059,308 shares outstanding as of August 2, 2019.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2019	March 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,927	$92,807
Trade and other receivables, less allowance for doubtful accounts of $4,315 and $3,646	331,509	373,590
Contract assets	323,869	326,667
Inventory, net	470,448	413,560
Prepaid expenses and other current assets	23,907	34,446
Total current assets	1,178,660	1,241,070
Property and equipment, net	515,212	543,710
Goodwill	581,631	583,225
Intangible assets, net	418,494	430,954
Other, net	129,269	55,615
Total assets	$2,823,266	$2,854,574
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$8,150	$8,201
Accounts payable	426,587	433,783
Contract liabilities	309,985	293,719
Accrued expenses	225,666	239,572
Total current liabilities	970,388	975,275
Long-term debt, less current portion	1,427,419	1,480,620
Accrued pension and other postretirement benefits	522,916	540,479
Deferred income taxes	10,989	6,964
Other noncurrent liabilities	449,473	424,549
Stockholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 50,005,153 and 49,887,268 shares outstanding	52	52
Capital in excess of par value	859,280	867,545
Treasury stock, at cost, 2,455,767 and 2,573,652 shares	(149,767)	(159,154)
Accumulated other comprehensive loss	(489,277)	(487,684)
Accumulated deficit	(778,207)	(794,072)
Total stockholders’ deficit	(557,919)	(573,313)
Total liabilities and stockholders’ deficit	$2,823,266	$2,854,574

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2019	2018

Net sales	$730,231	$832,900
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	582,233	770,214
Selling, general and administrative	62,337	81,656
Depreciation and amortization	44,050	38,812
Restructuring costs	2,964	4,047
Loss on divestitures	3,136	4,719
	694,720	899,448
Operating income (loss)	35,511	(66,548)
Non-service defined benefit income	(14,875)	(16,538)
Interest expense and other	27,491	25,493
Income (loss) before income taxes	22,895	(75,503)
Income tax expense	4,807	1,031
Net income (loss)	$18,088	$(76,534)

Earnings (loss) per share—basic:	$0.36	$(1.54)

Weighted average common shares outstanding—basic	49,854	49,552

Earnings (loss) per share—diluted:	$0.36	$(1.54)

Weighted average common shares outstanding—diluted	50,295	49,552

Dividends declared and paid per common share	$0.04	$0.04

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018

Net income (loss)	$18,088	$(76,534)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,683)	(14,524)
Defined benefit pension plans and other postretirement benefits:
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 for the three months ended	2,851	1,676
Recognized prior service credits, net of taxes of $0 for the three months ended	(1,442)	(2,075)
Total defined benefit pension plans and other postretirement benefits (expense), net of taxes	1,409	(399)
Cash flow hedges:
Unrealized gain (loss) arising during period, net of tax of $0 and $125 for the three months ended	95	(965)
Reclassification of loss included in net earnings, net of tax of $0 and $35 for the three months ended	(414)	(70)
Net unrealized loss on cash flow hedges, net of tax	(319)	(1,035)
Total other comprehensive loss	(1,593)	(15,958)
Total comprehensive income (loss)	$16,495	$(92,492)

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(dollars in thousands)
(unaudited)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(487,684)	$(794,072)	$(573,313)
Net income	—	—	—	—	—	18,088	18,088
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	1,409	—	1,409
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of restricted shares for minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
Balance, June 30, 2019	50,005,153	$52	$859,280	$(149,767)	$(489,277)	$(778,207)	$(557,919)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance, March 31, 2018	49,669,848	$51	$851,280	$(179,082)	$(367,870)	$146,155	$450,534
Net loss	—	—	—	—	—	(76,534)	(76,534)
Adoption of ASC 606	—	—	—	—	—	(584,951)	(584,951)
Foreign currency translation adjustment	—	—	—	—	(14,524)	—	(14,524)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $160	—	—	—	—	(1,035)	—	(1,035)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,988)	(1,988)
Share-based compensation	102,248	—	(84)	2,548	—	—	2,464
Repurchase of restricted shares for minimum tax obligation	(23,756)	—	—	(532)	—	—	(532)
Employee stock purchase plan	16,020	—	(644)	1,028	—	—	384
Balance, June 30, 2018	49,764,360	$51	$850,552	$(176,038)	$(383,828)	$(517,318)	$(226,581)

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,
	2019	2018

Operating Activities
Net income (loss)	$18,088	$(76,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,050	38,812
Amortization of acquired contract liabilities	(16,939)	(17,234)
Loss on divestitures	3,136	4,719
Other amortization included in interest expense	1,958	1,887
Provision for (recovery of) doubtful accounts receivable	671	(14)
Benefit for deferred income taxes	3,307	—
Employee stock-based compensation	2,426	2,462
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	41,247	27,598
Contract assets	2,767	(23,221)
Inventories	(56,623)	(30,833)
Prepaid expenses and other current assets	12,721	3,898
Accounts payable, accrued expenses and contract liabilities	(35,426)	23,341
Accrued pension and other postretirement benefits	(15,792)	(18,691)
Other	(573)	(1,904)
Net cash provided by (used in) operating activities	5,018	(65,714)
Investing Activities
Capital expenditures	(8,090)	(12,200)
(Payments on) proceeds from sale of assets	(2,570)	664
Net cash used in investing activities	(10,660)	(11,536)
Financing Activities
Net (decrease) increase in revolving credit facility	(30,000)	113,186
Proceeds from issuance of long-term debt and finance leases	5,600	19,046
Repayment of debt and finance lease obligations	(30,572)	(53,762)
Payment of deferred financing costs	(104)	(64)
Dividends paid	(1,998)	(1,988)
Repurchase of restricted shares for minimum tax obligation	(1,043)	(532)
Net cash (used in) provided by financing activities	(58,117)	75,886
Effect of exchange rate changes on cash	(121)	(1,400)
Net change in cash	(63,880)	(2,764)
Cash and cash equivalents at beginning of period	92,807	35,819
Cash and cash equivalents at end of period	$28,927	$33,055

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2019 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2019.

The Company designs, engineers, manufactures, repairs and overhauls a broad portfolio of aerostructures, aircraft components, accessories, subassemblies, and systems. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers of commercial, regional, business, and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers. Triumph and its subsidiaries are organized based on the products and services that they provide. Under this organizational structure, the Company has three reportable segments: Integrated Systems, Aerospace Structures, and Product Support.
Integrated Systems consists of the Company’s operations that provide integrated solutions, including design, development, and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls.
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings; wing boxes; fuselage panels; horizontal and vertical tails; subassemblies such as floor grids; and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including: super plastic titanium forming, aluminum and titanium chemical milling, surface treatments, and integrated testing and certification services.
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
Standards Recently Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets.  The Company adopted the standard as of April 1, 2019, using the modified retrospective approach and applying the standard’s transition provisions at the adoption date. Reporting periods beginning on

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

or after April 1, 2019, are presented in accordance with Accounting Standards Codification ("ASC") 842, Leases. Prior periods have not been adjusted and continue to be reported in accordance with previous accounting standards. We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.
Adoption of the new standard resulted in the recognition of operating lease ROU assets and lease liabilities of $76,444 and $84,663, respectively, with the difference due to prepaid and deferred rent that were reclassified to the ROU asset value. An adjustment to opening retained earnings of $225 was also recognized. The standard did not materially affect our consolidated net income or cash flows. See Note 5 for further details.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within AOCI to retained earnings. We adopted the provisions of this ASU in the first quarter of 2018 and elected not to reclassify the income tax effects of U.S. tax reform from items in accumulated other comprehensive income.
Standards Issued Not Yet Implemented
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the effect that ASU 2018-13 will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2018-14 will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.
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
Management identifies the promises to the customer. Promises are generally explicitly stated in each contract, but management also evaluates whether any promises are implied based on the terms of the agreement, past business practice, or other facts and circumstances. Each promise is evaluated to determine if it is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service. The Company considers a number of factors when determining whether a promise is contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for original equipment manufacturers (OEMs).
The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. Typically, the transaction price consists solely of fixed consideration but may include variable consideration for contractual provisions such as unpriced contract modifications, cost-sharing provisions, and other receipts or payments to customers. The Company identifies and estimates variable consideration, typically at the most likely amount the Company expects to receive from its customers. Variable consideration is only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for the contract will not occur, or when the uncertainty associated with the variable consideration is resolved. The Company's contracts with customers generally require payment under normal commercial terms after delivery with payment typically required within 30 to 120 days of delivery. However, a subset of the Company’s current contracts includes significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. For these contracts, the Company adjusts the transaction price to reflect the effects of the time value of money.
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
For the three months ended June 30, 2019, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, decreased net sales, operating income, net income, and earnings per share by approximately $(1,149), $(4,967), $(3,924) and $(0.08), net of tax, respectively. For the three months ended June 30, 2018, cumulative catch-up adjustments from changes in estimates decreased net sales, operating loss, net loss and loss per share by approximately $(6,423), $(3,626), $(3,626) and $(0.07), net of tax, respectively. These cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
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
The portion of the Company's revenue resulting from transactions other than contracts with customers pertains to the non-cash amortization of acquired contract liabilities that were recognized as fair value adjustments through purchase accounting from various acquisitions.
Leases
The Company leases office space, manufacturing facilities, land, vehicles, and equipment. The Company determines if an agreement is or contains a lease at the lease inception date and recognizes right-of-use assets and lease liabilities at the lease commencement date. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases).
ROU assets represent the Company's right to use an underlying asset during the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. Both finance and operating lease ROU assets and liabilities are recognized

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company's leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives.
For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, lease expense comprises the amortization of the ROU assets recognized on a straight-line basis generally over the shorter of the lease term or the estimated useful life of the underlying asset and interest on the lease liability. Variable lease payments not dependent on a rate or index are recognized when the event, activity, or circumstance in the lease agreement upon which those payments are contingent is probable of occurring and are presented in the same line of the consolidated balance sheet as the rent expense arising from fixed payments. The Company has lease agreements with lease and non-lease components. Non-lease components are combined with the related lease components and accounted for as lease components for all classes of underlying assets.
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 14% and 18% of total trade accounts receivable as of June 30, 2019 and March 31, 2019, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 12% and 11% of total trade accounts receivable as of June 30, 2019 and March 31, 2019, respectively. Trade accounts receivable from Bombardier Inc. ("Bombardier") represented approximately 13% and 13% as of June 30, 2019 and March 31, 2019, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the three months ended June 30, 2019, were $245,315, or 34% of net sales, of which $55,785, $184,282, and $5,248 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the three months ended June 30, 2018, were $274,296, or 33% of net sales, of which $51,593, $219,461 and $3,242 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the three months ended June 30, 2019, were $102,315, or 14% of net sales, of which $626, $101,459, and $230 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the three months ended June 30, 2018, were $90,771, or 11% of net sales, of which $595, $90,128, and $48 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.
Intangible Assets
The components of intangible assets, net, are as follows:

	June 30, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.7	$550,584	$(253,379)	$297,205
Product rights, technology and licenses	11.4	54,758	(44,512)	10,246
Non-compete agreements and other	16.3	2,656	(1,082)	1,574
Tradenames	10.0	150,000	(40,531)	109,469
Total intangibles, net		$757,998	$(339,504)	$418,494

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.7	$551,093	$(245,626)	$305,467
Product rights, technology and licenses	11.4	54,850	(43,978)	10,872
Non-compete agreements and other	16.7	2,656	(1,041)	1,615
Tradenames	10.0	150,000	(37,000)	113,000
Total intangibles, net		$758,599	$(327,645)	$430,954

Amortization expense for the three months ended June 30, 2019 and 2018, was $12,083 and $13,233, respectively. Significant changes in expected cash flows generated by long-lived assets could result in the recognition of impairment losses; no such changes or losses were identified as of June 30, 2019.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to twenty years. The warranty reserves as of June 30, 2019 and March 31, 2019, were $61,035 and $58,395, respectively.
Supplemental Cash Flow Information
The Company made income tax payments, net of refunds of $1,280 during the three months ended June 30, 2019. The Company received income tax refunds, net of payments of $7,715 during the three months ended June 30, 2018.
As of June 30, 2019, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In March 2019, the Company sold all of the shares of Triumph Structures – Kansas City, Inc.; Triumph Structures – Wichita, Inc.; Triumph Gear Systems – Toronto; ULC; and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"). Total cash proceeds net of transaction costs for the sale of Machining was approximately $43,000. A portion of the proceeds associated with the sale of Machining included consideration in the form of a note receivable of $10,000. Upon closing, the Company recognized a loss of approximately $116,000. An additional loss of approximately $3,000 was recognized during the three months ended June 30, 2019, as a result of working capital adjustments and is presented within loss on divestitures on the accompanying condensed consolidated statements of operations.
In March 2019, the Company sold all of the shares of (i) Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), and (ii) Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Total cash

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

proceeds net of transaction costs for the sales of Fabrications and NAAS were approximately $133,000 and $18,000, respectively. As a result of the sales of Fabrications, the Company recognized a gain of approximately $54,000. The sale of NAAS resulted in an immaterial gain.
In February 2019, the Company transitioned responsibility for the Global 7500 wing program manufacturing operations of Aerospace Structures to Bombardier at which point Bombardier assumed the program’s assets and obligations. As a result of this transfer, the Company recognized a loss of approximately $169,000. The Company continues to provide transition services related to infrastructure support reducing in scope over the next several months, as well as a lease of the building in Red Oak, Texas, dedicated to the manufacturer of the Global 7500 wing to Bombardier.
In May 2018, the Company entered into a definitive agreement to divest Triumph Structures - Los Angeles, Inc. ("TS-LA") and Triumph Processing, Inc. ("TPI") for combined cash proceeds net of transactions costs of approximately $37,000 and a note receivable of $7,000. At that time, the Company recorded a loss on assets held for sale of $4,719. The transaction closed in August 2018, and upon final sale the Company recorded an additional loss of $7,663, bringing the total loss on divestiture to $12,382. The note receivable was collected in October 2018.
4.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 13, Segments.
The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Integrated Systems	Aerospace Structures	Product Support	Total
Satisfied over time	$72,304	$372,237	$56,938	$501,479
Satisfied at a point in time	170,628	36,412	4,773	211,813
Revenue from contracts with customers	242,932	408,649	61,711	713,292
Amortization of acquired contract liabilities	8,125	8,814	—	16,939
Total revenue	$251,057	$417,463	$61,711	$730,231

	Three Months Ended June 30, 2018
Satisfied over time	$64,359	$453,279	$59,425	$577,063
Satisfied at a point in time	165,178	68,684	4,741	238,603
Revenue from contracts with customers	229,537	521,963	64,166	815,666
Amortization of acquired contract liabilities	8,849	8,385	—	17,234
Total revenue	$238,386	$530,348	$64,166	$832,900

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2019:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2019
	Integrated Systems	Aerospace Structures	Product Support	Total
Commercial aerospace	$128,420	$229,640	$46,899	$404,959
Military	84,065	27,600	11,292	122,957
Business jets	15,707	121,149	440	137,296
Regional	7,322	30,255	3,051	40,628
Non-aviation	7,418	5	29	7,452
Revenue from contracts with customers	242,932	408,649	61,711	713,292
Amortization of acquired contract liabilities	8,125	8,814	—	16,939
Total revenue	$251,057	$417,463	$61,711	$730,231

	Three Months Ended June 30, 2018
Commercial aerospace	$120,576	$282,164	$49,468	$452,208
Military	82,693	57,922	9,385	150,000
Business jets	12,836	167,447	1,395	181,678
Regional	6,617	6,402	3,918	16,937
Non-aviation	6,815	8,028	—	14,843
Revenue from contracts with customers	229,537	521,963	64,166	815,666
Amortization of acquired contract liabilities	8,849	8,385	—	17,234
Total revenue	$238,386	$530,348	$64,166	$832,900

Contract Assets and Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company performs ongoing evaluations of the potential impairment of its contract assets based on prior experience and specific matters when they arise. No impairments to contract assets were recorded for the period ended June 30, 2019.
Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.
Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2019	March 31, 2019	Change
Contract assets	$358,497	$326,667	$31,830
Contract liabilities	(450,837)	(450,051)	(786)
Net contract liability	$(92,340)	$(123,384)	$31,044

The Company recorded reductions to revenue due changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $(1,149). The increase in contract liabilities reflects the receipt of additional customer advances in excess of revenue recognized during the period. For the period ended June 30, 2019, the Company recognized $28,507 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of June 30, 2019 and March 31, 2019, were $34,628 and $34,185, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of June 30, 2019 and March 31, 2019, were $140,852 and $156,332, respectively.
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
As of June 30, 2019, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,275,887	$2,134,556	$1,379,910	$309,508	$451,913

5.    LEASES
The components of lease expense for the three months ended June 30, 2019, are disclosed in the table below.

Lease cost	Financial Statement Classification	Three Months Ended June 30, 2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$6,502
Variable lease cost	Cost of sales or Selling, general and administrative expense	1,842

Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	1,349
Interest on lease liability	Interest expense and other	170
Total lease cost (1)		$9,863

(1) Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental cash flow information for the three months ended June 30, 2019, is disclosed in the table below.

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,849
Operating cash flows used in finance leases	171
Financing cash flows used in finance leases	2,673

ROU assets obtained in exchange for lease liabilities
Operating leases	$1,831
Finance leases	767

Supplemental balance sheet information related to leases as of June 30, 2019, is disclosed in the table below.

Leases	Classification	June 30, 2019
Assets
Operating lease ROU assets	Other, net	$73,643

Finance lease ROU assets, cost	Property and equipment, net	54,216
Accumulated amortization	Property and equipment, net	(22,532)
Finance lease ROU assets, net		31,684
Total lease assets		$105,327

Liabilities
Current
Operating	Accrued expenses	$15,718
Finance	Current portion of long-term debt	8,150
Non-current
Operating	Other noncurrent liabilities	67,895
Finance	Long-term debt, less current portion	21,238
Total lease liabilities		$113,001

Information related to lease terms and discount rates as of June 30, 2019, is disclosed in the table below:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.6
Finance leases	6.5

Weighted average discount rate
Operating leases	6.4%
Finance leases	5.6%

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The maturity of the Company's lease liabilities as of June 30, 2019, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2020 (remaining of year)	$16,206	$7,196	$23,402
FY2021	16,451	8,915	25,366
FY2022	14,978	5,911	20,889
FY2023	11,647	2,861	14,508
FY2024	9,023	2,110	11,133
Thereafter	38,100	11,263	49,363
Total lease payments	106,405	38,256	144,661
Less: Imputed interest	(22,792)	(8,868)	(31,660)
Total lease liabilities	$83,613	$29,388	$113,001

6.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2019	March 31, 2019
Raw materials	$38,868	$35,883
Work-in-process, including manufactured and purchased components	320,147	277,996
Finished goods	53,643	42,399
Rotable assets	57,790	57,282
Total inventories	$470,448	$413,560

7.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2019	March 31, 2019

Revolving line of credit	$185,000	$215,000
Receivable securitization facility	58,400	80,700
Capital leases	29,388	31,292
Senior notes due 2021	375,000	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(12,219)	(13,171)
	1,435,569	1,488,821
Less: Current portion	8,150	8,201
	$1,427,419	$1,480,620

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Revolving Credit Facility
In July 2018, the Company, its subsidiary co-borrowers and guarantors entered into a Tenth Amendment to the Credit Agreement (the “Tenth Amendment” and the existing Credit Agreement as amended by the Tenth Amendment, the "Credit Agreement") and with the Administrative Agent and the Lenders party thereto. Among other things, the Tenth Amendment modifies certain financial covenants and other terms and lowered the capacity to $700,000 as a result of certain asset sales occurring in the fiscal year ended March 31, 2019. The Tenth Amendment also adds an additional mandatory prepayment provision requiring that the Company prepay the outstanding revolving credit loans as set forth in the Tenth Amendment.
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
Pursuant to the Credit Agreement, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $700,000 outstanding at any time. The Credit Agreement bears interest at either: (i) London Interbank Offered Rate ("LIBOR") plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In addition, the Company is required to pay a commitment fee of 0.50% on the unused portion of the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries.
At June 30, 2019, there were $185,000 in borrowings and $23,897 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2019, there were $215,000 in outstanding borrowings and $30,773 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of June 30, 2019, the Company had borrowing capacity under this agreement of $491,103 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
Receivables Securitization Facility
In November 2017, the Company amended its receivable securitization facility (the "Securitization Facility") decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of June 30, 2019, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.

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

	June 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,435,569	$1,430,330	$1,488,821	$1,568,037

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.
The Company made interest payments of $12,896 and $12,734 for the three months ended June 30, 2019 and 2018, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2019	2018
Weighted average common shares outstanding – basic	49,854	49,552
Net effect of dilutive stock options and non-vested stock (1)	441	—
Weighted average common shares outstanding – diluted	50,295	49,552

(1)    For the three months ended June 30, 2019 and 2018, shares of 7 and 206, respectively, could potentially dilute EPS in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive.

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
The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense and are not significant.

As of June 30, 2019 and March 31, 2019, the total amount of unrecognized tax benefits was $19,346 and $19,152, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of June 30, 2019, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2020 as well as the Company's income in future periods.
The effective income tax rate for the three months ended June 30, 2019, was 21.0% as compared with (1.4)% for the three months ended June 30, 2018. For the three months ended June 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of June 30, 2019, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the period ended June 16, 2010 and after, related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
10.    GOODWILL

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2019 through June 30, 2019:

	Integrated Systems	Product Support	Total
Balance, March 31, 2019	$517,104	$66,121	$583,225
Effect of exchange rate changes	(1,594)	—	(1,594)
Balance, June 30, 2019	$515,510	$66,121	$581,631

As of June 30, 2019 and March 31, 2019, Aerospace Structures had goodwill of $1,246,454, which was fully impaired.

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company sponsors several defined benefit pension plans covering some of its employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. government regulations (and for non-U.S. plans, acceptable under local regulations), by making payments into a separate trust.
In addition to the defined benefit pension plans, the Company provides certain healthcare and life insurance benefits for eligible retired employees. Such benefits are unfunded. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Election to participate for some employees must be made at the date of retirement. Qualifying dependents at the date of retirement may also be eligible for medical coverage. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees. From time to time, changes have been made to the benefits provided to various groups of plan participants. Premiums charged to most retirees for medical coverage prior to age 65 are based on years of service and are adjusted annually for changes in the cost of the plans as determined by an independent actuary. In addition to this medical inflation cost-sharing feature, the plans also have provisions for deductibles, co-payments, coinsurance percentages, out-of-pocket limits, schedules of reasonable fees, preferred provider networks, coordination of benefits with other plans and a Medicare carve-out.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2019	2018
Components of net periodic benefit costs:
Service cost	$581	$830
Interest cost	18,661	19,921
Expected return on plan assets	(35,739)	(37,107)
Amortization of prior service credits	(278)	(907)
Amortization of net loss	5,359	4,180
Net periodic benefit income	$(11,416)	$(13,083)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2019	2018
Components of net periodic benefit costs:
Service cost	$44	$57
Interest cost	863	1,010
Amortization of prior service credits	(1,164)	(1,164)
Amortization of gain	(2,442)	(2,463)
Net periodic benefit income	$(2,699)	$(2,560)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three months ended June 30, 2019 and 2018, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total (1)
Balance, March 31, 2019	(48,606)	(1,130)	(437,948)	(487,684)
AOCI before reclassifications	(2,683)	95	—	(2,588)
Amounts reclassified from AOCI	—	(414)	1,409	995
Net current period AOCI	$(2,683)	$(319)	$1,409	$(1,593)
Balance, June 30, 2019	$(51,289)	$(1,449)	$(436,539)	$(489,277)

Balance, March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(14,524)	(965)	—	(15,489)
Amounts reclassified from AOCI	—	(70)	(399)	(469)
Net current period AOCI	(14,524)	(1,035)	(399)	(15,958)
Balance, June 30, 2018	$(73,207)	$(913)	$(309,708)	$(383,828)
(1) Net of tax.

13.     SEGMENTS
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
Selected financial information for each reportable segment is as follows:

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales:
Integrated Systems	$252,226	$241,039
Aerospace Structures	419,178	532,387
Product Support	61,756	66,215
Elimination of inter-segment sales	(2,929)	(6,741)
	$730,231	$832,900

Income (loss) before income taxes:
Operating income (loss):
Integrated Systems	$34,772	$35,409
Aerospace Structures	12,283	(79,587)
Product Support	9,276	7,669
Corporate	(18,394)	(27,577)
Share-based compensation expense	(2,426)	(2,462)
	35,511	(66,548)
Non-service defined benefit income	(14,875)	(16,538)
Interest expense and other	27,491	25,493
	$22,895	$(75,503)

Depreciation and amortization:
Integrated Systems	$7,067	$7,555
Aerospace Structures	35,059	28,920
Product Support	1,090	1,670
Corporate	834	667
	$44,050	$38,812

Amortization of acquired contract liabilities, net:
Integrated Systems	$8,125	$8,849
Aerospace Structures	8,814	8,385
	$16,939	$17,234

Adjusted EBITDAP:
Integrated Systems	$33,714	$34,115
Aerospace Structures	38,528	28,189
Product Support	10,366	9,339
Corporate & share-based compensation	(16,850)	(24,653)
	$65,758	$46,990

Capital expenditures:
Integrated Systems	$2,851	$1,609
Aerospace Structures	3,973	10,138
Product Support	1,033	348
Corporate	233	105
	$8,090	$12,200

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2019	3/31/2019
Total Assets:
Integrated Systems	$1,259,117	$1,215,350
Aerospace Structures	1,239,484	1,257,039
Product Support	273,714	271,813
Corporate	50,951	110,372
	$2,823,266	$2,854,574
During the three months ended June 30, 2019 and 2018, the Company had international sales of $175,340 and $226,571, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2021 Notes, the 2022 Notes and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2021 Notes, the 2022 Notes and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements, including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of June 30, 2019 and March 31, 2019, condensed consolidating statements of comprehensive income for the three months ended June 30, 2019 and 2018, and condensed consolidating statements of cash flows for the three months ended June 30, 2019 and 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$6,825	$10	$22,092	$—	$28,927
Trade and other receivables, net	11,593	102,306	217,610	—	331,509
Contract assets	—	319,742	4,127	—	323,869
Inventories	—	389,958	80,490	—	470,448
Prepaid expenses and other	10,485	7,977	5,445	—	23,907
Total current assets	28,903	819,993	329,764	—	1,178,660
Property and equipment, net	11,163	422,697	81,352	—	515,212
Goodwill and other intangible assets, net	—	900,689	99,436	—	1,000,125
Other, net	23,079	74,200	31,990	—	129,269
Intercompany investments and advances	1,219,331	150,673	85,836	(1,455,840)	—
Total assets	$1,282,476	$2,368,252	$628,378	$(1,455,840)	$2,823,266

Current liabilities:
Current portion of long-term debt	$2,153	$5,997	$—	$—	$8,150
Accounts payable	4,648	390,559	31,380	—	426,587
Accrued expenses	49,987	455,749	29,915	—	535,651
Total current liabilities	56,788	852,305	61,295	—	970,388
Long-term debt, less current portion	1,417,595	9,824	—	—	1,427,419
Intercompany advances	342,132	1,961,427	350,645	(2,654,204)	—
Accrued pension and other postretirement benefits, noncurrent	6,090	516,826	—	—	522,916
Deferred income taxes and other	17,790	408,416	34,256	—	460,462
Total stockholders’ (deficit) equity	(557,919)	(1,380,546)	182,182	1,198,364	(557,919)
Total liabilities and stockholders’ (deficit) equity	$1,282,476	$2,368,252	$628,378	$(1,455,840)	$2,823,266

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$70,192	$429	$22,186	$—	$92,807
Trade and other receivables, net	10,150	123,153	240,287	—	373,590
Contract assets	—	322,698	3,969	—	326,667
Inventories	—	339,038	74,522	—	413,560
Prepaid expenses and other	22,152	7,611	4,683	—	34,446
Total current assets	102,494	792,929	345,647	—	1,241,070
Property and equipment, net	11,276	449,489	82,945	—	543,710
Goodwill and other intangible assets, net	—	912,279	101,900	—	1,014,179
Other, net	14,630	34,664	6,321	—	55,615
Intercompany investments and advances	1,112,100	230,437	88,697	(1,431,234)	—
Total assets	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574

Current liabilities:
Current portion of long-term debt	$1,904	$6,297	$—	$—	$8,201
Accounts payable	6,571	396,542	30,670	—	433,783
Accrued expenses	58,301	445,542	29,448	—	533,291
Total current liabilities	66,776	848,381	60,118	—	975,275
Long-term debt, less current portion	1,469,543	11,077	—	—	1,480,620
Intercompany advances	262,718	2,017,003	372,888	(2,652,609)	—
Accrued pension and other postretirement benefits, noncurrent	6,067	534,412	—	—	540,479
Deferred income taxes and other	8,709	408,838	13,966	—	431,513
Total stockholders’ (deficit) equity	(573,313)	(1,399,913)	178,538	1,221,375	(573,313)
Total liabilities and stockholders’ (deficit) equity	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$675,030	$75,042	$(19,841)	$730,231

Operating costs and expenses:
Cost of sales	—	543,147	58,927	(19,841)	582,233
Selling, general and administrative	16,258	39,134	6,945	—	62,337
Depreciation and amortization	834	40,401	2,815	—	44,050
Restructuring costs	540	2,424	—	—	2,964
Loss on divestitures	3,136	—	—	—	3,136
	20,768	625,106	68,687	(19,841)	694,720
Operating (loss) income	(20,768)	49,924	6,355	—	35,511
Intercompany interest and charges	(35,503)	33,754	1,749	—	—
Non-service defined benefit income	—	(14,372)	(503)	—	(14,875)
Interest expense and other	23,214	5,306	(1,029)	—	27,491
(Loss) income before income taxes	(8,479)	25,236	6,138	—	22,895
Income tax (benefit) expense	(2,609)	6,442	974	—	4,807
Net (loss) income	(5,870)	18,794	5,164	—	18,088
Other comprehensive loss	(319)	1,497	(2,771)	—	(1,593)
Total comprehensive (loss) income	$(6,189)	$20,291	$2,393	$—	$16,495

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$764,895	$88,140	$(20,135)	$832,900

Operating costs and expenses:
Cost of sales	—	716,921	73,428	(20,135)	770,214
Selling, general and administrative	24,560	49,182	7,914	—	81,656
Depreciation and amortization	667	33,917	4,228	—	38,812
Restructuring costs	—	4,047	—	—	4,047
Loss on divestiture and assets held for sale	4,719	—	—	—	4,719
	29,946	804,067	85,570	(20,135)	899,448
Operating (loss) income	(29,946)	(39,172)	2,570	—	(66,548)
Intercompany interest and charges	(40,219)	38,075	2,144	—	—
Non-service defined benefit income	—	(16,188)	(350)	—	(16,538)
Interest expense and other	23,555	4,018	(2,080)	—	25,493
(Loss) income before income taxes	(13,282)	(65,077)	2,856	—	(75,503)
Income tax expense (benefit)	24,482	(24,351)	900	—	1,031
Net (loss) income	(37,764)	(40,726)	1,956	—	(76,534)
Other comprehensive loss	(1,035)	(399)	(14,524)	—	(15,958)
Total comprehensive loss	$(38,799)	$(41,125)	$(12,568)	$—	$(92,492)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(5,870)	$18,794	$5,164	$—	$18,088

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(31,298)	6,740	11,488	—	(13,070)
Net cash (used in) provided by operating activities	(37,168)	25,534	16,652	—	5,018
Capital expenditures	(232)	(6,584)	(1,274)		(8,090)
(Payments on) proceeds from sale of assets	(2,794)	46	178	—	(2,570)
Net cash (used in) provided by investing activities	(3,026)	(6,538)	(1,096)	—	(10,660)
Net increase in revolving credit facility	(30,000)	—	—	—	(30,000)
Proceeds on issuance of debt	—	—	5,600	—	5,600
Retirements and repayments of debt	(839)	(1,833)	(27,900)	—	(30,572)
Payments of deferred financing costs	(104)	—	—	—	(104)
Dividends paid	(1,998)	—	—	—	(1,998)
Repurchase of restricted shares for minimum tax obligation	(1,043)	—	—	—	(1,043)
Intercompany financing and advances	10,811	(17,582)	6,771	—	—
Net cash used in financing activities	(23,173)	(19,415)	(15,529)	—	(58,117)
Effect of exchange rate changes on cash	—	—	(121)	—	(121)
Net change in cash and cash equivalents	(63,367)	(419)	(94)	—	(63,880)
Cash and cash equivalents at beginning of period	70,192	429	22,186	—	92,807
Cash and cash equivalents at end of period	$6,825	$10	$22,092	$—	$28,927

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Three Months Ended June 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(37,764)	$(40,726)	$1,956	$—	$(76,534)

Adjustments to reconcile net income to net cash (used in) provided by operating activities	46,831	(76,449)	40,941	(503)	10,820
Net cash provided by (used in) operating activities	9,067	(117,175)	42,897	(503)	(65,714)
Capital expenditures	(105)	(10,524)	(1,571)	—	(12,200)
Reimbursed capital expenditures	—	—	—	—	—
Proceeds from sale of assets	—	118	546	—	664
Net cash used in investing activities	(105)	(10,406)	(1,025)	—	(11,536)
Net increase in revolving credit facility	113,186	—	—	—	113,186
Proceeds on issuance of debt	1,214	632	17,200	—	19,046
Retirements and repayments of debt	(365)	(6,597)	(46,800)	—	(53,762)
Payments of deferred financing costs	(64)	—	—	—	(64)
Dividends paid	(1,988)	—	—	—	(1,988)
Repurchase of restricted shares for minimum tax obligations	(532)	—	—	—	(532)
Intercompany financing and advances	(120,373)	133,966	(14,096)	503	—
Net cash (used in) provided by financing activities	(8,922)	128,001	(43,696)	503	75,886
Effect of exchange rate changes on cash	—	—	(1,400)	—	(1,400)
Net change in cash and cash equivalents	40	420	(3,224)	—	(2,764)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$84	$420	$32,551	$—	$33,055

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

16.    RESTRUCTURING COSTS
As disclosed in the Company's Form 10-K for the year ended March 31, 2019, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2019. The Company incurred costs of $2,964 associated with new restructuring plans during the first quarter of fiscal year 2020. These costs, which are being incurred within the Integrated Systems segment, pertain to third-party consulting costs and are estimated to be approximately $8,000 to $10,000 for the year ended March 31, 2020.

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
During the fiscal year ended March 31, 2019, the Company divested of a number of its assets and operations, including (i) selling all of the shares of Triumph Structures - East Texas, Inc. and all of the shares of Triumph Structures - Los Angeles, Inc. and Triumph Processing, Inc. (collectively, the "Long & Large"), (ii) transitioning the responsibility for the Bombardier Global 7500 ("Global 7500") wing program manufacturing operations of Aerospace Structures to Bombardier, (iii) selling all of the shares of Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), (iv) selling all of the shares of Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"), and (v) selling all of the shares of Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Collectively, these transactions are referred to as the "fiscal 2019 divestitures." The Company recognized combined net losses of $235.3 million associated with the fiscal 2019 divestitures, which are presented on the accompanying consolidated statements of operations within loss on divestitures. With the exception of NAAS, the operating results for the fiscal 2019 divestitures are included in Aerospace Structures ("fiscal 2019 Aerospace Structures Divestitures") through the respective dates of divestiture. The operating results for NAAS are included in Product Support through the date of divestiture.
Highlights for the first quarter of the fiscal year ending March 31, 2020, included:

•	Net sales for the first quarter of the fiscal year ending March 31, 2020, were $730.2 million, compared with $832.9 million for the prior year period.

•	Operating income in the first quarter of fiscal 2020 was $35.5 million, compared with operating loss of $66.5 million for the first quarter of fiscal 2019.

•	Net income for the first quarter of fiscal 2020 was $18.1 million, compared with a net loss of $76.5 million for the first quarter of fiscal 2019.

•	Backlog as of June 30, 2019, was $3.71 billion. Of our existing backlog of $3.71 billion, we estimate that approximately $1.46 billion will not be shipped by June 30, 2020.

•	Net income for the first quarter of fiscal 2020 was $0.36 per diluted common share, as compared with a net loss of $1.54 per diluted share in the prior year period.

•
We generated $5.0 million of cash flow from operating activities for the three months ended June 30, 2019, as compared with cash used in operations of $65.7 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2019. For the three months ended June 30, 2019 and 2018, the Company incurred $3.0 million and $4.0 million in restructuring costs, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

From fiscal 2014 through fiscal 2019, our Aerospace Structures business unit had been performing design, development and initial manufacturing on several new programs, including the Embraer second generation E-Jet ("E2-Jets") and more recently, the Gulfstream G500/G600 programs. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. While work progressed on these development programs, we have experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs which resulted in forward losses. Additionally, from fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on its production of the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding each program's impact on operations over the past three fiscal years.
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
In April 2019, we announced an agreement to assign our contract with Embraer for the manufacture of structural components for their program to ASTK. Under this agreement, we will remain a supplier to ASTK for the rudder and elevator components. We remain on target for completion of the assignment to ASTK in the third quarter of fiscal 2020.
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
This program has stabilized with no additional forward losses being recognized and is anticipated to complete production by mid-fiscal 2021.
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
G650
In the first quarter of fiscal 2019, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope. The G650 wing box and wing completion work, which had been co-produced across three facilities at both companies, are being consolidated into Gulfstream’s facilities in Savannah, Georgia. The Company completed the manufacturing of its final wing box in July 2019. The Company maintains its role as the supply chain integrator on the program and has since returned this contract to modest profitability.
In September 2017, the Company reached an agreement with Boeing to supply the wing, vertical tail and horizontal tail structures for the new Advanced Pilot Training program for the U.S. Air Force. In September 2018, the U.S. Air Force awarded the contract to Boeing. In fiscal 2019, the Company initiated supply chain analysis in support of Boeing's preliminary design. Risks related to development and recurring productions costs are possible and could result in future forward losses.
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
Non-GAAP Financial Measures
We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net income (loss) before interest, income taxes, amortization of acquired contract liabilities, legal settlements, loss on divestitures, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit, including the effects of curtailments, settlements, and other early retirement incentives. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.
We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net income (loss). In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net loss the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net income (loss) set forth below, in our earnings releases and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.
Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our net income (loss) has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of non-cash charges, such as depreciation and amortization, and non-operating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net income (loss) or income from continuing operations:

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
The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$18,088	$(76,534)
Loss on divestitures	3,136	4,719
Adoption of ASU 2017-07	—	87,241
Amortization of acquired contract liabilities, net	(16,939)	(17,234)
Depreciation and amortization	44,050	38,812
Interest expense and other	27,491	25,493
Income tax expense	4,807	1,031
Adjusted EBITDA	$80,633	$63,528
Non-service defined benefit income (excluding settlements)	(14,875)	(16,538)
Adjusted EBITDAP	$65,758	$46,990
The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended June 30, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$35,511	$34,772	$12,283	$9,276	$(20,820)
Loss on divestitures	3,136	—	—	—	3,136
Amortization of acquired contract liabilities, net	(16,939)	(8,125)	(8,814)	—	—
Depreciation and amortization	44,050	7,067	35,059	1,090	834
Adjusted EBITDAP	$65,758	$33,714	$38,528	$10,366	$(16,850)

	Three Months Ended June 30, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(66,548)	$35,409	$(79,587)	$7,669	$(30,039)
Loss on divestitures	4,719	—	—	—	4,719
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities, net	(17,234)	(8,849)	(8,385)	—	—
Depreciation and amortization	38,812	7,555	28,920	1,670	667
Adjusted EBITDAP	$46,990	$34,115	$28,189	$9,339	$(24,653)

Corporate operating loss includes share-based compensation expense of $2.4 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Net sales	$730,231	$832,900
Segment operating income (loss)	$56,331	$(36,509)
Corporate expense	(18,394)	(27,577)
Share-based compensation expense	(2,426)	(2,462)
Total operating income (loss)	35,511	(66,548)
Interest expense and other	27,491	25,493
Non-service defined benefit income	(14,875)	(16,538)
Income tax expense	4,807	1,031
Net income (loss)	$18,088	$(76,534)
Net sales decreased by $102.7 million, or 12.3%, to $730.2 million for the three months ended June 30, 2019, from $832.9 million for the three months ended June 30, 2018. Organic sales adjusted for inter-segment sales increased $43.1 million, or 5.8%, offset by declines from divestitures of $145.7 million. Organic sales increased primarily due to increased volumes on G550, Global Hawk and 787 programs, increases in engine components and military rotorcraft components as well as increased demand for accessory components. Net sales for the three months ended June 30, 2019, included $7.9 million in total nonrecurring revenues, as compared with $39.4 million in nonrecurring revenues for the three months ended June 30, 2018.
Cost of sales decreased $188.0 million, or 24.4%, to $582.2 million for the three months ended June 30, 2019, from $770.2 million for the three months ended June 30, 2018. Organic cost of sales decreased $35.1 million, or 5.7%. Cost of sales for the three months ended June 30, 2018 included $87.2 million charge from the adoption of ASU 2017-07 and net unfavorable cumulative catch-up adjustments on long-term contracts of $3.6 million. The organic gross margin for the three months ended June 30, 2019 was 20.3%, as compared with 10.2%, for the three months ended June 30, 2018.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $5.0 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $19.7 million and gross unfavorable adjustments of $24.7 million. Gross margin for the three months ended June 30, 2018, included net unfavorable cumulative catch-up adjustments of $3.6 million.
Segment operating income increased by $92.8 million, or 254.3%, to an operating income of $56.3 million for the three months ended June 30, 2019, from an operating loss of $36.5 million for the three months ended June 30, 2018. Organic segment operating income increased by $72.1 million due to the prior period charge from the adoption of ASU 2017-07. Divestitures contributed $20.7 million improvement to operating income. Organic operating income for the three months ended June 30, 2019 increased due the gross margin improvement noted above as well as lower compensation cost ($3.5 million) and lower research & development costs ($3.8 million).
Corporate expenses were $18.4 million for the three months ended June 30, 2019, as compared with $27.6 million for the three months ended June 30, 2018. The decrease in corporate expenses was $9.2 million, or 33.3%, and was primarily the result of decreased compensation expense on lower overall headcount and lower legal expenses.

Interest expense and other increased by $2.0 million, or 7.8%, to $27.5 million for the three months ended June 30, 2019, compared with $25.5 million for the three months ended June 30, 2018, due to $2.6 million change in foreign exchange transactional gains in loss, partially offset by lower interest expense due to differences in relative debt levels.
The effective income tax rate for the three months ended June 30, 2019, was 21.0% compared with (1.4)% for the three months ended June 30, 2018. For the three months ended June 30, 2019, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
Business Segment Performance - Three months ended June 30, 2019 compared with three months ended June 30, 2018

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			% of Total Sales
	2019	2018	% Change	2019	2018
	(in thousands)
NET SALES
Integrated Systems	$252,226	$241,039	4.6%	34.5%	28.9%
Aerospace Structures	419,178	532,387	(21.3)%	57.4%	63.9%
Product Support	61,756	66,215	(6.7)%	8.5%	7.9%
Elimination of inter-segment sales	(2,929)	(6,741)	(56.5)%	(0.4)%	(0.7)%
Total Net Sales	$730,231	$832,900	(12.3)%	100.0%	100.0%

	Three Months Ended June 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$34,772	$35,409	(1.8)%	13.8%	14.7%
Aerospace Structures	12,283	(79,587)	(115.4)%	2.9%	(14.9)%
Product Support	9,276	7,669	21.0%	15.0%	11.6%
Corporate	(18,394)	(27,577)	33.3%	n/a	n/a
Share-based compensation expense	(2,426)	(2,462)	1.5%	n/a	n/a
Total Operating Income (Loss)	$35,511	$(66,548)		4.9%	(8.0)%

	Three Months Ended June 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$33,714	$34,115	(1.2)%	13.8%	14.7%
Aerospace Structures	38,528	28,189	36.7%	9.4%	5.4%
Product Support	10,366	9,339	11.0%	16.8%	14.1%
Corporate & share-based compensation	(16,850)	(24,653)	31.7%	n/a	n/a
	$65,758	$46,990	39.9%	9.2%	5.8%

Integrated Systems: Integrated Systems net sales increased by $11.2 million, or 4.6%, to $252.2 million for the three months ended June 30, 2019, from $241.0 million for the three months ended June 30, 2018. The increase was entirely organic and was primarily due to increased volumes on engine components and military rotorcraft components.
Integrated Systems cost of sales increased by $11.5 million, or 6.8%, to $181.5 million for the three months ended June 30, 2019, from $170.0 million for the three months ended June 30, 2018. The increase was entirely organic and driven by increased sales volume on engine components and rotorcraft components and higher costs incurred to drive future operational improvements.
The organic gross margin for the three months ended June 30, 2019 was 28.0% compared with 29.5% for the three months ended June 30, 2018. The decrease in gross margin for the three months ended June 30, 2019, is the result of a change in sales mix as well as the higher costs incurred to drive future operational improvements noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems operating income decreased by $0.6 million, or 1.8%, to $34.8 million for the three months ended June 30, 2019, from $35.4 million for the three months ended June 30, 2018. The decrease was due to the decreased gross margin as noted above. The decrease in Adjusted EBITDAP was not significant.
Integrated Systems operating income as a percentage of segment sales decreased to 13.8% for the three months ended June 30, 2019, as compared with 14.7% for the three months ended June 30, 2018. These same factors noted above affecting the Adjusted EBITDAP contributed to the decreased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $113.2 million, or 21.3%, to $419.2 million for the three months ended June 30, 2019, from $532.4 million for the three months ended June 30, 2018. Organic sales increased $24.0 million, or 6.1%. Net sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $137.2 million. The organic sales increased primarily due to volume increases on G550, Global Hawk and 787 programs and new engineering services. Net sales for the three months ended June 30, 2019, included $7.9 million in total nonrecurring revenues, as compared with $39.4 million in total nonrecurring revenues for the three months ended June 30, 2018.
Aerospace Structures cost of sales decreased by $197.2 million, or 35.5%, to $358.2 million for the three months ended June 30, 2019, from $555.4 million for the three months ended June 30, 2018. Organic cost of sales decreased $51.2 million, or 12.5%. Cost of sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $146.0 million. Cost of sales for the three months ended June 30, 2018 included $87.2 million charge from the adoption of ASU 2017-07 and net unfavorable cumulative catch-up adjustments on long-term contracts of $3.6 million. The organic gross margin for the three months ended June 30, 2019, was 14.5% compared with (3.6)% for the three months ended June 30, 2018.
Aerospace Structures cost of sales for the three months ended June 30, 2019, included net unfavorable cumulative catch-up adjustments on long-term contracts of $4.3 million. The cumulative catch-up adjustments to gross margin for the three months ended June 30, 2019, included gross favorable adjustments of $19.6 million and gross unfavorable adjustments of $24.0 million. Segment cost of sales for the three months ended June 30, 2018, included net unfavorable cumulative catch-up adjustments of $3.6 million.
Aerospace Structures operating income increased by $91.9 million, or 115.4%, to $12.3 million for the three months ended June 30, 2019, from $79.6 million for the three months ended June 30, 2018. The organic operating income increased $70.6 million, or 121.1%. Operating income increased as a result of the fiscal 2019 Aerostructures divestitures by $21.3 million. Organic operating income increased for the three months ended June 30, 2019, due to a the gross margin variances noted above and lower overall compensation costs due to lower headcount. The increase in Adjusted EBITDAP year over year is due to the increased gross margins noted above.
Aerospace Structures operating income as a percentage of segment sales was 2.9% for the three months ended June 30, 2019, as compared with operating loss as a percentage of segment sales of (14.9)% for the three months ended June 30, 2018. The Adjusted EBITDAP margin year over year has decreased for the same reasons noted above for gross margin.

Product Support: Product Support net sales decreased by $4.5 million, or 6.7%, to $61.8 million for the three months ended June 30, 2019, from $66.2 million for the three months ended June 30, 2018. The decrease was primarily the result of the divestiture of NAAS partially offset by increases due to improvement in demand for accessory component repairs.
Product Support cost of sales decreased by $6.1 million, or 11.8%, to $45.4 million for the three months ended June 30, 2019, from $51.5 million for the three months ended June 30, 2018. The decrease was driven entirely by the divestiture of NAAS. Gross margin for the three months ended June 30, 2019, was 26.4% compared with 22.2% for the three months ended June 30, 2018.
Product Support operating income increased by $1.6 million, or 21.0%, to $9.3 million for the three months ended June 30, 2019, from $7.7 million for the three months ended June 30, 2018. The increase was driven by the increased gross margin noted above.
Product Support operating income as a percentage of segment sales increased to 15.0% for the three months ended June 30, 2019, as compared with 11.6% for the three months ended June 30, 2018. The Adjusted EBITDAP margin was 16.8% for the three months ended June 30, 2019, as compared with 14.1% for the three months ended June 30, 2018. The increase was driven by the increased gross margin noted above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the three months ended June 30, 2019, we generated approximately $5.0 million of cash flows from operating activities, used approximately $10.7 million in investing activities and used approximately $58.1 million in financing activities.
Cash flows generated from operating activities for the three months ended June 30, 2019, were $5.0 million, compared with cash flows used in operating activities for the three months ended June 30, 2018, of $65.7 million. We continue to invest in inventory and contract assets for ramping programs which impacts our cash flows from operating activities. During the three months ended June 30, 2019, cash flows used on inventory and contract assets of approximately $53.9 million due to support expected increases in revenues in the balance of the fiscal year. During the three months ended June 30, 2018, cash flows used on new programs, including the Bombardier Global 7500 program and the Embraer E-Jet, were approximately $81.0 million and $8.0 million, respectively. During the three months ended June 30, 2019, the Company liquidated approximately $20.0 million in prior period advances against current period deliveries.
Cash flows used in investing activities for the three months ended June 30, 2019, decreased $0.9 million from the three months ended June 30, 2018. Cash flows provided by investing activities for the three months ended June 30, 2019, included capital expenditures of $8.1 million and payments on a working capital true-up from the prior period sale of assets of $2.6 million. Cash used in investing activities for the three months ended June 30, 2018, included capital expenditures of $12.2 million and proceeds from the sale of assets of $0.7 million.
Cash flows used in financing activities for the three months ended June 30, 2019, were $58.1 million, compared with cash flows provided by financing activities for the three months ended June 30, 2018 of $75.9 million.
As of June 30, 2019, $491.1 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On June 30, 2019, an aggregate amount of $185.0 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
We believe that cash flows from operations and borrowings under the Credit Facility will be sufficient to meet anticipated cash requirements for our current operations for the foreseeable future. However, we are continuously evaluating various acquisition and divestiture opportunities. In the event that such a transaction occurs, the availability under the Credit Facility may change or be fully utilized and additional funding sources may be needed. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all.
At June 30, 2019, there was $58.4 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not affected by the borrowing capacity of the Credit Facility.
For further details regarding the Company's long-term debt arrangements, including the 2021 Notes, the 2022 Notes, and the 2025 Notes (collectively, the "Senior Notes"), refer to Note 7.
The Senior Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Senior Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
The Company may redeem some or all of its Senior Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the applicable Senior Notes and, in certain cases, subject to significant prepayment premiums. The Company is obligated to offer to repurchase the Senior Notes at specified prices as a result of certain change-of-control events and a sale of all or substantially all of its assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The indentures governing the Senior Notes, as well as the Credit Facility and Securitization Facility, contain covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the Senior Notes); and (viii) enter into transactions with affiliates. The Company is currently in compliance with all financial covenants under its debt agreements. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is depended upon achieving earnings and cash flow projections.
For further details regarding the Company's long-term debt arrangements, refer to Note 7.
For the fiscal year ending March 31, 2020, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2019, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 23, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. There has been no material change in this information during the period covered by this report.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of June 30, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
(b) Changes in internal control over financial reporting.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Bylaws of Triumph Group, Inc. as amended on April 24, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 26, 2019).
Exhibit 3.2
Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of Triumph Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2019).

Exhibit 3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc. as amended on August 5 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with the Commission on August 5, 2019 amending the Form 8-K filed on March 13, 2019).

Exhibit 4.1
Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 13, 2019).

Exhibit 4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 13, 2019).
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	August 5, 2019
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	August 5, 2019
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	August 5, 2019
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)