Form 10-Q
period 2019-09-30
TRIUMPH GROUP INC
filed 2019-11-07
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________ to ________

Commission File Number: 1-12235

TRIUMPH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

899 Cassatt Road,	Suite 210,	Berwyn,	PA	19312
(Address of principal executive offices)				(Zip Code)

(610) 251-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	TGI	New York Stock Exchange
Purchase Rights		New York Stock Exchange
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
Common Stock, par value $0.001 per share, 50,085,440 shares outstanding as of November 6, 2019.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2019	March 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,852	$92,807
Trade and other receivables, less allowance for doubtful accounts of $4,713 and $3,646	342,306	373,590
Contract assets	300,670	326,667
Inventory, net	454,402	413,560
Prepaid expenses and other current assets	20,854	34,446
Total current assets	1,143,084	1,241,070
Property and equipment, net	502,990	543,710
Goodwill	578,916	583,225
Intangible assets, net	405,982	430,954
Other, net	130,831	55,615
Total assets	$2,761,803	$2,854,574
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$7,759	$8,201
Accounts payable	418,706	433,783
Contract liabilities	276,967	293,719
Accrued expenses	221,966	239,572
Total current liabilities	925,398	975,275
Long-term debt, less current portion	1,460,774	1,480,620
Accrued pension and other postretirement benefits	554,400	540,479
Deferred income taxes	21,116	6,964
Other noncurrent liabilities	390,939	424,549
Stockholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 50,074,523 and 49,887,268 shares outstanding	52	52
Capital in excess of par value	858,030	867,545
Treasury stock, at cost, 2,386,397 and 2,573,652 shares	(145,496)	(159,154)
Accumulated other comprehensive loss	(565,901)	(487,684)
Accumulated deficit	(737,509)	(794,072)
Total stockholders’ deficit	(590,824)	(573,313)
Total liabilities and stockholders’ deficit	$2,761,803	$2,854,574

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net sales	$772,110	$855,108	$1,502,341	$1,688,008
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	622,236	724,474	1,204,469	1,494,688
Selling, general and administrative	66,201	69,551	128,538	151,208
Depreciation and amortization	30,219	38,134	74,269	76,945
Restructuring costs	5,782	11,832	8,746	15,879
Legal judgment gain, net of expenses	(5,400)	—	(5,400)	—
(Gain) loss on sale of assets and businesses	(7,965)	13,118	(4,829)	17,837
	711,073	857,109	1,405,793	1,756,557
Operating income (loss)	61,037	(2,001)	96,548	(68,549)
Non-service defined benefit income	(28,416)	(16,524)	(43,291)	(33,061)
Interest expense and other	35,400	28,714	62,891	54,206
Income (loss) before income taxes	54,053	(14,191)	76,948	(89,694)
Income tax expense	11,352	485	16,159	1,516
Net income (loss)	$42,701	$(14,676)	$60,789	$(91,210)

Earnings (loss) per share—basic:	$0.85	$(0.30)	$1.22	$(1.84)

Weighted average common shares outstanding—basic	49,987	49,628	49,927	49,590

Earnings (loss) per share—diluted:	$0.85	$(0.30)	$1.21	$(1.84)

Weighted average common shares outstanding—diluted	50,460	49,628	50,385	49,590

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$42,701	$(14,676)	$60,789	$(91,210)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,227)	1,038	(8,910)	(13,486)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service gain, net of taxes of $0	(4,898)	—	(4,898)	—
Actuarial loss, net of taxes of $0	(118,073)	—	(118,073)	—
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and $0 for the three months ended and $0 and $0 for the six months ended, respectively	4,707	1,676	7,558	3,351
Recognized prior service credits, net of taxes of $0 and $0 for the three months ended and $0 and $0 for the six months ended, respectively	48,945	(2,075)	47,503	(4,149)
Total defined benefit pension plans and other postretirement expense, net of taxes	(69,319)	(399)	(67,910)	(798)
Cash flow hedges:
Unrealized gain arising during period, net of tax of $0 and $(189) for the three months ended and $0 and $(64) for the six months ended, respectively	245	1,706	340	742
Reclassification of loss included in net earnings, net of tax of $0 and $88 for the three months ended and $0 and $123 for the six months ended, respectively	(1,323)	(742)	(1,737)	(813)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,078)	964	(1,397)	(71)
Total other comprehensive (loss) income	(76,624)	1,603	(78,217)	(14,355)
Total comprehensive loss	$(33,923)	$(13,073)	$(17,428)	$(105,565)

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
For the three and six months ended September 30, 2019
(dollars in thousands)
(unaudited)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(487,684)	$(794,072)	$(573,313)
Net income	—	—	—	—	—	18,088	18,088
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	1,409	—	1,409
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of restricted shares for minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
Balance, June 30, 2019	50,005,153	$52	$859,280	$(149,767)	$(489,277)	$(778,207)	$(557,919)
Net income	—	—	—	—	—	42,701	42,701
Foreign currency translation adjustment	—	—	—	—	(6,227)	—	(6,227)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(69,319)	—	(69,319)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,078)	—	(1,078)
Cash dividends ($0.04 per share)	—	—	—	—	—	(2,003)	(2,003)
Share-based compensation	59,938	—	(850)	3,654	—	—	2,804
Repurchase of restricted shares for minimum tax obligation	(764)	—	—	(5)	—	—	(5)
Employee stock purchase plan	10,196	—	(400)	622	—	—	222
Balance, September 30, 2019	50,074,523	$52	$858,030	$(145,496)	$(565,901)	$(737,509)	$(590,824)

Triumph Group, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
For the three and six months ended September 30, 2018
(dollars in thousands)
(unaudited)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance, March 31, 2018	49,669,848	$51	$851,280	$(179,082)	$(367,870)	$146,155	$450,534
Net loss	—	—	—	—	—	(76,534)	(76,534)
Adoption of ASC 606	—	—	—	—	—	(584,951)	(584,951)
Foreign currency translation adjustment	—	—	—	—	(14,524)	—	(14,524)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $160	—	—	—	—	(1,035)	—	(1,035)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,988)	(1,988)
Share-based compensation	102,248	—	(84)	2,548	—	—	2,464
Repurchase of restricted shares for minimum tax obligation	(23,756)	—	—	(532)	—	—	(532)
Employee stock purchase plan	16,020	—	(644)	1,028	—	—	384
Balance, June 30, 2018	49,764,360	$51	$850,552	$(176,038)	$(383,828)	$(517,318)	$(226,581)
Net loss	—	—	—	—	—	(14,676)	(14,676)
Other	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	1,038	—	1,038
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $(101)	—	—	—	—	964	—	964
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,993)	(1,993)
Share-based compensation	31,596	—	2,671	595	—	—	3,266
Repurchase of restricted shares for minimum tax obligation	(857)	—	—	(16)	—	—	(16)
Employee stock purchase plan	17,618	—	(821)	1,148	—	—	327
Balance, September 30, 2018	49,812,717	$51	$852,402	$(174,311)	$(382,225)	$(533,968)	$(238,051)

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended September 30,
	2019	2018

Operating Activities
Net income (loss)	$60,789	$(91,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,269	76,945
Amortization of acquired contract liabilities	(39,556)	(34,038)
(Gain) loss on divestitures and transfers	(4,829)	17,837
Curtailment and special termination benefits gain, net	(14,373)	—
Other amortization included in interest expense	6,955	4,852
Provision for doubtful accounts receivable	1,140	212
Provision for deferred income taxes	15,159	—
Employee stock-based compensation	5,290	5,728
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	29,436	(4,722)
Contract assets	33,930	6,129
Inventories	(41,807)	(49,981)
Prepaid expenses and other current assets	16,209	5,918
Accounts payable, accrued expenses and contract liabilities	(121,112)	(101,460)
Accrued pension and other postretirement benefits	(32,114)	(37,021)
Other	21	3,632
Net cash used in operating activities	(10,593)	(197,179)
Investing Activities
Capital expenditures	(16,995)	(24,254)
(Payments on) proceeds from sale of assets	(574)	41,037
Net cash (used in) provided by investing activities	(17,569)	16,783
Financing Activities
Net (decrease) increase in revolving credit facility	(147,615)	219,773
Proceeds from issuance of long-term debt and finance leases	546,000	24,700
Repayment of debt and finance lease obligations	(415,447)	(58,823)
Payment of deferred financing costs	(16,275)	(1,922)
Dividends paid	(4,001)	(3,981)
Repurchase of restricted shares for minimum tax obligation	(1,048)	(548)
Net cash (used in) provided by financing activities	(38,386)	179,199
Effect of exchange rate changes on cash	(1,407)	(1,395)
Net change in cash	(67,955)	(2,592)
Cash and cash equivalents at beginning of period	92,807	35,819
Cash and cash equivalents at end of period	$24,852	$33,227

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2019 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2019.

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
Product Support consists of the Company’s operations that provide full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul ("MRO") supply chain. Through its ground support equipment maintenance, component MRO and post-production supply chain activities, Product Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.
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
Standards Recently Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets.  The Company adopted the standard as of April 1, 2019, using the modified retrospective approach and applying the standard’s transition provisions at the adoption date. Reporting periods beginning on

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

or after April 1, 2019, are presented in accordance with Accounting Standards Codification ("ASC") 842, Leases. Prior periods have not been adjusted and continue to be reported in accordance with previous accounting standards. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within AOCI to retained earnings. We adopted the provisions of this ASU in the first quarter of 2019 and elected not to reclassify the income tax effects of U.S. tax reform from items in accumulated other comprehensive income.
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
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2018-14 will have on our consolidated financial statements and related disclosures.
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
Management identifies the promises to the customer. Promises are generally explicitly stated in each contract, but management also evaluates whether any promises are implied based on the terms of the agreement, past business practice, or other facts and circumstances. Each promise is evaluated to determine if it is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service. The Company considers a number of factors when determining whether a promise is a contractual performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for original equipment manufacturers ("OEMs").
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
For the three months ended September 30, 2019, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales by approximately $3,189 and decreased operating income, net income, and earnings per share by approximately $(5,127), $(4,050) and $(0.08), net of tax, respectively. For the three months ended September 30, 2018, cumulative catch-up adjustments from changes in estimates increased net sales by approximately $3,459 and decreased operating loss, net loss and loss per share by approximately $(10,191), $(10,191) and $(0.21), net of tax, respectively.
For the six months ended September 30, 2019, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales by approximately $1,245 and decreased operating income, net income, and earnings per share by approximately $(12,270), $(9,693) and $(0.19), net of tax, respectively. For the six months ended September 30, 2018, cumulative catch-up adjustments from changes in estimates decreased net sales, operating loss, net loss and loss per share by approximately $(3,292), $(12,968), $(12,968) and $(0.26), net of tax, respectively. These cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate inseparable from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
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
Leases
The Company leases office space, manufacturing facilities, land, vehicles, and equipment. The Company determines if an agreement is or contains a lease at the lease inception date and recognizes right-of-use assets and lease liabilities at the lease commencement date. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short-term leases).

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

ROU assets represent the Company's right to use an underlying asset during the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The determination of the length of lease terms is affected by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The existence of significant economic incentive is the primary consideration when assessing whether the Company is reasonably certain of exercising an option in a lease. Both finance and operating lease ROU assets and liabilities are recognized at commencement date and measured as the present value of lease payments to be made over the lease term. As the interest rate implicit in the lease is not readily available for most of the Company's leases, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The lease ROU asset recognized at commencement is adjusted for any lease payments related to initial direct costs, prepayments, and lease incentives.
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
Concentration of Credit Risk
The Company’s trade accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 17% and 18% of total trade accounts receivable as of September 30, 2019 and March 31, 2019, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 7% and 11% of total trade accounts receivable as of September 30, 2019 and March 31, 2019, respectively. Trade accounts receivable from Bombardier Inc. ("Bombardier") represented approximately 14% and 13% as of September 30, 2019 and March 31, 2019, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the six months ended September 30, 2019, were $510,934, or 34% of net sales, of which $117,938, $382,457, and $10,539 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the six months ended September 30, 2018, were $527,896, or 31% of net sales, of which $110,971, $410,133 and $6,792 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the six months ended September 30, 2019, were $187,689, or 12% of net sales, of which $1,168, $185,973, and $548 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the six months ended September 30, 2018, were $174,805, or 10% of net sales, of which $1,065, $173,437, and $303 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Intangible Assets
The components of intangible assets, net, are as follows:

	September 30, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.7	$549,965	$(261,063)	$288,902
Product rights, technology and licenses	11.4	54,646	(45,035)	9,611
Non-compete agreements and other	16.7	2,656	(1,124)	1,532
Tradenames	10.0	150,000	(44,063)	105,937
Total intangibles, net		$757,267	$(351,285)	$405,982

	March 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	17.7	$551,093	$(245,626)	$305,467
Product rights, technology and licenses	11.4	54,850	(43,978)	10,872
Non-compete agreements and other	16.7	2,656	(1,041)	1,615
Tradenames	10.0	150,000	(37,000)	113,000
Total intangibles, net		$758,599	$(327,645)	$430,954

Amortization expense for the three months ended September 30, 2019 and 2018, was $12,063 and $13,203, respectively. Amortization expense for the six months ended September 30, 2019 and 2018, was $24,146 and $26,436, respectively. Significant changes in expected cash flows generated by long-lived assets could result in the recognition of impairment losses; no such changes or losses were identified as of September 30, 2019.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a 3-year warranty, although certain programs have warranties up to twenty years. The warranty reserves as of September 30, 2019 and March 31, 2019, were $60,207 and $58,395, respectively.
Supplemental Cash Flow Information
The Company made income tax payments, net of refunds of $2,724 during the six months ended September 30, 2019. The Company received income tax refunds, net of payments of $7,120 during the six months ended September 30, 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

As of September 30, 2019, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS AND ASSETS HELD FOR SALE
In October 2019, the Company entered into a definitive agreement to sell its manufacturing operations at its Nashville, TN, facility. The Company expects to record a loss during the third fiscal quarter of approximately $50,000 to $60,000 from the sale of approximately $125,000 in net assets at this facility. As of September 30, 2019, the Board of Directors had not approved the transaction due to uncertainty pertaining to specific terms and conditions, and therefore the transaction did not meet the requirements for the related assets and liabilities to be classified as held for sale on the accompanying condensed consolidated balance sheets.

In September 2019, the Company completed the assignment of its E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK"). As part of this transaction, the Company transferred certain assets and liabilities to ASTK and recognized a gain of approximately $10,000 which is presented on the accompanying consolidated statements of operations within (gain) loss on sale of assets and businesses.
In March 2019, the Company sold all of the shares of Triumph Structures – Kansas City, Inc.; Triumph Structures – Wichita, Inc.; Triumph Gear Systems – Toronto; ULC; and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"). Total cash proceeds net of transaction costs for the sale of Machining was approximately $43,000. A portion of the proceeds associated with the sale of Machining included consideration in the form of a note receivable of $10,000. Upon closing, the Company recognized a loss of approximately $116,000. An additional loss of approximately $5,000 was recognized during the six months ended September 30, 2019, as a result of working capital adjustments and additional transaction costs and is presented within loss on divestitures on the accompanying condensed consolidated statements of operations.
In March 2019, the Company sold all of the shares of (i) Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), and (ii) Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Total cash proceeds net of transaction costs for the sales of Fabrications and NAAS were approximately $133,000 and $18,000, respectively. As a result of the sales of Fabrications, the Company recognized a gain of approximately $54,000. The sale of NAAS resulted in an immaterial gain.
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

In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. for combined cash proceeds net of transactions costs of approximately $43,000 and a note receivable of $7,000. The note receivable was collected in October 2018. As a result of these sales, the Company recognized losses of approximately $17,000 which are presented on the accompanying consolidated statements of operations within (gain) loss on sale of assets and businesses.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Integrated Systems
Satisfied over time	$75,871	$72,188	$148,176	$136,547
Satisfied at a point in time	198,648	177,626	369,275	342,804
Revenue from contracts with customers	274,519	249,814	517,451	479,351
Amortization of acquired contract liabilities	9,624	8,768	17,749	17,617
Total revenue	284,143	258,582	535,200	496,968

Aerospace Structures
Satisfied over time	$372,247	$448,315	$744,484	$901,594
Satisfied at a point in time	35,462	70,059	71,874	138,743
Revenue from contracts with customers	407,709	518,374	816,358	1,040,337
Amortization of acquired contract liabilities	12,992	8,036	21,807	16,421
Total revenue	420,701	526,410	838,165	1,056,758

Product Support
Satisfied over time	$63,483	$64,807	$120,420	$124,232
Satisfied at a point in time	3,783	5,309	8,556	10,050
Revenue from contracts with customers	67,266	70,116	128,976	134,282
Amortization of acquired contract liabilities	—	—	—	—
Total revenue	67,266	70,116	128,976	134,282
	$772,110	$855,108	$1,502,341	$1,688,008

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Integrated Systems
Commercial aerospace	$139,819	$133,103	$268,238	$253,680
Military	99,538	87,735	183,603	170,427
Business jets	17,832	15,297	33,539	28,133
Regional	8,537	7,339	15,860	13,956
Non-aviation	8,793	6,340	16,211	13,155
Revenue from contracts with customers	274,519	249,814	517,451	479,351
Amortization of acquired contract liabilities	9,624	8,768	17,749	17,617
Total revenue	$284,143	$258,582	$535,200	$496,968

Aerospace Structures
Commercial aerospace	$242,888	$244,636	$472,529	$526,799
Military	28,778	66,482	56,378	124,404
Business jets	110,660	191,866	231,809	359,313
Regional	25,377	10,132	55,632	16,534
Non-aviation	6	5,258	10	13,287
Revenue from contracts with customers	407,709	518,374	816,358	1,040,337
Amortization of acquired contract liabilities	12,992	8,036	21,807	16,421
Total revenue	$420,701	$526,410	$838,165	$1,056,758

Product Support
Commercial aerospace	$54,447	$55,093	$101,347	$104,563
Military	8,978	11,869	20,271	21,254
Business jets	525	399	964	1,793
Regional	3,214	2,755	6,264	6,672
Non-aviation	102	—	130	—
Revenue from contracts with customers	67,266	70,116	128,976	134,282
Amortization of acquired contract liabilities	—	—	—	—
Total revenue	67,266	70,116	128,976	134,282
	$772,110	$855,108	$1,502,341	$1,688,008

Contract Assets and Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company performs ongoing evaluations of the potential impairment of its contract assets based on prior experience and specific matters when they arise. No impairments to contract assets were recorded for the period ended September 30, 2019.

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
Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	September 30, 2019	March 31, 2019	Change
Contract assets	$334,843	$326,667	$8,176
Contract liabilities	(390,704)	(450,051)	59,347
Net contract liability	$(55,861)	$(123,384)	$67,523

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $1,245. The increase in contract assets is the result of revenue recognized in excess of amounts billed during the quarter partially offset by $76,667 in contract assets liquidated as part of the assignment of the E2-Jets contract to ASTK. The decrease in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the period as well as $12,641 in contract liabilities liquidated as part of the assignment of the E2-Jets contract to ASTK. For the period ended September 30, 2019, the Company recognized $48,555 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of September 30, 2019 and March 31, 2019, were $34,173 and $34,185, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of September 30, 2019 and March 31, 2019, were $113,737 and $156,332, respectively.
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
As of September 30, 2019, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,426,826	$2,167,822	$1,348,222	$458,893	$451,889

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    LEASES
The components of lease expense for the six months ended September 30, 2019, are disclosed in the table below.

Lease Cost	Financial Statement Classification	Six Months Ended September 30, 2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$12,760
Variable lease cost	Cost of sales or Selling, general and administrative expense	3,722

Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	2,730
Interest on lease liability	Interest expense and other	1,192
Total lease cost (1)		$20,404

(1) Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the six months ended September 30, 2019, is disclosed in the table below.

Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$9,300
Operating cash flows used in finance leases	1,196
Financing cash flows used in finance leases	4,647

ROU assets obtained in exchange for lease liabilities
Operating leases	$2,455
Finance leases	795

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental balance sheet information related to leases as of September 30, 2019, is disclosed in the table below.

Leases	Classification	September 30, 2019
Assets
Operating lease ROU assets	Other, net	$70,050

Finance lease ROU assets, cost	Property and equipment, net	45,269
Accumulated amortization	Property and equipment, net	(19,251)
Finance lease ROU assets, net		26,018
Total lease assets		$96,068

Liabilities
Current
Operating	Accrued expenses	$16,804
Finance	Current portion of long-term debt	7,759
Noncurrent
Operating	Other noncurrent liabilities	63,753
Finance	Long-term debt, less current portion	20,360
Total lease liabilities		$108,676

Information related to lease terms and discount rates as of September 30, 2019, is disclosed in the table below:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.4
Finance leases	6.7

Weighted average discount rate
Operating leases	6.4%
Finance leases	5.7%

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The maturity of the Company's lease liabilities as of September 30, 2019, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2020 (remaining of year)	$12,174	$4,689	$16,863
FY2021	17,028	8,773	25,801
FY2022	14,735	5,738	20,473
FY2023	11,344	2,862	14,206
FY2024	8,696	2,110	10,806
Thereafter	37,931	11,263	49,194
Total lease payments	101,908	35,435	137,343
Less: Imputed interest	(21,351)	(7,316)	(28,667)
Total lease liabilities	$80,557	$28,119	$108,676

6.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2019	March 31, 2019
Raw materials	$37,128	$35,883
Work-in-process, including manufactured and purchased components	306,634	277,996
Finished goods	53,776	42,399
Rotable assets	56,864	57,282
Total inventories	$454,402	$413,560

7.    LONG-TERM DEBT
Long-term debt consists of the following:

	September 30, 2019	March 31, 2019

Revolving line of credit	$67,385	$215,000
Receivable securitization facility	65,900	80,700
Finance leases	28,119	31,292
Senior secured notes due 2024	525,000	—
Senior notes due 2021	—	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(17,871)	(13,171)
	1,468,533	1,488,821
Less: Current portion	7,759	8,201
	$1,460,774	$1,480,620

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Revolving Credit Facility
On September 23, 2019, the Company and its subsidiary co-borrowers and guarantors entered into an Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment” and the existing Credit Agreement as amended by the Eleventh Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto. Among other things, the Eleventh Amendment:

(i) permits the Company to incur indebtedness in respect of the Senior Secured Notes due 2024 (the "2024 Notes") in an aggregate principal amount of up to $525,000 , subject to the terms and conditions of the Intercreditor Agreement;

(ii) lowers the aggregate amount of revolving credit commitments from $700,000 to $600,000 upon the earlier of (a) the completion by the Company of $100,000 in certain asset sales or divestitures or (b) March 31, 2020;

(iii) extends, with respect to extending banks representing approximately $406,500 of $600,000 total commitments outstanding as of March 31, 2020, the expiration date for the revolving line of credit available to the Company pursuant to the Credit Agreement to March 15, 2024; and retains an accordion feature that permits the Company to request an increase to the revolving credit commitments by up to $200,000;

(iv) adds an additional mandatory prepayment provision requiring that the Company prepay any outstanding revolving credit loans in an amount equal to (a) with respect to an Identified Asset Sale (as defined in the Credit Agreement) the greater of (x) $50,000 and (y) 100% of the net asset sale proceeds received in connection therewith, and (b) with respect to other Specified Asset Sales (as defined in the Credit Agreement), 100% of the net asset proceeds received from such other Specified Asset Sales;

(v) modifies certain financial covenants and other terms
In connection with the Eleventh Amendment to the Credit Agreement, the Company incurred $6,944 of financing costs. These costs, along with the $6,222 of unamortized financing costs subsequent to the Tenth Amendment, are being amortized over the remaining term of the Credit Agreement on a lender-by-lender basis. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote off a proportional amount of unamortized financing fees existing prior to the Eleventh Amendment.
The obligations under the Credit Agreement and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Second Amended and Restated Guarantee and Collateral Agreement, dated as of November 19, 2013, among the administrative agent, the Company and the subsidiaries of the Company party thereto.
Pursuant to the Credit Agreement, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $700,000 outstanding at any time as such revolving credit commitments are reduced as discussed above. The Credit Agreement bears interest at either: (i) London Interbank Offered Rate ("LIBOR") plus between 1.50% and 3.50%; (ii) the prime rate; or (iii) an overnight rate at the option of the Company. The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization provided, however, that during the Pricing Restriction Period (as defined in the Credit Agreement), the loans will bear interest at the highest rate above LIBOR. In addition, the Company is required to pay a commitment fee of 0.50% on the unused portion of the Credit Agreement. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries.
At September 30, 2019, there were $67,385 in borrowings and $23,878 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2019, there were $215,000 in outstanding borrowings and $30,773 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Credit Agreement, the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of September 30, 2019, the Company had borrowing capacity under this agreement of $393,314 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
Receivables Securitization Facility
In November 2017, the Company amended its receivable securitization facility (the "Securitization Facility") decreasing the purchase limit from $225,000 to $125,000 and extending the term through November 2020. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of September 30, 2019, the maximum amount available under the Securitization Facility was $125,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.
The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all of the Company's assets.
Senior Secured Notes Due 2024
On September 23, 2019, the Company issued $525,000 principal amount of 6.250% Senior Secured Notes due 2024. The 2024 Notes were sold at 100% of principal amount and have an effective interest yield of 6.250%. Interest on the 2024 Notes accrues at the rate of 6.250% per annum and is payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on March 15, 2020. In connection with the issuance of the 2024 Notes, the Company incurred approximately $9,300 of costs, which were deferred and are being amortized over the term of the 2024 Notes.
The 2024 Notes are second lien secured obligations of the Company and its subsidiary guarantors. The 2024 Notes:

•
rank equal in right of payment to existing and future senior indebtedness of the Company and its subsidiary guarantors, including the obligations of the Company and its subsidiary guarantors under the Company’s credit facility;

•
are effectively subordinated to all obligations of the Company and its subsidiary guarantors that are either (A) secured by a lien on the Collateral (as defined below) that is senior or prior to the second-priority liens securing the 2024 Notes, including the first-priority liens securing borrowings under the Company’s credit facility and certain cash management and hedging obligations, or (B) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations;

•	are senior in right of payment to existing and future subordinated indebtedness of the Company and its subsidiary guarantors;

•
are effectively senior to all existing and future unsecured debt of the Company and its subsidiary guarantors, but only to the extent of the value of the Collateral (after giving effect to any senior liens on the Collateral); and

•	are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2024 Notes.
The 2024 Notes are guaranteed on a full, senior secured, joint and several basis by each of the Company’s domestic restricted subsidiaries that is a borrower under the Company’s credit facility or that guarantees any of the Company’s debt or that of any of the Company’s domestic restricted subsidiaries under the Company’s credit facility and in the future by any of the Company’s domestic restricted subsidiaries that are borrowers under any credit facility or that guarantee any debt of the Company or any of its domestic restricted subsidiaries incurred under any credit facility (the "Guarantor Subsidiaries").

The Company may redeem the 2024 Notes, in whole or in part, at any time or from time to time on or after September 15, 2020, at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. At any time or from time to time prior to September 15, 2020, the Company may redeem the 2024 Notes, in whole or in part, at a redemption price equal

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. In addition, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 2024 Notes prior to September 15, 2020, with the net cash proceeds from certain equity offerings at a redemption price equal to 106.250% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date.

If the Company experiences specific kinds of changes of control, the Company is required to offer to purchase all of the 2024 Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The 2024 Notes were issued pursuant to an indenture dated as of September 23, 2019 (the “Indenture”). The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates.
Senior Notes Due 2021
On September 23, 2019, the Company called all outstanding 4.875% Senior Notes due 2021 (the "2021 Notes") Notes and discharged the 2021 Notes by irrevocably depositing with the 2021 Notes trustee sufficient funds to pay all principal and accrued interest through October 23, 2019. On October 23, 2019, the Company redeemed $375,000 principal amount of the 2021 Notes with the proceeds of the 2024 Notes.
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

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,468,533	$1,510,145	$1,488,821	$1,568,037

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.
The Company made interest payments of $48,972 and $38,587 for the six months ended September 30, 2019 and 2018, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	49,987	49,628	49,927	49,590
Net effect of dilutive stock options and non-vested stock(1)	473	—	458	—
Weighted average common shares outstanding – diluted	50,460	49,628	50,385	49,590

(1)    For the three and six months ended September 30, 2019 and 2018, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of September 30, 2019 and March 31, 2019, the total amount of unrecognized tax benefits was $19,446 and $19,152, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of September 30, 2019, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2020 as well as the Company's income in future periods.
The effective income tax rate for the three months ended September 30, 2019, was 21.0% as compared with (2.2)% for the three months ended September 30, 2018. For the three months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance. The effective income tax rate for the six months ended September 30, 2019, was 21.0% as compared with (1.6)% for the six months ended September 30, 2018. For the six months ended September 30, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of September 30, 2019, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. Because of net operating losses acquired as part of the acquisition of Vought, the Company is subject to U.S. federal income tax examinations and various state jurisdictions for the period ended June 16, 2010 and after, related to previously filed Vought tax returns. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2019 through September 30, 2019:

	Integrated Systems	Product Support	Total
Balance, March 31, 2019	$517,104	$66,121	$583,225
Effect of exchange rate changes	(4,309)	—	(4,309)
Balance, September 30, 2019	$512,795	$66,121	$578,916

As of September 30, 2019 and March 31, 2019, Aerospace Structures had goodwill of $1,246,454, which was fully impaired.

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit costs:
Service cost	$600	$824	$1,181	$1,654
Interest cost	17,427	19,909	36,089	39,830
Expected return on plan assets	(35,618)	(37,074)	(71,356)	(74,181)
Amortization of prior service credits	(233)	(907)	(512)	(1,815)
Amortization of net loss	6,333	4,179	11,692	8,360
Curtailment loss	23,476	—	23,476	—
Special termination benefits	11,642	—	11,642	—
Net periodic benefit expense (income)	$23,627	$(13,069)	$12,212	$(26,152)

	Other Postretirement Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit costs:
Service cost	$18	$57	$62	$113
Interest cost	614	1,010	1,478	2,019
Amortization of prior service credits	(1,156)	(1,164)	(2,320)	(2,327)
Amortization of gain	(1,547)	(2,463)	(3,989)	(4,926)
Curtailment gain	(49,491)	—	(49,491)	—
Net periodic benefit income	$(51,562)	$(2,560)	$(54,260)	$(5,121)

The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In September 2019, the Company ratified amendments to its pension and retiree welfare plans with a group of union-represented employees at the Company’s Grand Prairie, TX, facility in conjunction with an announced shutdown of this facility. Effective April 1, 2020, all current retiree welfare benefits for the union-represented retirees and active employees will cease. A new benefit consisting of a one-time credit to Heath Reimbursement Accounts for the current retirees will be provided. The Company and the union also agreed to increased pension benefits which are effective with the ratification of the agreement. This agreement resulted in a decrease of the projected other post-employment benefits ("OPEB") benefit obligation of $61,766. It also resulted in a one-time OPEB curtailment gain of $41,128. As a result of the planned shutdown, subsidized early retirement provisions within the retirement plan and the agreed-to pension benefit increases, a pension curtailment loss of $23,476 was recognized, along with a one-time charge of $11,642 for special termination benefits. The net curtailment gain and charge for special termination benefits are included in "Non-service defined benefit income" on the condensed consolidated statement of operations for the three and six months ended September 30, 2019.

•
In August 2019, the Company ratified amendments to its pension and retiree welfare plans with a group of union-represented employees at the Company’s Nashville, TN, facility. Effective January 1, 2020, all current retiree welfare benefits for the union-represented retirees and active employees will cease. A new benefit consisting of a one-time credit to Heath Reimbursement Accounts for the current retirees will be provided. The Company and the union also agreed to increased pension benefits which are effective on February 1, 2020, and the union also agreed to increased pension benefits which are effective with the ratification of the agreement. This agreement resulted in a decrease of the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

projected OPEB benefit obligation of $34,731. It also resulted in a one-time OPEB curtailment gain of $8,363. The agreed-to pension benefit increases resulted in an increase of the projected pension benefit obligation of $4,898. The curtailment gain is included in "Non-service defined benefit income" on the condensed consolidated statement of operations for the three and three months ended September 30, 2019.

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and six months ended September 30, 2019 and 2018, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total(1)
Balance, June 30, 2019	(51,289)	(1,449)	(436,539)	(489,277)
AOCI before reclassifications	(6,227)	245	(122,971)	(128,953)
Amounts reclassified from AOCI	—	(1,323)	53,652	52,329
Net current period AOCI	$(6,227)	$(1,078)	$(69,319)	$(76,624)
Balance, September 30, 2019	$(57,516)	$(2,527)	$(505,858)	$(565,901)

Balance, June 30, 2018	(73,207)	(913)	(309,708)	(383,828)
AOCI before reclassifications	1,038	1,706	(399)	2,345
Amounts reclassified from AOCI	—	(742)	—	(742)
Net current period AOCI	$1,038	$964	$(399)	$1,603
Balance, September 30, 2018	$(72,169)	$51	$(310,107)	$(382,225)

Balance, March 31, 2019	(48,606)	(1,130)	(437,948)	(487,684)
AOCI before reclassifications	(8,910)	340	(122,971)	(131,541)
Amounts reclassified from AOCI	—	(1,737)	55,061	53,324
Net current period AOCI	$(8,910)	$(1,397)	$(67,910)	$(78,217)
Balance, September 30, 2019	$(57,516)	$(2,527)	$(505,858)	$(565,901)

Balance, March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(13,486)	742	(798)	(13,542)
Amounts reclassified from AOCI	—	(813)	—	(813)
Net current period AOCI	(13,486)	(71)	(798)	(14,355)
Balance, September 30, 2018	$(72,169)	$51	$(310,107)	$(382,225)
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Integrated Systems	$285,980	$260,717	$538,206	$501,756
Aerospace Structures	422,579	528,367	841,757	1,060,753
Product Support	67,394	72,199	129,149	138,414
Elimination of inter-segment sales	(3,843)	(6,175)	(6,771)	(12,915)
	$772,110	$855,108	$1,502,341	$1,688,008

Income (loss) before income taxes:
Operating income (loss):
Integrated Systems	$51,472	$39,866	$86,244	$75,275
Aerospace Structures	13,608	(22,744)	25,891	(102,331)
Product Support	10,865	11,514	20,142	19,183
Corporate	(12,044)	(27,371)	(30,439)	(54,948)
Share-based compensation expense	(2,864)	(3,266)	(5,290)	(5,728)
	61,037	(2,001)	96,548	(68,549)
Non-service defined benefit income	(28,416)	(16,524)	(43,291)	(33,061)
Interest expense and other	35,400	28,714	62,891	54,206
	$54,053	$(14,191)	$76,948	$(89,694)

Depreciation and amortization:
Integrated Systems	$6,983	$7,384	$14,050	$14,939
Aerospace Structures	21,285	28,294	56,344	57,214
Product Support	1,099	1,664	2,189	3,334
Corporate	852	792	1,686	1,458
	$30,219	$38,134	$74,269	$76,945

Amortization of acquired contract liabilities, net:
Integrated Systems	$9,624	$8,768	$17,749	$17,617
Aerospace Structures	12,992	8,036	21,807	16,421
	$22,616	$16,804	$39,556	$34,038

Adjusted EBITDAP:
Integrated Systems	$48,831	$38,482	$82,545	$72,597
Aerospace Structures	17,451	(2,486)	55,978	25,703
Product Support	11,964	13,178	22,331	22,517
Corporate and share-based compensation	(17,300)	(16,727)	(34,151)	(41,381)
	$60,946	$32,447	$126,703	$79,436

Capital expenditures:
Integrated Systems	$3,909	$3,828	$6,760	$5,437
Aerospace Structures	4,032	7,077	8,005	17,215
Product Support	633	671	1,666	1,019
Corporate	331	478	564	583
	$8,905	$12,054	$16,995	$24,254

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2019	March 31, 2019
Total Assets:
Integrated Systems	$1,273,816	$1,215,350
Aerospace Structures	1,167,096	1,257,039
Product Support	275,955	271,813
Corporate	44,936	110,372
	$2,761,803	$2,854,574
During the three months ended September 30, 2019 and 2018, the Company had international sales of $185,957 and $264,526, respectively.
During the six months ended September 30, 2019 and 2018, the Company had international sales of $361,297 and $491,096, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2022 Notes, the 2024 Notes, and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2022 Notes, the 2024 Notes, and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements, including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of September 30, 2019 and March 31, 2019, condensed consolidating statements of comprehensive income for the three and six months ended September 30, 2019 and 2018, and condensed consolidating statements of cash flows for the six months ended September 30, 2019 and 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$55	$167	$24,630	$—	$24,852
Trade and other receivables, net	9,159	103,937	229,210	—	342,306
Contract assets	—	294,773	5,897	—	300,670
Inventories	—	375,848	78,554	—	454,402
Prepaid expenses and other	9,116	6,829	4,909	—	20,854
Total current assets	18,330	781,554	343,200	—	1,143,084
Property and equipment, net	10,642	414,005	78,343	—	502,990
Goodwill and other intangible assets, net	—	889,099	95,799	—	984,898
Other, net	28,162	72,511	30,158	—	130,831
Intercompany investments and advances	1,274,684	65,297	89,061	(1,429,042)	—
Total assets	$1,331,818	$2,222,466	$636,561	$(1,429,042)	$2,761,803

Current liabilities:
Current portion of long-term debt	$1,735	$6,024	$—	$—	$7,759
Accounts payable	2,972	383,213	32,521	—	418,706
Accrued expenses	40,933	429,312	28,688	—	498,933
Total current liabilities	45,640	818,549	61,209	—	925,398
Long-term debt, less current portion	1,386,539	8,307	65,928	—	1,460,774
Intercompany advances	467,160	1,891,936	293,157	(2,652,253)	—
Accrued pension and other postretirement benefits, noncurrent	5,923	548,477	—	—	554,400
Deferred income taxes and other	17,380	363,681	30,994	—	412,055
Total stockholders’ (deficit) equity	(590,824)	(1,408,484)	185,273	1,223,211	(590,824)
Total liabilities and stockholders’ (deficit) equity	$1,331,818	$2,222,466	$636,561	$(1,429,042)	$2,761,803

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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$706,422	$88,449	$(22,761)	$772,110

Operating costs and expenses:
Cost of sales	—	576,999	67,998	(22,761)	622,236
Selling, general and administrative	17,300	41,680	7,221	—	66,201
Depreciation and amortization	852	26,619	2,748	—	30,219
Restructuring costs	—	5,782	—	—	5,782
Loss (gain) on sale of assets and businesses	2,156	(10,121)	—	—	(7,965)
Legal judgment gain, net	(5,400)	—	—	—	(5,400)
	14,908	640,959	77,967	(22,761)	711,073
Operating (loss) income	(14,908)	65,463	10,482	—	61,037
Intercompany interest and charges	(34,081)	32,540	1,541	—	—
Non-service defined benefit income	—	(27,931)	(485)	—	(28,416)
Interest expense and other	30,440	6,243	(1,283)	—	35,400
(Loss) income before income taxes	(11,267)	54,611	10,709	—	54,053
Income tax (benefit) expense	(2,959)	13,638	673	—	11,352
Net (loss) income	(8,308)	40,973	10,036	—	42,701
Other comprehensive loss	(1,077)	(69,109)	(6,438)	—	(76,624)
Total comprehensive (loss) income	$(9,385)	$(28,136)	$3,598	$—	$(33,923)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$786,284	$89,140	$(20,316)	$855,108

Operating costs and expenses:
Cost of sales	—	675,502	69,288	(20,316)	724,474
Selling, general and administrative	14,931	45,835	8,785	—	69,551
Depreciation and amortization	791	32,743	4,600	—	38,134
Restructuring costs	2,767	9,065	—	—	11,832
Loss on divestiture and assets held for sale	12,171	947	—	—	13,118
	30,660	764,092	82,673	(20,316)	857,109
Operating (loss) income	(30,660)	22,192	6,467	—	(2,001)
Intercompany interest and charges	(38,620)	36,722	1,898	—	—
Non-service defined benefit income	—	(16,188)	(336)	—	(16,524)
Interest expense and other	24,823	5,201	(1,310)	—	28,714
(Loss) income before income taxes	(16,863)	(3,543)	6,215	—	(14,191)
Income tax expense (benefit)	6,063	(5,735)	157	—	485
Net (loss) income	(22,926)	2,192	6,058	—	(14,676)
Other comprehensive income (loss)	964	(371)	1,010	—	1,603
Total comprehensive loss	$(21,962)	$1,821	$7,068	$—	$(13,073)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,381,451	$163,492	$(42,602)	$1,502,341

Operating costs and expenses:
Cost of sales	—	1,120,147	126,924	(42,602)	1,204,469
Selling, general and administrative	33,555	80,811	14,172	—	128,538
Depreciation and amortization	1,685	67,021	5,563	—	74,269
Restructuring costs	540	8,206	—	—	8,746
Legal judgment gain, net of expenses	(5,400)	—	—	—	(5,400)
Loss (gain) on sale of assets and businesses	5,292	(10,121)	—	—	(4,829)
	35,672	1,266,064	146,659	(42,602)	1,405,793
Operating (loss) income	(35,672)	115,387	16,833	—	96,548
Intercompany interest and charges	(69,584)	66,293	3,291	—	—
Non-service defined benefit income	—	(42,303)	(988)	—	(43,291)
Interest expense and other	53,654	11,550	(2,313)	—	62,891
(Loss) income before income taxes	(19,742)	79,847	16,843	—	76,948
Income tax (benefit) expense	(5,568)	20,079	1,648	—	16,159
Net (loss) income	(14,174)	59,768	15,195	—	60,789
Other comprehensive loss	(1,396)	(67,612)	(9,209)	—	(78,217)
Total comprehensive (loss) income	$(15,570)	$(7,844)	$5,986	$—	$(17,428)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Six Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$1,551,179	$177,280	$(40,451)	$1,688,008

Operating costs and expenses:
Cost of sales	—	1,392,424	142,715	(40,451)	1,494,688
Selling, general and administrative	39,490	95,006	16,712	—	151,208
Depreciation and amortization	1,458	66,659	8,828	—	76,945
Restructuring costs	2,766	13,113	—	—	15,879
Loss on divestiture and assets held for sale	16,891	946	—	—	17,837
	60,605	1,568,148	168,255	(40,451)	1,756,557
Operating (loss) income	(60,605)	(16,969)	9,025	—	(68,549)
Intercompany interest and charges	(78,838)	74,797	4,041	—	—
Non-service defined benefit income	—	(32,375)	(686)	—	(33,061)
Interest expense and other	48,378	9,282	(3,454)	—	54,206
(Loss) income before income taxes	(30,145)	(68,673)	9,124	—	(89,694)
Income tax expense (benefit)	30,546	(30,087)	1,057	—	1,516
Net (loss) income	(60,691)	(38,586)	8,067	—	(91,210)
Other comprehensive loss	(70)	(435)	(13,850)	—	(14,355)
Total comprehensive loss	$(60,761)	$(39,021)	$(5,783)	$—	$(105,565)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(14,174)	$59,768	$15,195	$—	$60,789

Adjustments to reconcile net income to net cash provided by (used in) operating activities	(63,313)	(11,245)	3,176	—	(71,382)
Net cash (used in) provided by operating activities	(77,487)	48,523	18,371	—	(10,593)
Capital expenditures	(564)	(14,330)	(2,101)	—	(16,995)
(Payments on) proceeds from sale of assets	(4,950)	4,078	298	—	(574)
Net cash used in investing activities	(5,514)	(10,252)	(1,803)	—	(17,569)
Net increase in revolving credit facility	(147,615)	—	—	—	(147,615)
Proceeds on issuance of debt	525,000	—	21,000	—	546,000
Retirements and repayments of debt	(376,327)	(3,322)	(35,798)	—	(415,447)
Payments of deferred financing costs	(16,275)	—	—	—	(16,275)
Dividends paid	(4,001)	—	—	—	(4,001)
Repurchase of restricted shares for minimum tax obligation	(1,048)	—	—	—	(1,048)
Intercompany financing and advances	33,130	(35,211)	2,081	—	—
Net cash provided by (used in) financing activities	12,864	(38,533)	(12,717)	—	(38,386)
Effect of exchange rate changes on cash	—	—	(1,407)	—	(1,407)
Net change in cash and cash equivalents	(70,137)	(262)	2,444	—	(67,955)
Cash and cash equivalents at beginning of period	70,192	429	22,186	—	92,807
Cash and cash equivalents at end of period	$55	$167	$24,630	$—	$24,852

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Six Months Ended September 30, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(60,691)	$(38,586)	$8,067	$—	$(91,210)

Adjustments to reconcile net income to net cash provided by (used in) operating activities	53,818	(180,109)	11,498	8,824	(105,969)
Net cash (used in) provided by operating activities	(6,873)	(218,695)	19,565	8,824	(197,179)
Capital expenditures	(583)	(21,145)	(2,526)	—	(24,254)
Proceeds from sale of assets	—	40,189	848	—	41,037
Net cash (used in) provided by investing activities	(583)	19,044	(1,678)	—	16,783
Net increase in revolving credit facility	219,773	—	—	—	219,773
Proceeds on issuance of debt	—	—	24,700	—	24,700
Retirements and repayments of debt	(703)	(11,320)	(46,800)	—	(58,823)
Payments of deferred financing costs	(1,922)	—	—	—	(1,922)
Dividends paid	(3,981)	—	—	—	(3,981)
Repurchase of restricted shares for minimum tax obligations	(548)	—	—	—	(548)
Intercompany financing and advances	(205,128)	211,208	2,744	(8,824)	—
Net cash provided by (used in) financing activities	7,491	199,888	(19,356)	(8,824)	179,199
Effect of exchange rate changes on cash	—	—	(1,395)	—	(1,395)
Net change in cash and cash equivalents	35	237	(2,864)	—	(2,592)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$79	$237	$32,911	$—	$33,227

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company is involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. In the three months ended September 30, 2019, the Company was awarded $5,400 in a legal judgment associated with a longstanding litigation matter arising from a prior acquisition. The Company expects to receive an additional $3,000 to $5,000 from this matter as reimbursement of legal expenses.
As the Company completes its restructuring plans as disclosed in Note 16, including the disposal of certain facilities, the Company may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made.

16.    RESTRUCTURING COSTS
As disclosed in the Company's Form 10-K for the year ended March 31, 2019, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2019. The Company incurred costs of $8,746 associated with new restructuring plans during the six months ended September 30, 2019. These costs, which are being incurred primarily within the Integrated Systems segment, pertain to third-party consulting costs and are estimated to be approximately $10,000 to $12,000 for the year ended March 31, 2020.

Triumph Group, Inc.
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
Highlights for the second quarter of the fiscal year ending March 31, 2020, included:

•	Net sales for the second quarter of the fiscal year ending March 31, 2020, were $772.1 million, compared with $855.1 million for the prior year period.

•	Operating income in the second quarter of fiscal 2020 was $61.0 million, compared with operating loss of $2.0 million for the second quarter of fiscal 2019.

•	Net income for the second quarter of fiscal 2020 was $42.7 million, compared with a net loss of $14.7 million for the second quarter of fiscal 2019.

•	Backlog as of September 30, 2019, was $3.66 billion. Of our existing backlog of $3.66 billion, we estimate that approximately $1.41 billion will not be shipped by September 30, 2020.

•	Net income for the second quarter of fiscal 2020 was $0.85 per diluted common share, as compared with a net loss of $0.30 per diluted share in the prior year period.

•
We used $10.6 million of cash flow from operating activities for the six months ended September 30, 2019, as compared with cash used in operations of $197.2 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. With the exception of certain consolidations and related shutdowns to be completed in future years, these plans were substantially complete as of March 31, 2019. For the six months ended September 30, 2019 and 2018, the Company incurred $8.7 million and $15.9 million in restructuring costs, respectively. As disclosed in Note 15, the Company may be exposed to additional costs that are not yet known or reasonably estimable which may have a material effect on its financial position or results of operations when such matters are identified and become reasonably estimable.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

From fiscal 2014 through fiscal 2019, our Aerospace Structures business unit had been performing design, development and initial manufacturing on several programs, including the Embraer second generation E-Jet ("E2-Jets") and more recently, the Gulfstream G500/G600 programs. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. While work progressed on these development programs, we have experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs which resulted in forward losses. Additionally, from fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on its production of the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding each program's impact on operations over the past three fiscal years.
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
In April 2019, we announced an agreement to assign our contract with Embraer for the manufacture of structural components for their program to ASTK. Under this agreement, we will remain a supplier to ASTK for the rudder and elevator components. We completed the assignment of our contract during the three months ended September 30, 2019, and recognized a gain of approximately $10,000 included in our Aerospace Structures operating income.
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
Further cost increases or an inability to meet revised recurring cost forecasts on the G500/G600 program may result in additional forward loss reserves in future periods, while improvements in future costs compared with current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
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

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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
Set forth below are descriptions of the financial items that have been excluded from our net income (loss) to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net income (loss) or income from continuing operations:

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

Triumph Group, Inc.
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
The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$42,701	$(14,676)	$60,789	$(91,210)
Legal judgment gain, net of expenses	(5,400)	—	(5,400)	—
(Gain) loss on sale of assets and businesses	(7,965)	13,118	(4,829)	17,837
Adoption of ASU 2017-07	—	—	—	87,241
Amortization of acquired contract liabilities, net	(22,616)	(16,804)	(39,556)	(34,038)
Depreciation and amortization	30,219	38,134	74,269	76,945
Interest expense and other	35,400	28,714	62,891	54,206
Curtailment gain and special termination benefits charges, net	(14,373)	—	(14,373)	—
Union represented employee incentives	5,671	—	5,671	—
Income tax expense	11,352	485	16,159	1,516
Adjusted EBITDA	74,989	48,971	155,621	112,497
Non-service defined benefit income (excluding curtailment and special termination benefits)	(14,043)	(16,524)	(28,918)	(33,061)
Adjusted EBITDAP	$60,946	$32,447	$126,703	$79,436
The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended September 30, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$61,037	$51,472	$13,608	$10,865	$(14,908)
Legal judgment gain, net of expenses	(5,400)	—	—	—	(5,400)
(Gain) loss on sale of assets and businesses	(7,965)	—	(10,121)	—	2,156
Amortization of acquired contract liabilities, net	(22,616)	(9,624)	(12,992)	—	—
Depreciation and amortization	30,219	6,983	21,285	1,099	852
Union represented employee incentives	5,671	—	5,671	—	—
Adjusted EBITDAP	$60,946	$48,831	$17,451	$11,964	$(17,300)

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(2,001)	$39,866	$(22,744)	$11,514	$(30,637)
Loss on sale of assets and businesses	13,118	—	—	—	13,118
Amortization of acquired contract liabilities, net	(16,804)	(8,768)	(8,036)	—	—
Depreciation and amortization	38,134	7,384	28,294	1,664	792
Adjusted EBITDAP	$32,447	$38,482	$(2,486)	$13,178	$(16,727)

	Six Months Ended September 30, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$96,548	$86,244	$25,891	$20,142	$(35,729)
Legal settlement gain, net of expenses	(5,400)	—	—	—	(5,400)
(Gain) loss on sale of assets and businesses	(4,829)	—	(10,121)	—	5,292
Amortization of acquired contract liabilities, net	(39,556)	(17,749)	(21,807)	—	—
Depreciation and amortization	74,269	14,050	56,344	2,189	1,686
Union represented employee incentives	5,671	—	5,671	—	—
Adjusted EBITDAP	$126,703	$82,545	$55,978	$22,331	$(34,151)

	Six Months Ended September 30, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(68,549)	$75,275	$(102,331)	$19,183	$(60,676)
Loss on sale of assets and businesses	17,837	—	—	—	17,837
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities, net	(34,038)	(17,617)	(16,421)	—	—
Depreciation and amortization	76,945	14,939	57,214	3,334	1,458
Adjusted EBITDAP	$79,436	$72,597	$25,703	$22,517	$(41,381)

Corporate operating loss includes share-based compensation expense of $2.9 million and $3.3 million for the three months ended September 30, 2019 and 2018, and $5.3 million and $5.7 million for the six months ended September 30, 2019 and 2018, respectively.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended September 30, 2019, compared with three months ended September 30, 2018

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net sales	$772,110	$855,108
Segment operating income	$75,945	$28,636
Corporate expense	(12,044)	(27,371)
Share-based compensation expense	(2,864)	(3,266)
Total operating income (loss)	61,037	(2,001)
Interest expense and other	35,400	28,714
Non-service defined benefit income	(28,416)	(16,524)
Income tax expense	11,352	485
Net income (loss)	$42,701	$(14,676)
Net sales decreased by $83.0 million, or 9.7%, to $772.1 million for the three months ended September 30, 2019, from $855.1 million for the three months ended September 30, 2018. Organic sales adjusted for inter-segment sales increased $87.5 million, or 12.8%, offset by declines from divestitures of $170.5 million. Organic sales increased primarily due to increased volumes on G280, G550, 767, and 787 programs, a new statement of work under the Mitsubishi M100 program, increases in engine components and military rotorcraft components as well as increased demand for accessory components. Net sales for the three months ended September 30, 2019, included $17.3 million in total nonrecurring revenues, as compared with $4.9 million in nonrecurring revenues for the three months ended September 30, 2018.
Cost of sales decreased $102.2 million, or 14.1%, to $622.2 million for the three months ended September 30, 2019, from $724.5 million for the three months ended September 30, 2018. Organic cost of sales adjusted for inter-segment sales increased $84.4 million, or 15.7%, offset by declines from divestitures of $186.6 million. Organic cost of sales increased primarily due to the higher volumes in the above programs partially offset by a reduction of cost of sales as a result of a $5.3 million reduction in an acquired contract reserves. The organic gross margin for the three months ended September 30, 2019 was 19.3%, as compared with 21.2%, for the three months ended September 30, 2018.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $5.1 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $18.3 million and gross unfavorable adjustments of $23.4 million. Gross margin for the three months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments of $10.2 million.
Segment operating income increased by $47.3 million, or 165.2%, to $75.9 million for the three months ended September 30, 2019, from $28.6 million for the three months ended September 30, 2018. Organic segment operating income increased by $18.3 million primarily due to the approximately $10.0 million gain recognized as a result of the transfer of the E-2 Jets program to ASTK. Divestitures contributed $29.0 million improvement to operating income due to operating losses in the prior period, including $38.4 million on the Global 7500 program. Organic operating income for the three months ended September 30, 2019 also increased due to a decrease in compensation cost of $5.4 million and research and development cost of $3.8 million partially offset by the incentives paid to union represented employees of $5.7 million.
Corporate expenses were $12.0 million for the three months ended September 30, 2019, as compared with $27.4 million for the three months ended September 30, 2018. The decrease in corporate expenses was $15.3 million, or 56.0%, and was primarily the result of decreased loss on sale of assets and businesses as well as the current period gain on a legal judgment.

Interest expense and other increased by $6.7 million, or 23.3%, to $35.4 million for the three months ended September 30, 2019, compared with $28.7 million for the three months ended September 30, 2018, due to a write-off of deferred financing costs of approximately $3.0 million as a result of the debt transactions disclosed in Note 7 and higher interest expense due to differences in relative debt levels and higher interest rates.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The effective income tax rate for the three months ended September 30, 2019, was 21.0% compared with (2.2)% for the three months ended September 30, 2018. For the three months ended September 30, 2019, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance - Three months ended September 30, 2019, compared with three months ended September 30, 2018
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures, and Product Support. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources.
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
We currently generate a majority of our revenue from customers in the commercial aerospace industry, the military, the business jet industry and the regional airline industry. Our growth and financial results are largely dependent on continued demand for our products and services from customers in these industries. If any of these industries experiences a downturn, our customers in these sectors may conduct less business with us. The following table summarizes our net sales by end market by business segment. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			% of Total Sales
	2019	2018	% Change	2019	2018
	(in thousands)
NET SALES
Integrated Systems	$285,980	$260,717	9.7%	37.0%	30.5%
Aerospace Structures	422,579	528,367	(20.0)%	54.7%	61.8%
Product Support	67,394	72,199	(6.7)%	8.7%	8.4%
Elimination of inter-segment sales	(3,843)	(6,175)	(37.8)%	(0.5)%	(0.7)%
Total Net Sales	$772,110	$855,108	(9.7)%	100.0%	100.0%

	Three Months Ended September 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$51,472	$39,866	29.1%	18.0%	15.3%
Aerospace Structures	13,608	(22,744)	(159.8)%	3.2%	(4.3)%
Product Support	10,865	11,514	(5.6)%	16.1%	15.9%
Corporate	(12,044)	(27,371)	56.0%	n/a	n/a
Share-based compensation expense	(2,864)	(3,266)	12.3%	n/a	n/a
Total Operating Income (Loss)	$61,037	$(2,001)		7.9%	(0.2)%

	Three Months Ended September 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$48,831	$38,482	26.9%	17.7%	15.3%
Aerospace Structures	17,451	(2,486)	(802.0)%	4.3%	(0.5)%
Product Support	11,964	13,178	(9.2)%	17.8%	18.3%
Corporate and share-based compensation	(17,300)	(16,727)	(3.4)%	n/a	n/a
	$60,946	$32,447	87.8%	8.1%	3.9%

Integrated Systems: Integrated Systems net sales increased by $25.3 million, or 9.7%, to $286.0 million for the three months ended September 30, 2019, from $260.7 million for the three months ended September 30, 2018. The increase was primarily due to increased volumes on aftermarket spare part sales as well as approximately $5.0 million in a nonrecurring licensing transaction.
Integrated Systems cost of sales increased by $7.8 million, or 4.2%, to $192.7 million for the three months ended September 30, 2019, from $184.9 million for the three months ended September 30, 2018. The increase was driven by the increased sales volume noted above partially offset by the reversal of $5.3 million in acquired contract reserves due to contract modifications.
The gross margin for the three months ended September 30, 2019, was 32.6% compared with 29.1% for the three months ended September 30, 2018. The increase in gross margin for the three months ended September 30, 2019, is the result of a change in sales mix, the nonrecurring licensing transaction, and the reversal of the acquired contract reserve note above.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Integrated Systems operating income increased by $11.6 million, or 29.1%, to $51.5 million for the three months ended September 30, 2019, from $39.9 million for the three months ended September 30, 2018. Adjusted EBITDAP increased by $10.3 million, or 26.9%, to $48.8 million for the three months ended September 30, 2019, from $38.5 million for the three months ended September 30, 2018. The increase of both operating income and Adjusted EBITDAP was due to the increased gross margin as noted above, partially offset by increased restructuring costs of $3.4 million.
Integrated Systems operating income as a percentage of segment sales increased to 18.0% for the three months ended September 30, 2019, as compared with 15.3% for the three months ended September 30, 2018. The same factors noted above affecting the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $105.8 million, or 20.0%, to $422.6 million for the three months ended September 30, 2019, from $528.4 million for the three months ended September 30, 2018. Organic sales increased $57.1 million, or 15.6%. Net sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $162.9 million. The organic sales increased due to increased volumes on G280, G550, 767, and 787 programs, as well as a new statement of work under the Mitsubishi M100 program. Net sales for the three months ended September 30, 2019, included $12.3 million in total nonrecurring revenues, as compared with $4.9 million in total nonrecurring revenues for the three months ended September 30, 2018.
Aerospace Structures cost of sales decreased by $107.7 million, or 21.9%, to $384.3 million for the three months ended September 30, 2019, from $492.1 million for the three months ended September 30, 2018. Organic cost of sales increased $72.9 million, or 23.4%. Cost of sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $180.7 million. The increase in organic cost of sales was primarily due to the increased volumes noted above as well as $5.7 million of current period charges included in cost of sales associated with incentives paid to union represented employees. Additionally, in the prior period the Company benefited from a reduction in the forward loss reserve on a Gulfstream program of $7.6 million. The organic gross margin for the three months ended September 30, 2019, was 9.1% compared with 14.8% for the three months ended September 30, 2018.
Aerospace Structures cost of sales for the three months ended September 30, 2019, included net unfavorable cumulative catch-up adjustments on long-term contracts of $5.3 million. The cumulative catch-up adjustments to gross margin for the three months ended September 30, 2019, included gross favorable adjustments of $17.6 million and gross unfavorable adjustments of $23.0 million. Segment cost of sales for the three months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments of $12.4 million.
Aerospace Structures operating income increased by $36.4 million, or 159.8%, to $13.6 million for the three months ended September 30, 2019, from $22.7 million for the three months ended September 30, 2018. The organic operating income increased $6.7 million, or 96.6%. Operating income increased as a result of the fiscal 2019 Aerostructures divestitures by $29.7 million. Organic operating income increased for the three months ended September 30, 2019, primarily due to lower overall compensation costs due to decreased severance charges and headcount as well as the approximately $10.0 million gain recognized as a result of the transfer of the E-2 Jets program to ASTK. The increase in Adjusted EBITDAP year over year is due to the increased operating income noted above.
Aerospace Structures operating income as a percentage of segment sales was 3.2% for the three months ended September 30, 2019, as compared with operating loss as a percentage of segment sales of (4.3)% for the three months ended September 30, 2018. The Adjusted EBITDAP margin year over year has increased for the same reasons noted above for operating income.

Product Support: Product Support net sales decreased by $4.8 million, or 6.7%, to $67.4 million for the three months ended September 30, 2019, from $72.2 million for the three months ended September 30, 2018. The decrease was primarily the result of the divestiture of NAAS partially offset by increases due to improvement in demand for accessory component repairs.
Product Support cost of sales decreased by $4.7 million, or 8.7%, to $49.1 million for the three months ended September 30, 2019, from $53.7 million for the three months ended September 30, 2018. The decrease was driven by the divestiture of NAAS partially offset by the increased sales noted above. Organic gross margin for the three months ended September 30, 2019, was 27.2% compared with 25.9% for the three months ended September 30, 2018.
Product Support operating income decreased by $0.6 million, or 5.6%, to $10.9 million for the three months ended September 30, 2019, from $11.5 million for the three months ended September 30, 2018. The decrease was driven by the divestiture of NAAS.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Product Support operating income as a percentage of segment sales increased to 16.1% for the three months ended September 30, 2019, as compared with 15.9% for the three months ended September 30, 2018. The Adjusted EBITDAP margin was 17.8% for the three months ended September 30, 2019, as compared with 18.3% for the three months ended September 30, 2018.

Six months ended September 30, 2019, compared with six months ended September 30, 2018

	Six Months Ended September 30,
	2019	2018
	(dollars in thousands)
Net sales	$1,502,341	$1,688,008
Segment operating income (loss)	$132,277	$(7,873)
Corporate expense	(30,439)	(54,948)
Share-based compensation expense	(5,290)	(5,728)
Total operating income (loss)	96,548	(68,549)
Interest expense and other	62,891	54,206
Non-service defined benefit income	(43,291)	(33,061)
Income tax expense	16,159	1,516
Net income (loss)	$60,789	$(91,210)

Net sales decreased by $185.7 million, or 11.0%, to $1.50 billion for the six months ended September 30, 2019, from $1.69 billion for the six months ended September 30, 2018. Organic sales adjusted for inter-segment sales increased by $130.6 million, or 9.5%, offset by declines from divestitures of $316.3 million. Organic sales increased primarily due to increased volumes on G280, G550, 767, and 787 programs, a new statement of work under the Mitsubishi M100 program, increased volume and pricing on E-2 Jets sales to ASTK, increases in engine components and military rotorcraft components as well as increased demand for accessory components. Net sales for the six months ended September 30, 2019, included $25.2 million in total nonrecurring revenues, as compared with $44.3 million in nonrecurring revenues for the six months ended September 30, 2018.
Cost of sales decreased by $290.2 million, or 19.4%, to $1.20 billion for the six months ended September 30, 2019, from $1.49 billion for the six months ended September 30, 2018. Organic cost of sales adjusted for inter-segment sales increased $49.2 million, or 4.3%, offset by declines from divestitures of $339.4 million. The increase in organic cost of sales increased due to the increase in organic sales mentioned above partially offset by the nonrecurring charge of $87.2 million in the six months ended September 30, 2018, arising from the adoption of ASU 2017-07. The organic gross margin for the six months ended September 30, 2019, was 19.7%, as compared with 15.6% for the six months ended September 30, 2018.
Gross margin for the six months ended September 30, 2019, included net unfavorable cumulative catch-up adjustments on long-term contracts of $12.3 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $24.6 million and gross unfavorable adjustments of $36.9 million. Gross margin for the six months ended September 30, 2018, included the previously mentioned net unfavorable cumulative catch-up adjustments of $13.0 million.

Segment operating income increased by $140.2 million, or 1,780.1%, to operating income of $132.3 million for the six months ended September 30, 2019, from an operating loss of $(7.9) million for the six months ended September 30, 2018. Organic segment operating income increased $90.5 million. Divestitures contributed additional increases to operating income of $49.7 million. Organic operating income for the six months ended September 30, 2019, primarily increased due to the factors noted above, as well as the $10.0 million gain recognized upon the assignment of the E-2 Jets contract to ASTK in the current year. Additionally, research and development expenses were higher in the prior year by approximately $7.6 million.
Corporate expenses were $30.4 million for the six months ended September 30, 2019, as compared with $54.9 million for the six months ended September 30, 2018. The decrease in corporate expenses of $24.5 million, or 44.6%, was primarily due to

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

decreases in losses on divestitures of $12.5 million and compensation costs of $5.4 million as well as the current period gain on a legal judgment of $5.4 million.
Interest expense and other increased by $8.7 million, or 16.0%, to $62.9 million for the six months ended September 30, 2019, compared with $54.2 million for the six months ended September 30, 2018, due to a write-off of deferred financing costs of approximately $3.0 million as a result of the debt transactions disclosed in Note 7 and higher interest expense due to differences in relative debt levels and higher interest rates.
The effective income tax rate for the six months ended September 30, 2019, was 21.0% compared with (1.6)% for the six months ended September 30, 2018. For the six months ended September 30, 2019, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance - Six months ended September 30, 2019, compared with six months ended September 30, 2018:

	Six Months Ended September 30,			% of Total Sales
	2019	2018	% Change	2019	2018
	(in thousands)
NET SALES
Integrated Systems	$538,206	$501,756	7.3%	35.8%	29.7%
Aerospace Structures	841,757	1,060,753	(20.6)%	56.0%	62.8%
Product Support	129,149	138,414	(6.7)%	8.6%	8.2%
Elimination of inter-segment sales	(6,771)	(12,915)	(47.6)%	(0.5)%	(0.8)%
Total Net Sales	$1,502,341	$1,688,008	(11.0)%	100.0%	100.0%

	Six Months Ended September 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$86,244	$75,275	14.6%	16.0%	15.0%
Aerospace Structures	25,891	(102,331)	(125.3)%	3.1%	(9.6)%
Product Support	20,142	19,183	5.0%	15.6%	13.9%
Corporate	(30,439)	(54,948)	44.6%	n/a	n/a
Share-based compensation	(5,290)	(5,728)	7.6%
Total Operating Income (Loss)	$96,548	$(68,549)		6.4%	(4.1)%

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended September 30,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$82,545	$72,597	13.7%	15.9%	15.0%
Aerospace Structures	55,978	25,703	117.8%	6.8%	2.5%
Product Support	22,331	22,517	(0.8)%	17.3%	16.3%
Corporate and share-based compensation	(34,151)	(41,381)	17.5%	n/a	n/a
	$126,703	$79,436	59.5%	8.7%	4.8%

Integrated Systems: Integrated Systems net sales increased by $36.5 million, or 7.3%, to $538.2 million for the six months ended September 30, 2019, from $501.8 million for the six months ended September 30, 2018. The increase was due to increased volumes on engine components, military rotorcraft components, and aftermarket spare part sales as well as $5.0 million in a nonrecurring licensing transaction.
Integrated Systems cost of sales increased by $19.3 million, or 5.4%, to $374.2 million for the six months ended September 30, 2019, from $354.9 million for the six months ended September 30, 2018. Cost of sales increased due to the sales increase noted above and sales mix, partially offset by a reduction of cost of sales as a result of a $5.3 million reduction in acquired contract reserves.
The gross margin for the six months ended September 30, 2019, was 30.5% compared with 29.3% for the six months ended September 30, 2018. The increase in gross margin for the six months ended September 30, 2019, is the result of sales mix as well as the favorable impact on margin from the nonrecurring licensing transaction and reduction in acquired contract reserves.
Integrated Systems operating income increased by $11.0 million, or 14.6%, to $86.2 million for the six months ended September 30, 2019, from $75.3 million for the six months ended September 30, 2018. Operating income increased due to the increased gross margin as noted above, partially offset by increased restructuring costs of $3.4 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.
Integrated Systems operating income as a percentage of segment sales increased to 16.0% for the six months ended September 30, 2019, as compared with 15.0% for the six months ended September 30, 2018, due to the increased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $219.0 million, or 20.6%, to $841.8 million for the six months ended September 30, 2019, from $1.06 billion for the six months ended September 30, 2018. Organic sales increased $81.1 million, or 10.7%. Net sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $300.1 million. The organic sales increased due to the increased volumes and pricing related to the E-2 Jets and 787 programs and increased volumes for the G280, G550, and 777 programs, and a new statement of work under the Mitsubishi M100 program. Net sales for the six months ended September 30, 2019, included $20.2 million in total nonrecurring revenues, as compared with $44.3 million in total nonrecurring revenues for the six months ended September 30, 2018.
Aerospace Structures cost of sales decreased by $304.9 million, or 29.1%, to $742.6 million for the six months ended September 30, 2019, from $1.05 billion for the six months ended September 30, 2018. The organic cost of sales increased $21.8 million, or 3.0%. Cost of sales decreased as a result of the fiscal 2019 Aerostructures divestitures by $326.7 million. The organic cost of sales increased due to the increase in organic sales mentioned above offset by the nonrecurring charge of $87.2 million in the six months ended September 30, 2018, arising from the adoption of ASU 2017-07. The organic gross margin for the six months ended September 30, 2019, was 11.8% compared with 5.2% for the six months ended September 30, 2018.
Aerospace Structures cost of sales for the six months ended September 30, 2019, included net unfavorable cumulative catch-up adjustments of $11.8 million. The cumulative catch-up adjustments to gross margin for the six months ended September 30, 2019, included gross favorable adjustments of $24.6 million and gross unfavorable adjustments of $36.4 million. Segment cost of sales for the six months ended September 30, 2018, included net unfavorable cumulative catch-up adjustments of $12.8 million.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Aerospace Structures operating increased by $128.2 million, or 125.3%, to $25.9 million for the six months ended September 30, 2019, compared with an operating loss of $102.3 million for the six months ended September 30, 2018. The organic operating income increased $77.3 million or 150.4%. Operating income increased as a result of the fiscal 2019 Aerostructures divestitures prior period operating losses of $51.0 million. Organic operating income increased for the same reasons noted above for gross margin as well as lower compensation due to decreased severance and headcount and the approximately $10.0 million gain recognized as a result of the transfer of the E-2 Jets program to ASTK. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.
Aerospace Structures operating income as a percentage of segment sales increased to 3.1% for the six months ended September 30, 2019, as compared with (9.6)% for the six months ended September 30, 2018, due to the increase in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Product Support: Product Support net sales decreased by $9.3 million, or 6.7%, to $129.1 million for the six months ended September 30, 2019, from $138.4 million for the six months ended September 30, 2018. The decrease was primarily the result of the divestiture of NAAS partially offset by increases due to improvement in demand for accessory component repairs.
Product Support cost of sales decreased by $10.7 million, or 10.2%, to $94.5 million for the six months ended September 30, 2019, from $105.2 million for the six months ended September 30, 2018. The decrease was driven by the divestiture of NAAS partially offset by the increased sales noted above. Organic gross margin for the six months ended September 30, 2019, was 26.8% compared with 24.4% for the six months ended September 30, 2018.
Product Support operating income increased by $1.0 million, or 5.0%, to $20.1 million for the six months ended September 30, 2019, from $19.2 million for the six months ended September 30, 2018. The increased gross margins contributed to the increase in operating income and Adjusted EBITDAP year over year.
Product Support operating income as a percentage of segment sales increased to 15.6% for the six months ended September 30, 2019, as compared with 13.9% for the six months ended September 30, 2018, due to the increased gross profit noted above and the lower sales due to the divestiture of NAAS. These same factors contributed to the increased Adjusted EBITDAP margin year over year.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the six months ended September 30, 2019, we used approximately $10.6 million of cash flows from operating activities, used approximately $17.6 million in investing activities and used approximately $38.4 million in financing activities.
Cash flows used in operating activities for the six months ended September 30, 2019, were $10.6 million, compared with cash flows used in operating activities for the six months ended September 30, 2018, of $197.2 million. We continue to invest in inventory to support ramping programs and also liquidated approximately $40.0 million in prior period customer advances against current period deliveries.
Cash flows used in investing activities for the six months ended September 30, 2019, decreased $34.4 million from the six months ended September 30, 2018. Cash flows used in investing activities for the six months ended September 30, 2019, included capital expenditures of $17.0 million and payments on a working capital true-up from the prior period sale of assets net of current period proceeds from sales of assets of $0.6 million. Cash provided by investing activities for the six months ended September 30, 2018, included capital expenditures of $24.3 million and proceeds from the sale of assets of $41.0 million.
Cash flows used in financing activities for the six months ended September 30, 2019, were $38.4 million, compared with cash flows provided by financing activities for the six months ended September 30, 2018, of $179.2 million.
As of September 30, 2019, $393.3 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On September 30, 2019, an aggregate amount of $67.4 million was outstanding under the Credit Facility, all of which was accruing interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
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
At September 30, 2019, there was $65.9 million outstanding under our receivable securitization facility ("Securitization Facility"). Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not affected by the borrowing capacity of the Credit Facility.
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
The indentures governing the Senior Notes, as well as the Credit Facility and Securitization Facility, contain covenants that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the Senior Notes); and (viii) enter into transactions with affiliates. The Company is currently in compliance with all financial covenants under its debt agreements. Although the Company does not anticipate any violations of the financial covenants, its ability to comply with these covenants is depended upon achieving earnings and cash flow projections.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For further details regarding the Company's long-term debt arrangements, including the 2021 Notes, the 2022 Notes, 2024 Notes, and the 2025 Notes (collectively, the "Senior Notes"), including current period transactions, refer to Note 7.
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
As of September 30, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
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

Exhibit 4.1	Indenture, dated as of September 23, 2019, between Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee.
Exhibit 4.2	Form of 6.250% Senior Secured Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).
Exhibit 10.1	Eleventh Amendment to the Third Amended and Restated Credit Agreement, dated September 23, 2019.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and six months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	November 7, 2019
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	November 7, 2019
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	November 7, 2019
Thomas A. Quigley, III, Vice President and Controller
(Principal Accounting Officer)