Form 10-Q
period 2019-12-31
TRIUMPH GROUP INC
filed 2020-02-06
CIK 1021162

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2019

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
Common Stock, par value $0.001 per share, 51,849,181 shares outstanding as of February 4, 2020.

TRIUMPH GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements.

Triumph Group, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2019	March 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,594	$92,807
Trade and other receivables, less allowance for doubtful accounts of $3,822 and $3,646	300,730	373,590
Contract assets	241,875	326,667
Inventory, net	473,863	413,560
Prepaid expenses and other current assets	26,133	34,446
Total current assets	1,096,195	1,241,070
Property and equipment, net	433,475	543,710
Goodwill	583,699	583,225
Intangible assets, net	394,782	430,954
Other, net	117,235	55,615
Total assets	$2,625,386	$2,854,574
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$7,795	$8,201
Accounts payable	379,989	433,783
Contract liabilities	264,463	293,719
Accrued expenses	231,065	239,572
Total current liabilities	883,312	975,275
Long-term debt, less current portion	1,400,893	1,480,620
Accrued pension and other postretirement benefits	496,284	540,479
Deferred income taxes	16,709	6,964
Other noncurrent liabilities	361,085	424,549
Stockholders’ deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 51,829,774 and 49,887,268 shares outstanding	52	52
Capital in excess of par value	804,133	867,545
Treasury stock, at cost, 631,146 and 2,573,652 shares	(38,424)	(159,154)
Accumulated other comprehensive loss	(545,299)	(487,684)
Accumulated deficit	(753,359)	(794,072)
Total stockholders’ deficit	(532,897)	(573,313)
Total liabilities and stockholders’ deficit	$2,625,386	$2,854,574

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net sales	$704,666	$807,895	$2,207,007	$2,495,903
Operating costs and expenses:
Cost of sales (exclusive of depreciation presented separately below)	546,282	713,274	1,750,751	2,207,962
Selling, general and administrative	65,974	71,823	194,512	223,031
Depreciation and amortization	29,843	37,404	104,112	114,349
Restructuring costs	4,744	2,327	13,490	18,206
Legal judgment gain, net of expenses	(3,857)	—	(9,257)	—
Loss on sale of assets and businesses, net	60,019	—	55,190	17,837
	703,005	824,828	2,108,798	2,581,385
Operating income (loss)	1,661	(16,933)	98,209	(85,482)
Non-service defined benefit income	(13,989)	(16,520)	(57,280)	(49,581)
Interest expense and other, net	33,178	29,309	96,069	83,515
(Loss) income before income taxes	(17,528)	(29,722)	59,420	(119,416)
Income tax (benefit) expense	(3,682)	1,223	12,477	2,739
Net (loss) income	$(13,846)	$(30,945)	$46,943	$(122,155)

(Loss) earnings per share—basic:	$(0.27)	$(0.62)	$0.94	$(2.46)

Weighted average common shares outstanding—basic	50,395	49,668	50,074	49,616

(Loss) earnings per share—diluted:	$(0.27)	$(0.62)	$0.93	$(2.46)

Weighted average common shares outstanding—diluted	50,395	49,668	50,591	49,616

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net (loss) income	$(13,846)	$(30,945)	$46,943	$(122,155)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,074	(7,725)	2,164	(21,211)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Prior service gain, net of taxes of $0	—	—	(4,898)	—
Actuarial loss, net of taxes of $0	—	—	(118,073)	—
Reclassifications from accumulated other comprehensive income - losses (gains), net of tax expense (benefits):
Amortization of net loss, net of taxes of $0 and $0 for the three months ended and $0 and $0 for the nine months ended, respectively	6,486	1,676	14,044	5,028
Recognized prior service credits, net of taxes of $0 and $0 for the three months ended and $0 and $0 for the nine months ended, respectively	(1,459)	(2,075)	46,044	(6,225)
Total defined benefit pension plans and other postretirement expense (benefit), net of taxes	5,027	(399)	(62,883)	(1,197)
Cash flow hedges:
Unrealized gain arising during period, net of tax of $0 and $(72) for the three months ended and $0 and $(136) for the nine months ended, respectively	4,581	47	4,921	787
Reclassification of loss included in net earnings, net of tax of $0 and $67 for the three months ended and $0 and $190 for the nine months ended, respectively	(80)	(327)	(1,817)	(1,138)
Net unrealized gain (loss) on cash flow hedges, net of tax	4,501	(280)	3,104	(351)
Total other comprehensive income (loss)	20,602	(8,404)	(57,615)	(22,759)
Total comprehensive income (loss)	$6,756	$(39,349)	$(10,672)	$(144,914)

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
For the three and nine months ended December 31, 2019
(dollars in thousands)
(unaudited)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(487,684)	$(794,072)	$(573,313)
Net income	—	—	—	—	—	18,088	18,088
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	1,409	—	1,409
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of restricted shares for minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
Balance, June 30, 2019	50,005,153	$52	$859,280	$(149,767)	$(489,277)	$(778,207)	$(557,919)
Net income	—	—	—	—	—	42,701	42,701
Foreign currency translation adjustment	—	—	—	—	(6,227)	—	(6,227)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(69,319)	—	(69,319)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,078)	—	(1,078)
Cash dividends ($0.04 per share)	—	—	—	—	—	(2,003)	(2,003)
Share-based compensation	59,938	—	(850)	3,654	—	—	2,804
Repurchase of restricted shares for minimum tax obligation	(764)	—	—	(5)	—	—	(5)
Employee stock purchase plan	10,196	—	(400)	622	—	—	222
Balance, September 30, 2019	50,074,523	$52	$858,030	$(145,496)	$(565,901)	$(737,509)	$(590,824)
Net loss	—	—	—	—	—	(13,846)	(13,846)
Foreign currency translation adjustment	—	—	—	—	11,074	—	11,074
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,027	—	5,027
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	4,501	—	4,501
Cash dividends ($0.04 per share)	—	—	—	—	—	(2,004)	(2,004)
Share-based compensation	18,723	—	1,927	1,141	—	—	3,068
Repurchase of restricted shares for minimum tax obligation	(5,092)	—	—	(131)	—	—	(131)
Employee stock purchase plan	10,917	—	(428)	666	—	—	238
Contribution of treasury shares to pension plan	1,730,703	—	(55,396)	105,396	—	—	50,000
Balance, December 31, 2019	51,829,774	$52	$804,133	$(38,424)	$(545,299)	$(753,359)	$(532,897)

Triumph Group, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
For the three and nine months ended December 31, 2018
(dollars in thousands)
(unaudited)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance, March 31, 2018	49,669,848	$51	$851,280	$(179,082)	$(367,870)	$146,155	$450,534
Net loss	—	—	—	—	—	(76,534)	(76,534)
Adoption of ASC 606	—	—	—	—	—	(584,951)	(584,951)
Foreign currency translation adjustment	—	—	—	—	(14,524)	—	(14,524)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $160	—	—	—	—	(1,035)	—	(1,035)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,988)	(1,988)
Share-based compensation	102,248	—	(84)	2,548	—	—	2,464
Repurchase of restricted shares for minimum tax obligation	(23,756)	—	—	(532)	—	—	(532)
Employee stock purchase plan	16,020	—	(644)	1,028	—	—	384
Balance, June 30, 2018	49,764,360	$51	$850,552	$(176,038)	$(383,828)	$(517,318)	$(226,581)
Net loss	—	—	—	—	—	(14,676)	(14,676)
Other	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	1,038	—	1,038
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $(101)	—	—	—	—	964	—	964
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,993)	(1,993)
Share-based compensation	31,596	—	2,671	595	—	—	3,266
Repurchase of restricted shares for minimum tax obligation	(857)	—	—	(16)	—	—	(16)
Employee stock purchase plan	17,618	—	(821)	1,148	—	—	327
Balance, September 30, 2018	49,812,717	$51	$852,402	$(174,311)	$(382,225)	$(533,968)	$(238,051)
Net loss	—	—	—	—	—	(30,945)	(30,945)
Other	—	—	—	—	—	(84)	(84)
Foreign currency translation adjustment	—	—	—	—	(7,725)	—	(7,725)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(399)	—	(399)
Change in fair value of foreign currency hedges, net of income taxes of $(5)	—	—	—	—	(280)	—	(280)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,994)	(1,994)
Share-based compensation	25,524	—	1,077	1,680	—	—	2,757
Repurchase of restricted shares for minimum tax obligation	(4,735)	—	—	(97)	—	—	(97)
Employee stock purchase plan	14,567	—	(636)	957	—	—	321
Balance, December 31, 2018	49,848,073	$51	$852,843	$(171,771)	$(390,629)	$(566,991)	$(276,497)

Triumph Group, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended December 31,
	2019	2018

Operating Activities
Net income (loss)	$46,943	$(122,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104,112	114,349
Amortization of acquired contract liabilities	(56,153)	(48,769)
Loss on sale of assets and businesses, net	55,190	17,837
Curtailment and special termination benefits gain, net	(14,373)	—
Other amortization included in interest expense	9,114	6,811
Provision for doubtful accounts receivable	632	622
Provision for deferred income taxes	8,108	—
Employee stock-based compensation	8,245	8,509
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions of businesses:
Trade and other receivables	72,278	8,669
Contract assets	53,047	6,240
Inventories	(67,764)	(61,563)
Prepaid expenses and other current assets	11,315	1,615
Accounts payable, accrued expenses and contract liabilities	(143,718)	(72,639)
Accrued pension and other postretirement benefits	(46,693)	(55,150)
Other	(995)	2,508
Net cash provided by (used in) operating activities	39,288	(193,116)
Investing Activities
Capital expenditures	(27,250)	(34,824)
Proceeds from sale of assets	49,956	41,417
Net cash provided by investing activities	22,706	6,593
Financing Activities
Net (decrease) increase in revolving credit facility	(215,000)	218,066
Proceeds from issuance of long-term debt and finance leases	570,980	45,000
Repayment of debt and finance lease obligations	(433,197)	(73,011)
Payment of deferred financing costs	(17,545)	(1,941)
Dividends paid	(6,005)	(5,975)
Repurchase of restricted shares for minimum tax obligation	(1,179)	(645)
Net cash (used in) provided by financing activities	(101,946)	181,494
Effect of exchange rate changes on cash	739	(2,126)
Net change in cash	(39,213)	(7,155)
Cash and cash equivalents at beginning of period	92,807	35,819
Cash and cash equivalents at end of period	$53,594	$28,664

SEE ACCOMPANYING NOTES.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2020. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2019 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2019.

The Company designs, engineers, manufactures, repairs, and overhauls a broad portfolio of aerostructures, aircraft components, accessories, subassemblies, and systems. The Company serves a broad, worldwide spectrum of the aviation industry, including original equipment manufacturers of commercial, regional, business, and military aircraft and aircraft components, as well as commercial and regional airlines and air cargo carriers. The Company and its subsidiaries are organized based on the products and services that they provide. Under this organizational structure, the Company has three reportable segments: Integrated Systems, Aerospace Structures, and Product Support.
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
Aerospace Structures consists of the Company’s operations that supply commercial, business, regional and military manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings; wing boxes; fuselage panels; horizontal and vertical tails; subassemblies such as floor grids; and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, autoclave bonding and conventional mechanical fasteners and a variety of special processes, including super plastic titanium forming, aluminum and titanium chemical milling, surface treatments, and integrated testing and certification services.
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
Standards Recently Implemented
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets.  The Company adopted the standard as of April 1, 2019, using the modified retrospective approach and applying the standard’s transition provisions at the adoption date. Reporting periods beginning on

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

or after April 1, 2019, are presented in accordance with Accounting Standards Codification ("ASC") 842, Leases. Prior periods have not been adjusted and continue to be reported in accordance with previous accounting standards. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to not reassess the historical lease classification.
Adoption of the new standard resulted in the recognition of operating lease ROU assets and lease liabilities of $76,444 and $84,663, respectively, with the difference due to prepaid and deferred rent that were reclassified to the ROU asset value. An adjustment to opening retained earnings of $225 was also recognized. The standard did not materially affect the Company's consolidated statements of operations or cash flows. See Note 5 for further details.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within AOCI to retained earnings. The Company adopted the provisions of this ASU in the first quarter of 2019 and elected not to reclassify the income tax effects of U.S. tax reform from items in accumulated other comprehensive income. The Company's policy is to release the tax effects from accumulated other comprehensive income when the related portfolio is derecognized.
Standards Issued Not Yet Implemented
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-13 and does not expect the adoption to have a significant impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect that ASU 2018-14 will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company currently expects to adopt the standard prospectively and does not expect adoption to have a significant impact on its consolidated financial statements and related disclosures.

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
Management identifies the promises to the customer. Promises are generally explicitly stated in each contract, but management also evaluates whether any promises are implied based on the terms of the agreement, past business practice, or other facts and circumstances. Each promise is evaluated to determine if it is a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service. The Company considers a number of factors when determining whether a promise is a performance obligation, including whether the customer can benefit from the good or service on its own or together with other resources that are readily available to the customer, whether the Company provides a significant service of integrating goods or services to deliver a combined output to the customer, or whether the goods or services are highly interdependent. The Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs for original equipment manufacturers ("OEMs").
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
Revenue is recognized when or as control of promised products or services transfers to a customer and is recognized at the amount allocated to each performance obligation associated with the transferred products or services. Service sales, principally representing repair, maintenance, and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. The Company recognizes revenue over time as it performs on these contracts because of the continuous transfer of control to the customer as represented by work that is performed on a customer-owned asset or by contractual terms that entitle the Company to the reimbursement of costs plus a reasonable profit for work performed to manufacture products for which the Company has no alternate use.
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
For the three months ended December 31, 2019, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales by approximately $4,722 and decreased operating income, net income, and earnings per share by approximately $(210), $(166) and $0.00, net of tax, respectively. For the three months ended December 31, 2018, cumulative catch-up adjustments from changes in estimates increased net sales by approximately $674 and increased operating loss, net loss, and loss per share by approximately $(47,028), $(47,028) and $(0.95), net of tax, respectively.
For the nine months ended December 31, 2019, cumulative catch-up adjustments from changes in estimates, including changes in forward loss estimates, increased net sales by approximately $2,347 and decreased operating income, net income, and earnings per share by approximately $(16,393), $(12,950) and $(0.26), net of tax, respectively. For the nine months ended December 31, 2018, cumulative catch-up adjustments from changes in estimates decreased net sales by approximately $(5,632) and increased operating loss, net loss, and loss per share by approximately $(59,407), $(59,407) and $(1.20), net of tax, respectively. The fiscal year 2019 cumulative catch-up adjustments do not include a non-cash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate inseparable from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.
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
Concentration of Credit Risk
The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 15% and 18% of total trade accounts receivable as of December 31, 2019 and March 31, 2019, respectively. Trade accounts receivable from Gulfstream Aerospace Corporation ("Gulfstream") represented approximately 4% and 11% of total trade accounts receivable as of December 31, 2019 and March 31, 2019, respectively. Trade and other accounts receivable from Bombardier Inc. ("Bombardier") include receivables from transition services and represented approximately 12% and 13% as of December 31, 2019 and March 31, 2019, respectively. The Company had no other concentrations of credit risk of more than 10%.
Sales to Boeing for the nine months ended December 31, 2019, were $742,495, or 34% of net sales, of which $172,438, $552,641, and $17,416 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Boeing for the nine months ended December 31, 2018, were $761,952, or 31% of net sales, of which $167,870, $583,971 and $10,111 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
Sales to Gulfstream for the nine months ended December 31, 2019, were $268,917, or 12% of net sales, of which $1,658, $266,421, and $838 were from the Integrated Systems, Aerospace Structures and Product Support, respectively. Sales to Gulfstream for the nine months ended December 31, 2018, were $261,880, or 10% of net sales, of which $1,585, $259,812, and $483 were from the Integrated Systems, Aerospace Structures and Product Support, respectively.
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
Warranty Reserves
A reserve has been established to provide for the estimated future cost of warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a 3-year warranty, although certain programs have warranties up to twenty years. The warranty reserves as of December 31, 2019 and March 31, 2019, were $59,577 and $58,395, respectively.
Supplemental Cash Flow Information
The Company made income tax payments, net of refunds of $4,370 during the nine months ended December 31, 2019. The Company received income tax refunds, net of payments of $6,243 during the nine months ended December 31, 2018.
As of December 31, 2019, the Company remains able to purchase an additional 2,277,789 shares under the existing stock repurchase program. However, there are certain restrictions placed on the repurchase program by the Company's lenders that prevent any repurchases at this time.
3.     DIVESTED OPERATIONS
In December 2019, the Company completed the sale of its manufacturing operations at its Nashville, TN, facility for cash proceeds net of transaction costs of approximately $60,000, including approximately $7,000 allocated as a premium paid by the buyer in exchange for a specified performance guarantee. Upon closing, the Company recognized a loss of approximately $64,000, which is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses. The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture. Additionally, as part of the transaction, the Company agreed to transfer to the buyer, within 120 days from the date of closing, certain defined benefit pension assets and obligations of approximately $50,000 associated with the Nashville manufacturing operations.  In accordance with applicable defined benefit pension plan accounting guidance, the transfer will be treated as a settlement for purposes of the Company’s financial statements and will result in accelerated recognition of previously unrecognized actuarial losses.  As a result, the Company expects to recognize a one-time settlement loss of approximately $20,000 when the transfer occurs.

In September 2019, the Company completed the assignment of its E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK"). As part of this transaction, the Company transferred certain assets and liabilities to ASTK and recognized a gain of approximately $10,000, which is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.
In March 2019, the Company sold all of the shares of Triumph Structures – Kansas City, Inc.; Triumph Structures – Wichita, Inc.; Triumph Gear Systems – Toronto; ULC; and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"). Total cash proceeds net of transaction costs for the sale of Machining was approximately $43,000. A portion of the proceeds associated with the sale of Machining included consideration in the form of a note receivable of $10,000. Upon closing, the Company recognized a loss of approximately $116,000. An additional loss of approximately $3,000 was recognized during the nine months ended December 31, 2019, as a result of working capital adjustments and additional transaction costs and is presented within loss on sale of assets and businesses on the accompanying condensed consolidated statements of operations.
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

In July 2018 and August 2018, respectively, the Company sold all of the shares of Triumph Structures - East Texas, Inc. as well as all of the shares of Triumph Structures - Los Angeles, Inc., and Triumph Processing, Inc. for combined cash proceeds net of transactions costs of approximately $43,000 and a note receivable of $7,000. The note receivable was collected in October 2018. As a result of these sales, the Company recognized losses of approximately $17,000, which are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.
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
The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Integrated Systems
Satisfied over time	$76,267	$66,208	$224,442	$205,379
Satisfied at a point in time	188,739	175,370	558,015	515,547
Revenue from contracts with customers	265,006	241,578	782,457	720,926
Amortization of acquired contract liabilities	8,377	8,172	26,126	25,789
Total revenue	273,383	249,750	808,583	746,715

Aerospace Structures
Satisfied over time	$330,657	$434,870	$1,075,141	$1,385,368
Satisfied at a point in time	28,582	47,547	100,455	137,390
Revenue from contracts with customers	359,239	482,417	1,175,596	1,522,758
Amortization of acquired contract liabilities	8,220	6,559	30,027	22,980
Total revenue	367,459	488,976	1,205,623	1,545,738

Product Support
Satisfied over time	$58,962	$64,942	$179,383	$189,174
Satisfied at a point in time	4,862	4,227	13,418	14,276
Total revenue from contracts with customers	63,824	69,169	192,801	203,450
	$704,666	$807,895	$2,207,007	$2,495,903

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Integrated Systems
Commercial aerospace	$145,026	$124,453	$413,263	$378,117
Military	93,405	87,486	277,009	258,488
Business jets	10,358	16,369	43,897	43,939
Regional	8,166	7,048	24,026	21,004
Non-aviation	8,051	6,222	24,262	19,378
Revenue from contracts with customers	265,006	241,578	782,457	720,926
Amortization of acquired contract liabilities	8,377	8,172	26,126	25,789
Total revenue	$273,383	$249,750	$808,583	$746,715

Aerospace Structures
Commercial aerospace	$208,943	$230,556	$681,471	$756,661
Military	27,394	54,275	83,773	178,679
Business jets	98,370	181,511	330,178	541,520
Regional	24,523	7,807	80,155	24,342
Non-aviation	9	8,268	19	21,556
Revenue from contracts with customers	359,239	482,417	1,175,596	1,522,758
Amortization of acquired contract liabilities	8,220	6,559	30,027	22,980
Total revenue	$367,459	$488,976	$1,205,623	$1,545,738

Product Support
Commercial aerospace	$47,206	$53,596	$148,552	$158,158
Military	12,455	11,383	32,726	32,637
Business jets	418	350	1,383	2,143
Regional	3,144	3,840	9,408	10,512
Non-aviation	601	—	732	—
Total revenue from contracts with customers	63,824	69,169	192,801	203,450
	$704,666	$807,895	$2,207,007	$2,495,903

Contract Assets and Liabilities
Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company performs ongoing evaluations of the potential impairment of its contract assets based on prior experience and specific matters when they arise. No impairments to contract assets were recorded for the period ended December 31, 2019.
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
Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	December 31, 2019	March 31, 2019	Change
Contract assets	$265,190	$326,667	$(61,477)
Contract liabilities	(376,522)	(450,051)	73,529
Net contract liability	$(111,332)	$(123,384)	$12,052

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $2,347. The decrease in contract assets is the result of $76,667 in contract assets liquidated as part of the assignment of the E2-Jets contract to ASTK partially offset by revenue recognized in excess of amounts billed during the period ended December 31, 2019. The decrease in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the period as well as $12,641 in contract liabilities liquidated as part of the assignment of the E2-Jets contract to ASTK. For the period ended December 31, 2019, the Company recognized $72,293 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of December 31, 2019 and March 31, 2019, were $23,315 and $34,185, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of December 31, 2019 and March 31, 2019, were $112,059 and $156,332, respectively.
Performance Obligations
Customers generally contract with the Company for requirements in a segment relating to a specific program. A single contract may contain multiple performance obligations consisting of both recurring and nonrecurring elements.
As of December 31, 2019, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$4,142,321	$1,798,557	$1,320,852	$519,786	$503,126

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

5.    LEASES
The components of lease expense for the nine months ended December 31, 2019, are disclosed in the table below.

Lease Cost	Financial Statement Classification	Nine Months Ended December 31, 2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$17,829
Variable lease cost	Cost of sales or Selling, general and administrative expense	5,892

Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	4,224
Interest on lease liability	Interest expense and other	1,579
Total lease cost (1)		$29,524

(1) Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the nine months ended December 31, 2019, is disclosed in the table below.

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$14,046
Operating cash flows used in finance leases	1,600
Financing cash flows used in finance leases	6,516

ROU assets obtained in exchange for lease liabilities
Operating leases	$2,569
Finance leases	811

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Supplemental balance sheet information related to leases as of December 31, 2019, is disclosed in the table below.

Leases	Classification	December 31, 2019
Assets
Operating lease ROU assets	Other, net	$66,578

Finance lease ROU assets, cost	Property and equipment, net	39,364
Accumulated amortization	Property and equipment, net	(17,557)
Finance lease ROU assets, net		21,807
Total lease assets		$88,385

Liabilities
Current
Operating	Accrued expenses	$14,028
Finance	Current portion of long-term debt	7,795
Noncurrent
Operating	Other noncurrent liabilities	58,152
Finance	Long-term debt, less current portion	18,172
Total lease liabilities		$98,147

Information related to lease terms and discount rates as of December 31, 2019, is disclosed in the table below:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	7.2
Finance leases	6.7

Weighted average discount rate
Operating leases	6.4%
Finance leases	5.8%

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

The maturity of the Company's lease liabilities as of December 31, 2019, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2020 (remaining of year)	$7,359	$2,348	$9,707
FY2021	16,753	8,786	25,539
FY2022	14,451	5,751	20,202
FY2023	11,021	2,873	13,894
FY2024	8,322	2,112	10,434
Thereafter	35,810	11,263	47,073
Total lease payments	93,716	33,133	126,849
Less: Imputed interest	(21,536)	(7,166)	(28,702)
Total lease liabilities	$72,180	$25,967	$98,147

6.    INVENTORIES
Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2019	March 31, 2019
Raw materials	$39,036	$35,883
Work-in-process, including manufactured and purchased components	322,336	277,996
Finished goods	57,061	42,399
Rotable assets	55,430	57,282
Total inventories	$473,863	$413,560

7.    LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2019	March 31, 2019

Revolving line of credit	$—	$215,000
Receivable securitization facility	75,000	80,700
Finance leases	25,967	31,292
Senior secured notes due 2024	525,000	—
Senior notes due 2021	—	375,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: Debt issuance costs	(17,279)	(13,171)
	1,408,688	1,488,821
Less: Current portion	7,795	8,201
	$1,400,893	$1,480,620

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Revolving Credit Facility
On September 23, 2019, the Company and its subsidiary co-borrowers and guarantors entered into an Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment” and the existing Credit Agreement as amended by the Eleventh Amendment, the “Credit Agreement”) with the Administrative Agent and the Lenders party thereto. Among other things, the Eleventh Amendment:

(i) permits the Company to incur indebtedness in respect of the Senior Secured Notes due 2024 (the "2024 Notes") in an aggregate principal amount of up to $525,000, subject to the terms and conditions of the Intercreditor Agreement;

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

(iv) adds an additional mandatory prepayment provision requiring that the Company prepay any outstanding revolving credit loans in an amount equal to (a) with respect to an Identified Asset Sale (as defined in the Credit Agreement) the greater of (x) $50,000 and (y) 100% of the net asset sale proceeds received in connection therewith, and (b) with respect to other Specified Asset Sales (as defined in the Credit Agreement), 100% of the net asset proceeds received from such other Specified Asset Sales; and

(v) modifies certain financial covenants and other terms.
In connection with the Eleventh Amendment to the Credit Agreement, the Company incurred $6,944 of financing costs. These costs, along with the $6,222 of unamortized financing costs subsequent to the Tenth Amendment, are being amortized over the remaining term of the Credit Agreement on a lender-by-lender basis. In accordance with the reduction in the capacity of the Credit Agreement, the Company wrote off a proportional amount of unamortized financing fees existing prior to the Eleventh Amendment. The divestiture of the Company's manufacturing operations in Nashville resulted in a reduction of the revolving credit commitments to $640,000.
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
At December 31, 2019, there were $0 in borrowings and $22,338 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. At March 31, 2019, there were $215,000 in outstanding borrowings and $30,773 in letters of credit outstanding under the Revolving Line of Credit provisions of the Credit Agreement, primarily to support insurance policies. The level of unused borrowing capacity under the Revolving Line of Credit provisions of the Credit Agreement varies from time to time depending in part upon its compliance with financial and other covenants set forth in the related agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets,

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

and incurrence of debt. If an event of default were to occur under the Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Agreement could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants. As of December 31, 2019, the Company had borrowing capacity under this agreement of $581,329 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations.
Receivables Securitization Facility
In December 2019, the Company amended its receivable securitization facility (the "Securitization Facility") decreasing the purchase limit from $125,000 to $75,000 and extending the term through December 2022. In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. As of December 31, 2019, the maximum amount available under the Securitization Facility was $75,000. Interest rates are based on LIBOR plus a program fee and a commitment fee. The program fee is 0.13% on the amount outstanding under the Securitization Facility. Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.
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

	December 31, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$1,408,688	$1,467,892	$1,488,821	$1,568,037

The fair value of the long-term debt was calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs), unless quoted market prices were available.
The Company made interest payments of $60,885 and $63,261 for the nine months ended December 31, 2019 and 2018, respectively.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

8.    EARNINGS PER SHARE
The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	50,395	49,668	50,074	49,616
Net effect of dilutive stock options and non-vested stock(1)	—	—	517	—
Weighted average common shares outstanding – diluted	50,395	49,668	50,591	49,616

(1)    For the three and nine months ended December 31, 2019 and 2018, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of December 31, 2019 and March 31, 2019, the total amount of unrecognized tax benefits was $20,105 and $19,152, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.
As of December 31, 2019, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during future years.
The effective income tax rate for the three months ended December 31, 2019, was 21.0% as compared with (4.1)% for the three months ended December 31, 2018. For the three months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance. The effective income tax rate for the nine months ended December 31, 2019, was 21.0% as compared with (2.3)% for the nine months ended December 31, 2018. For the nine months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of December 31, 2019, the Company is subject to examination in one state jurisdiction. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

10.    GOODWILL
The following is a summary of the changes in the carrying value of goodwill by reportable segment, from March 31, 2019 through December 31, 2019:

	Integrated Systems	Product Support	Total
Balance, March 31, 2019	$517,104	$66,121	$583,225
Effect of exchange rate changes	474	—	474
Balance, December 31, 2019	$517,578	$66,121	$583,699

As of December 31, 2019 and March 31, 2019, Aerospace Structures had goodwill of $1,246,454, which was fully impaired.

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company sponsors several defined benefit pension plans covering some of its employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. government regulations (and for non-U.S. plans, acceptable under local regulations), by making payments into a separate trust. The Company contributed 1,730,703 shares of common stock to this separate trust with an aggregate contribution value of approximately $50,000 on the contribution date. As a result of the contribution, the Company does not expect that it will have any required contribution to the Trust for the fiscal year ending March 31, 2021.
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

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Net Periodic Benefit Plan Costs
The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Components of net periodic benefit costs:
Service cost	$577	$822	$1,758	$2,476
Interest cost	16,073	19,905	52,162	59,736
Expected return on plan assets	(35,210)	(37,065)	(106,566)	(111,246)
Amortization of prior service credits	(183)	(907)	(695)	(2,722)
Amortization of net loss	7,752	4,179	19,444	12,538
Curtailment loss	—	—	23,476	—
Special termination benefits	—	—	11,642	—
Net periodic benefit (income) expense	$(10,991)	$(13,066)	$1,221	$(39,218)

	Other Postretirement Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Components of net periodic benefit costs:
Service cost	$—	$57	$62	$170
Interest cost	41	1,010	1,519	3,029
Amortization of prior service credits	(1,276)	(1,164)	(3,596)	(3,491)
Amortization of gain	(1,186)	(2,463)	(5,175)	(7,389)
Curtailment gain	—	—	(49,491)	—
Net periodic benefit income	$(2,421)	$(2,560)	$(56,681)	$(7,681)

The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In September 2019, the Company ratified amendments to its pension and retiree welfare plans with a group of union-represented employees at the Company’s Grand Prairie, TX, facility in conjunction with an announced shutdown of this facility. Effective April 1, 2020, all current retiree welfare benefits for the union-represented retirees and active employees will cease. A new benefit consisting of a one-time credit to Heath Reimbursement Accounts for the current retirees will be provided. The Company and the union also agreed to increased pension benefits which are effective with the ratification of the agreement. This agreement resulted in a decrease of the projected other post-employment benefits ("OPEB") benefit obligation of $61,766. It also resulted in a one-time OPEB curtailment gain of $41,128. As a result of the planned shutdown, subsidized early retirement provisions within the retirement plan and the agreed-to pension benefit increases, a pension curtailment loss of $23,476 was recognized, along with a one-time charge of $11,642 for special termination benefits. The net curtailment gain and charge for special termination benefits are included in "Non-service defined benefit income" on the condensed consolidated statement of operations for the nine months ended December 31, 2019.

•
In August 2019, the Company ratified amendments to its pension and retiree welfare plans with a group of union-represented employees at the Company’s Nashville, TN, facility. Effective January 1, 2020, all current retiree welfare benefits for the union-represented retirees and active employees will cease. A new benefit consisting of a one-time credit to Heath Reimbursement Accounts for the current retirees will be provided. The Company and the union also agreed to increased pension benefits which are effective on February 1, 2020, and the union also agreed to increased pension benefits which are effective with the ratification of the agreement. This agreement resulted in a decrease of the

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

projected OPEB benefit obligation of $34,731. It also resulted in a one-time OPEB curtailment gain of $8,363. The agreed-to pension benefit increases resulted in an increase of the projected pension benefit obligation of $4,898. The curtailment gain is included in "Non-service defined benefit income" on the condensed consolidated statement of operations for the nine months ended December 31, 2019.

12.     STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the three and nine months ended December 31, 2019 and 2018, respectively, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits	Total(1)
Balance, September 30, 2019	$(57,516)	$(2,527)	$(505,858)	$(565,901)
AOCI before reclassifications	11,074	4,581	—	15,655
Amounts reclassified from AOCI	—	(80)	5,027	4,947
Net current period AOCI	$11,074	$4,501	$5,027	$20,602
Balance, December 31, 2019	$(46,442)	$1,974	$(500,831)	$(545,299)

Balance, September 30, 2018	(72,169)	51	(310,107)	(382,225)
AOCI before reclassifications	(7,725)	47	(399)	(8,077)
Amounts reclassified from AOCI	—	(327)	—	(327)
Net current period AOCI	$(7,725)	$(280)	$(399)	$(8,404)
Balance, December 31, 2018	$(79,894)	$(229)	$(310,506)	$(390,629)

Balance, March 31, 2019	(48,606)	(1,130)	(437,948)	(487,684)
AOCI before reclassifications	2,164	4,921	(122,971)	(115,886)
Amounts reclassified from AOCI	—	(1,817)	60,088	58,271
Net current period AOCI	$2,164	$3,104	$(62,883)	$(57,615)
Balance, December 31, 2019	$(46,442)	$1,974	$(500,831)	$(545,299)

Balance, March 31, 2018	$(58,683)	$122	$(309,309)	$(367,870)
AOCI before reclassifications	(21,211)	787	(1,197)	(21,621)
Amounts reclassified from AOCI	—	(1,138)	—	(1,138)
Net current period AOCI	(21,211)	(351)	(1,197)	(22,759)
Balance, December 31, 2018	$(79,894)	$(229)	$(310,506)	$(390,629)
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
Segment Adjusted EBITDAP is total segment revenue reduced by revenue from the amortization of contract liabilities, operating expenses (less depreciation and amortization, gains and losses on the sale of assets, and certain nonrecurring transactions such as gains and losses associated with pension curtailments and related transactions) identifiable with that segment. Corporate includes general corporate administrative costs, and any other costs not identifiable with one of the Company’s segments, adjusted for gains and losses on the sale of businesses and certain nonrecurring transactions such as gains and losses from legal contingencies.
The Company does not accumulate net sales information by product or service or groups of similar products and services and, therefore, the Company does not disclose net sales by product or service because to do so would be impracticable.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales:
Integrated Systems	$275,248	$252,437	$813,454	$754,193
Aerospace Structures	368,972	490,337	1,210,729	1,551,090
Product Support	63,978	71,446	193,127	209,860
Elimination of inter-segment sales	(3,532)	(6,325)	(10,303)	(19,240)
	$704,666	$807,895	$2,207,007	$2,495,903

Income (loss) before income taxes:
Operating income (loss):
Integrated Systems	$47,896	$39,947	$134,140	$115,221
Aerospace Structures	18,039	(49,813)	43,930	(152,143)
Product Support	9,538	11,421	29,680	30,604
Corporate	(70,857)	(15,222)	(101,296)	(70,655)
Share-based compensation expense	(2,955)	(3,266)	(8,245)	(8,509)
	1,661	(16,933)	98,209	(85,482)
Non-service defined benefit income	(13,989)	(16,520)	(57,280)	(49,581)
Interest expense and other	33,178	29,309	96,069	83,515
	$(17,528)	$(29,722)	$59,420	$(119,416)

Depreciation and amortization:
Integrated Systems	$6,992	$7,376	$21,042	$22,316
Aerospace Structures	20,921	27,673	77,265	84,888
Product Support	1,083	1,611	3,272	4,944
Corporate	847	744	2,533	2,201
	$29,843	$37,404	$104,112	$114,349

Amortization of acquired contract liabilities, net:
Integrated Systems	$8,377	$8,172	$26,126	$25,789
Aerospace Structures	8,220	6,559	30,027	22,980
	$16,597	$14,731	$56,153	$48,769

Adjusted EBITDAP:
Integrated Systems	$46,511	$39,151	$129,056	$111,748
Aerospace Structures	32,140	(28,699)	88,118	(2,994)
Product Support	10,621	13,032	32,952	35,548
Corporate and share-based compensation	(16,803)	(17,744)	(50,954)	(59,126)
	$72,469	$5,740	$199,172	$85,176

Capital expenditures:
Integrated Systems	$2,974	$3,951	$9,734	$9,388
Aerospace Structures	5,910	5,722	13,915	22,937
Product Support	955	852	2,621	1,871
Corporate	416	45	980	628
	$10,255	$10,570	$27,250	$34,824

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	December 31, 2019	March 31, 2019
Total Assets:
Integrated Systems	$1,277,654	$1,215,350
Aerospace Structures	1,005,460	1,257,039
Product Support	276,717	271,813
Corporate	65,555	110,372
	$2,625,386	$2,854,574
During the three months ended December 31, 2019 and 2018, the Company had international sales of $164,832 and $245,505, respectively.
During the nine months ended December 31, 2019 and 2018, the Company had international sales of $526,130 and $736,501, respectively.

14.	SELECTED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The 2022 Notes, the 2024 Notes, and the 2025 Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantor Subsidiaries. The total assets, stockholders' equity, revenue, earnings and cash flows from operating activities of the Guarantor Subsidiaries exceeded a majority of the consolidated total of such items as of and for the periods reported. The only consolidated subsidiaries of the Company that are not guarantors of the 2022 Notes, the 2024 Notes, and the 2025 Notes (the “Non-Guarantor Subsidiaries”) are (a) the receivables securitization special-purpose entity and (b) the foreign operating subsidiaries. The following tables present condensed consolidating financial statements, including the Company (the “Parent”), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries. Such financial statements include summary condensed consolidating balance sheets as of December 31, 2019 and March 31, 2019, condensed consolidating statements of comprehensive income for the three and nine months ended December 31, 2019 and 2018, and condensed consolidating statements of cash flows for the nine months ended December 31, 2019 and 2018.

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$19,319	$—	$34,275	$—	$53,594
Trade and other receivables, net	8,391	85,193	207,146	—	300,730
Contract assets	—	237,383	4,492	—	241,875
Inventory, net	—	393,159	80,704	—	473,863
Prepaid expenses and other	12,031	7,330	6,772	—	26,133
Total current assets	39,741	723,065	333,389	—	1,096,195
Property and equipment, net	10,227	343,902	79,346	—	433,475
Goodwill and other intangible assets, net	—	877,509	100,972	—	978,481
Other, net	27,536	59,031	30,668	—	117,235
Intercompany investments and advances	1,353,361	44,362	89,687	(1,487,410)	—
Total assets	$1,430,865	$2,047,869	$634,062	$(1,487,410)	$2,625,386

Current liabilities:
Current portion of long-term debt	$1,900	$5,888	$7	$—	$7,795
Accounts payable	5,301	343,977	30,711	—	379,989
Accrued expenses	52,940	411,624	30,964	—	495,528
Total current liabilities	60,141	761,489	61,682	—	883,312
Long-term debt, less current portion	1,319,259	6,616	75,018	—	1,400,893
Intercompany advances	562,434	1,827,108	262,188	(2,651,730)	—
Accrued pension and other postretirement benefits, noncurrent	5,889	490,395	—	—	496,284
Deferred income taxes and other	16,039	331,845	29,910	—	377,794
Total stockholders’ (deficit) equity	(532,897)	(1,369,584)	205,264	1,164,320	(532,897)
Total liabilities and stockholders’ (deficit) equity	$1,430,865	$2,047,869	$634,062	$(1,487,410)	$2,625,386

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

SUMMARY CONDENSED CONSOLIDATING BALANCE SHEETS:

	March 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$70,192	$429	$22,186	$—	$92,807
Trade and other receivables, net	10,150	123,153	240,287	—	373,590
Contract assets	—	322,698	3,969	—	326,667
Inventory, net	—	339,038	74,522	—	413,560
Prepaid expenses and other	22,152	7,611	4,683	—	34,446
Total current assets	102,494	792,929	345,647	—	1,241,070
Property and equipment, net	11,276	449,489	82,945	—	543,710
Goodwill and other intangible assets, net	—	912,279	101,900	—	1,014,179
Other, net	14,630	34,664	6,321	—	55,615
Intercompany investments and advances	1,112,100	230,437	88,697	(1,431,234)	—
Total assets	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574

Current liabilities:
Current portion of long-term debt	$1,904	$6,297	$—	$—	$8,201
Accounts payable	6,571	396,542	30,670	—	433,783
Accrued expenses	58,301	445,542	29,448	—	533,291
Total current liabilities	66,776	848,381	60,118	—	975,275
Long-term debt, less current portion	1,469,543	11,077	—	—	1,480,620
Intercompany advances	262,718	2,017,003	372,888	(2,652,609)	—
Accrued pension and other postretirement benefits, noncurrent	6,067	534,412	—	—	540,479
Deferred income taxes and other	8,709	408,838	13,966	—	431,513
Total stockholders’ (deficit) equity	(573,313)	(1,399,913)	178,538	1,221,375	(573,313)
Total liabilities and stockholders’ (deficit) equity	$1,240,500	$2,419,798	$625,510	$(1,431,234)	$2,854,574

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$646,198	$79,869	$(21,401)	$704,666

Operating costs and expenses:
Cost of sales	—	505,420	62,263	(21,401)	546,282
Selling, general and administrative	16,785	42,854	6,335	—	65,974
Depreciation and amortization	847	26,089	2,907	—	29,843
Restructuring costs	—	4,744	—	—	4,744
Loss on sale of assets and businesses, net	60,019	—	—	—	60,019
Legal judgment gain, net	(3,857)	—	—	—	(3,857)
	73,794	579,107	71,505	(21,401)	703,005
Operating (loss) income	(73,794)	67,091	8,364	—	1,661
Intercompany interest and charges	(33,662)	32,005	1,657	—	—
Non-service defined benefit income	—	(13,485)	(504)	—	(13,989)
Interest expense and other, net	26,362	5,871	945	—	33,178
(Loss) income before income taxes	(66,494)	42,700	6,266	—	(17,528)
Income tax (benefit) expense	(15,067)	10,319	1,066	—	(3,682)
Net (loss) income	(51,427)	32,381	5,200	—	(13,846)
Other comprehensive loss	4,501	4,617	11,484	—	20,602
Total comprehensive (loss) income	$(46,926)	$36,998	$16,684	$—	$6,756

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Three Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$735,753	$91,528	$(19,386)	$807,895

Operating costs and expenses:
Cost of sales	—	660,002	72,658	(19,386)	713,274
Selling, general and administrative	17,720	46,033	8,070	—	71,823
Depreciation and amortization	744	32,640	4,020	—	37,404
Restructuring costs	—	2,327	—	—	2,327
	18,464	741,002	84,748	(19,386)	824,828
Operating (loss) income	(18,464)	(5,249)	6,780	—	(16,933)
Intercompany interest and charges	(39,513)	37,484	2,029	—	—
Non-service defined benefit income	—	(16,188)	(332)	—	(16,520)
Interest expense and other, net	25,476	4,007	(174)	—	29,309
(Loss) income before income taxes	(4,427)	(30,552)	5,257	—	(29,722)
Income tax (benefit) expense	(14,248)	14,325	1,146	—	1,223
Net income (loss)	9,821	(44,877)	4,111	—	(30,945)
Other comprehensive loss	(279)	(174)	(7,951)	—	(8,404)
Total comprehensive income (loss)	$9,542	$(45,051)	$(3,840)	$—	$(39,349)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,027,649	$243,361	$(64,003)	$2,207,007

Operating costs and expenses:
Cost of sales	—	1,625,567	189,187	(64,003)	1,750,751
Selling, general and administrative	50,340	123,664	20,508	—	194,512
Depreciation and amortization	2,532	93,109	8,471	—	104,112
Restructuring costs	540	12,950	—	—	13,490
Legal judgment gain, net of expenses	(9,257)	—	—	—	(9,257)
Loss (gain) on sale of assets and businesses, net	65,311	(10,121)	—	—	55,190
	109,466	1,845,169	218,166	(64,003)	2,108,798
Operating (loss) income	(109,466)	182,480	25,195	—	98,209
Intercompany interest and charges	(103,245)	98,297	4,948	—	—
Non-service defined benefit income	—	(55,788)	(1,492)	—	(57,280)
Interest expense and other, net	80,016	17,423	(1,370)	—	96,069
(Loss) income before income taxes	(86,237)	122,548	23,109	—	59,420
Income tax (benefit) expense	(20,635)	30,398	2,714	—	12,477
Net (loss) income	(65,602)	92,150	20,395	—	46,943
Other comprehensive income (loss)	3,105	(62,995)	2,275	—	(57,615)
Total comprehensive (loss) income	$(62,497)	$29,155	$22,670	$—	$(10,672)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME:

	For the Nine Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$2,286,932	$268,808	$(59,837)	$2,495,903

Operating costs and expenses:
Cost of sales	—	2,052,427	215,372	(59,837)	2,207,962
Selling, general and administrative	57,210	140,892	24,929	—	223,031
Depreciation and amortization	2,200	99,302	12,847	—	114,349
Restructuring costs	2,766	15,440	—	—	18,206
Loss on sale of assets and businesses, net	16,890	947	—	—	17,837
	79,066	2,309,008	253,148	(59,837)	2,581,385
Operating (loss) income	(79,066)	(22,076)	15,660	—	(85,482)
Intercompany interest and charges	(118,352)	112,281	6,071	—	—
Non-service defined benefit income	—	(48,562)	(1,019)	—	(49,581)
Interest expense and other, net	73,855	13,334	(3,674)	—	83,515
(Loss) income before income taxes	(34,569)	(99,129)	14,282	—	(119,416)
Income tax expense (benefit)	16,297	(15,761)	2,203	—	2,739
Net (loss) income	(50,866)	(83,368)	12,079	—	(122,155)
Other comprehensive loss	(349)	(609)	(21,801)	—	(22,759)
Total comprehensive loss	$(51,215)	$(83,977)	$(9,722)	$—	$(144,914)

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2019
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(65,602)	$92,150	$20,395	$—	$46,943

Adjustments to reconcile net income to net cash (used in) provided by operating activities	(35,640)	(2,285)	30,270	—	(7,655)
Net cash (used in) provided by operating activities	(101,242)	89,865	50,665	—	39,288
Capital expenditures	(980)	(22,874)	(3,396)	—	(27,250)
Proceeds from sale of assets	44,414	5,155	387	—	49,956
Net cash used in investing activities	43,434	(17,719)	(3,009)	—	22,706
Net increase in revolving credit facility	(215,000)	—	—	—	(215,000)
Proceeds on issuance of debt	525,000	—	45,980	—	570,980
Retirements and repayments of debt	(376,665)	(4,852)	(51,680)	—	(433,197)
Payments of deferred financing costs	(17,545)	—	—	—	(17,545)
Dividends paid	(6,005)	—	—	—	(6,005)
Repurchase of restricted shares for minimum tax obligation	(1,179)	—	—	—	(1,179)
Intercompany financing and advances	98,329	(67,723)	(30,606)	—	—
Net cash provided by (used in) financing activities	6,935	(72,575)	(36,306)	—	(101,946)
Effect of exchange rate changes on cash	—	—	739	—	739
Net change in cash and cash equivalents	(50,873)	(429)	12,089	—	(39,213)
Cash and cash equivalents at beginning of period	70,192	429	22,186	—	92,807
Cash and cash equivalents at end of period	$19,319	$—	$34,275	$—	$53,594

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	For the Nine Months Ended December 31, 2018
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(50,866)	$(83,368)	$12,079	$—	$(122,155)

Adjustments to reconcile net income to net cash (used in) provided by operating activities	38,356	(154,793)	27,597	17,879	(70,961)
Net cash (used in) provided by operating activities	(12,510)	(238,161)	39,676	17,879	(193,116)
Capital expenditures	(628)	(30,398)	(3,798)	—	(34,824)
Proceeds from sale of assets	—	40,235	1,182	—	41,417
Net cash (used in) provided by investing activities	(628)	9,837	(2,616)	—	6,593
Net increase in revolving credit facility	218,066	—	—	—	218,066
Proceeds on issuance of debt	—	—	45,000	—	45,000
Retirements and repayments of debt	(1,091)	(15,120)	(56,800)	—	(73,011)
Payments of deferred financing costs	(1,941)	—	—	—	(1,941)
Dividends paid	(5,975)	—	—	—	(5,975)
Repurchase of restricted shares for minimum tax obligations	(645)	—	—	—	(645)
Intercompany financing and advances	(195,320)	243,505	(30,306)	(17,879)	—
Net cash provided by (used in) financing activities	13,094	228,385	(42,106)	(17,879)	181,494
Effect of exchange rate changes on cash	—	—	(2,126)	—	(2,126)
Net change in cash and cash equivalents	(44)	61	(7,172)	—	(7,155)
Cash and cash equivalents at beginning of period	44	—	35,775	—	35,819
Cash and cash equivalents at end of period	$—	$61	$28,603	$—	$28,664

Triumph Group, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company is involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. In the nine months ended December 31, 2019, the Company was awarded $9,257 in a legal judgment associated with a longstanding litigation matter arising from a prior acquisition.
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

16.    RESTRUCTURING COSTS
As disclosed in the Company's Form 10-K for the year ended March 31, 2019, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2019. The Company incurred costs of $13,490 associated with new restructuring plans during the nine months ended December 31, 2019. These costs, which are being incurred primarily within the Integrated Systems segment, pertain to third-party consulting costs and are estimated to be approximately $15,000 to $17,000 for the year ended March 31, 2020.

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
Highlights for the third quarter of the fiscal year ending March 31, 2020, included:

•	Net sales for the third quarter of the fiscal year ending March 31, 2020, were $704.7 million, compared with $807.9 million for the prior year period.

•	Operating income in the third quarter of fiscal 2020 was $1.7 million, compared with an operating loss of $16.9 million for the third quarter of fiscal 2019.

•	Net loss for the third quarter of fiscal 2020 was $13.8 million, compared with a net loss of $30.9 million for the third quarter of fiscal 2019.

•	Backlog as of December 31, 2019, was $3.34 billion. Of our existing backlog of $3.34 billion, we estimate that approximately $1.49 billion will not be shipped by December 31, 2020.

•	Net loss for the third quarter of fiscal 2020 was $0.27 per common share, as compared with a net loss of $0.62 per common share in the prior year period.

•
We generated $39.3 million of cash flow from operating activities for the nine months ended December 31, 2019, as compared with cash used in operations of $193.1 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. With the exception of certain consolidations and related shutdowns to be completed in future years, these plans were substantially complete as of March 31, 2019. For the nine months ended December 31, 2019 and 2018, the Company incurred $13.5 million and $18.2 million in new, short-term restructuring costs, respectively. As disclosed in Note 15, the Company may be exposed to additional costs that are not yet known or reasonably estimable which may have a material effect on its financial position or results of operations when such matters are identified and become reasonably estimable.

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
In April 2019, we announced an agreement to assign our contract with Embraer for the manufacture of structural components for their program to ASTK. Under this agreement, we will remain a supplier to ASTK for the rudder and elevator components. We completed the assignment of our contract during the three months ended September 30, 2019, and recognized a gain of approximately $10.0 million included in our Aerospace Structures operating income.
G600
We have completed the final development stages for the Gulfstream G600 program, as these aircraft entered service in fiscal 2020. Achieving sufficient recurring production levels is dependent upon the OEM generating acceptable levels of aircraft sales and demand.
Further cost increases or an inability to meet revised recurring cost forecasts on the G600 program may result in additional forward loss reserves in future periods, while improvements in future costs compared with current estimates or additional cost recovery may result in favorable adjustments if forward loss reserves are no longer required.
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
737 MAX
Boeing and Triumph have agreed that advance repayments will be deferred from Triumph’s fourth quarter of fiscal 2020 and have reached agreement to a planned rate at which Triumph will continue to manufacture content for the 737 MAX program in the near term to protect continuity of supply to Boeing. The parties have also agreed to engage further to find a balanced solution to address certain advance repayments currently expected to be repaid in fiscal 2021.
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

In December 2019, the Company completed the sale of its manufacturing operations at its Nashville, TN, facility for cash proceeds net of transaction costs of approximately $60.0 million. Upon closing, the Company recognized a loss of approximately $64.0 million. The Nashville based operations offered build-to-print, higher-level assembly capability, including structural aircraft assembly, as well as long and large part machining, processing, forming, and painting. The contract related to the G500 program and the related manufacturing operations, which was located at the Nashville facility and included in the divestiture.

RESULTS OF OPERATIONS
The following includes a discussion of our consolidated and business segment results of operations. The Company's diverse structure and customer base do not allow for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.
Non-GAAP Financial Measures
We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net income (loss) before interest, income taxes, amortization of acquired contract liabilities, legal settlements/judgments, net, loss on divestitures, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit, including the effects of curtailments, settlements, and other early retirement incentives. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.
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

•
Legal settlements/judgments, net, when applicable, may be useful for investors to consider because it reflects gains or losses from disputes with third parties. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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
The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(13,846)	$(30,945)	$46,943	$(122,155)
Legal judgment gain, net of expenses	(3,857)	—	(9,257)	—
Loss on sale of assets and businesses, net	60,019	—	55,190	17,837
Adoption of ASU 2017-07	—	—	—	87,241
Amortization of acquired contract liabilities, net	(16,597)	(14,731)	(56,153)	(48,769)
Depreciation and amortization	29,843	37,404	104,112	114,349
Interest expense and other, net	33,178	29,309	96,069	83,515
Curtailment gain and special termination benefits charges, net	—	—	(14,373)	—
Union represented employee incentives	1,400	—	7,071	—
Income tax (benefit) expense	(3,682)	1,223	12,477	2,739
Adjusted EBITDA	86,458	22,260	242,079	134,757
Non-service defined benefit income (excluding curtailment and special termination benefits)	(13,989)	(16,520)	(42,907)	(49,581)
Adjusted EBITDAP	$72,469	$5,740	$199,172	$85,176

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income for the indicated periods (in thousands):

	Three Months Ended December 31, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$1,661	$47,896	$18,039	$9,538	$(73,812)
Legal judgment gain, net of expenses	(3,857)	—	—	—	(3,857)
Loss (gain) on sale of assets and businesses	60,019	—	—	—	60,019
Amortization of acquired contract liabilities, net	(16,597)	(8,377)	(8,220)	—	—
Depreciation and amortization	29,843	6,992	20,921	1,083	847
Union represented employee incentives	1,400	—	1,400	—	—
Adjusted EBITDAP	$72,469	$46,511	$32,140	$10,621	$(16,803)

	Three Months Ended December 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(16,933)	$39,947	$(49,813)	$11,421	$(18,488)
Amortization of acquired contract liabilities, net	(14,731)	(8,172)	(6,559)	—	—
Depreciation and amortization	37,404	7,376	27,673	1,611	744
Adjusted EBITDAP	$5,740	$39,151	$(28,699)	$13,032	$(17,744)

	Nine Months Ended December 31, 2019
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating income (loss)	$98,209	$134,140	$43,930	$29,680	$(109,541)
Legal judgment gain, net of expenses	(9,257)	—	—	—	(9,257)
Loss (gain) on sale of assets and businesses	55,190	—	(10,121)	—	65,311
Amortization of acquired contract liabilities, net	(56,153)	(26,126)	(30,027)	—	—
Depreciation and amortization	104,112	21,042	77,265	3,272	2,533
Union represented employee incentives	7,071	—	7,071	—	—
Adjusted EBITDAP	$199,172	$129,056	$88,118	$32,952	$(50,954)

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31, 2018
	Total	Integrated Systems	Aerospace Structures	Product Support	Corporate/ Eliminations
Operating (loss) income	$(85,482)	$115,221	$(152,143)	$30,604	$(79,164)
Loss on sale of assets and businesses	17,837	—	—	—	17,837
Adoption of ASU 2017-07	87,241	—	87,241	—	—
Amortization of acquired contract liabilities, net	(48,769)	(25,789)	(22,980)	—	—
Depreciation and amortization	114,349	22,316	84,888	4,944	2,201
Adjusted EBITDAP	$85,176	$111,748	$(2,994)	$35,548	$(59,126)

Corporate operating loss includes share-based compensation expense of $3.0 million and $3.3 million for the three months ended December 31, 2019 and 2018, and $8.2 million and $8.5 million for the nine months ended December 31, 2019 and 2018, respectively.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Three months ended December 31, 2019, compared with three months ended December 31, 2018

	Three Months Ended December 31,
	2019	2018
	(dollars in thousands)
Net sales	$704,666	$807,895
Segment operating income	$75,473	$1,555
Corporate expense	(70,857)	(15,222)
Share-based compensation expense	(2,955)	(3,266)
Total operating income (loss)	1,661	(16,933)
Interest expense and other	33,178	29,309
Non-service defined benefit income	(13,989)	(16,520)
Income tax (benefit) expense	(3,682)	1,223
Net loss	$(13,846)	$(30,945)
Net sales decreased by $103.2 million, or 12.8%, to $704.7 million for the three months ended December 31, 2019, from $807.9 million for the three months ended December 31, 2018. Organic sales adjusted for inter-segment sales increased $48.9 million, or 7.8%, offset by declines from divestitures of $152.2 million. Organic sales increased primarily due to increased volumes across Airbus commercial programs and aftermarket demand for military rotorcraft programs in Integrated Systems, increased volume on 787, G550 and 767 programs in Aerospace Structures as well as increased demand for accessory components. Net sales for the three months ended December 31, 2019, included $8.9 million in total nonrecurring revenues, as compared with $3.8 million in nonrecurring revenues for the three months ended December 31, 2018.
Cost of sales decreased $167.0 million, or 23.4%, to $546.3 million for the three months ended December 31, 2019, from $713.3 million for the three months ended December 31, 2018. Organic cost of sales adjusted for inter-segment sales increased $14.0 million, or 2.8%, offset by declines from divestitures of $181.0 million. Organic cost of sales increased primarily due to the higher volumes in the above programs. The organic gross margin for the three months ended December 31, 2019, was 23.3%, as compared with 19.5%, for the three months ended December 31, 2018.
Gross margin included net unfavorable cumulative catch-up adjustments on long-term contracts of $0.2 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $18.3 million and gross unfavorable adjustments of $18.5 million. Gross margin for the three months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments of $47.0 million.
Segment operating income increased by $73.9 million, to $75.5 million for the three months ended December 31, 2019, from $1.6 million for the three months ended December 31, 2018. Organic segment operating income increased by $34.7 million primarily due to margins on the organic sales increases, $11.7 million on forward losses on transitioning programs in the prior year period and decreases in research and development of $2.5 million and consulting of $1.7 million. Divestitures contributed $39.2 million improvement to operating income due to operating losses in the prior period, including $40.5 million on the Global 7500 program.
Corporate expenses were $70.9 million for the three months ended December 31, 2019, as compared with $15.2 million for the three months ended December 31, 2018. The increase in corporate expenses was $55.6 million, or 365.5%, and was primarily the result of increased loss on sale of assets and businesses partially offset by the current period gain on a legal judgment.

Interest expense and other increased by $3.9 million, or 13.2%, to $33.2 million for the three months ended December 31, 2019, compared with $29.3 million for the three months ended December 31, 2018, due to a higher interest expense due to differences in relative debt levels and higher interest rates and $1.3 million in increased foreign exchange transaction losses.
The effective income tax rate for the three months ended December 31, 2019, was 21.0% compared with (4.1)% for the three months ended December 31, 2018. For the three months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Business Segment Performance - Three months ended December 31, 2019, compared with three months ended December 31, 2018
We report our financial performance based on the following three reportable segments: Integrated Systems, Aerospace Structures, and Product Support. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources. For further details regarding our reportable segments, refer to Note 1.
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

	Three Months Ended December 31,			% of Total Sales
	2019	2018	% Change	2019	2018
	(in thousands)
NET SALES
Integrated Systems	$275,248	$252,437	9.0%	39.1%	31.3%
Aerospace Structures	368,972	490,337	(24.8)%	52.4%	60.7%
Product Support	63,978	71,446	(10.5)%	9.1%	8.8%
Elimination of inter-segment sales	(3,532)	(6,325)	(44.2)%	(0.6)%	(0.8)%
Total Net Sales	$704,666	$807,895	(12.8)%	100.0%	100.0%

	Three Months Ended December 31,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$47,896	$39,947	19.9%	17.4%	15.8%
Aerospace Structures	18,039	(49,813)	(136.2)%	4.9%	(10.2)%
Product Support	9,538	11,421	(16.5)%	14.9%	16.0%
Corporate	(70,857)	(15,222)	(365.5)%	n/a	n/a
Share-based compensation expense	(2,955)	(3,266)	9.5%	n/a	n/a
Total Operating Income (Loss)	$1,661	$(16,933)		0.2%	(2.1)%

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended December 31,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$46,511	$39,151	18.8%	17.4%	16.0%
Aerospace Structures	32,140	(28,699)	(212.0)%	8.9%	(5.9)%
Product Support	10,621	13,032	(18.5)%	16.6%	18.2%
Corporate and share-based compensation	(16,803)	(17,744)	5.3%	n/a	n/a
	$72,469	$5,740	1,162.5%	10.5%	0.7%

Integrated Systems: Integrated Systems net sales increased by $22.8 million, or 9.0%, to $275.2 million for the three months ended December 31, 2019, from $252.4 million for the three months ended December 31, 2018. The increase was primarily due to increased volumes across Airbus commercial platforms, and aftermarket military rotorcraft sales.
Integrated Systems cost of sales increased by $11.3 million, or 6.4%, to $189.2 million for the three months ended December 31, 2019, from $177.9 million for the three months ended December 31, 2018. The increase was driven by the increased sales volume noted above.
The gross margin for the three months ended December 31, 2019, was 31.3% compared with 29.5% for the three months ended December 31, 2018. The increase in gross margin for the three months ended December 31, 2019, is the result of a change in sales mix, including a 49% increase in aftermarket sales.
Integrated Systems operating income increased by $7.9 million, or 19.9%, to $47.9 million for the three months ended December 31, 2019, from $39.9 million for the three months ended December 31, 2018. Adjusted EBITDAP increased by $7.4 million, or 18.8%, to $46.5 million for the three months ended December 31, 2019, from $39.2 million for the three months ended December 31, 2018. The increase of both operating income and Adjusted EBITDAP was due to the increased gross margin as noted above, partially offset by increased restructuring costs of $1.7 million.
Integrated Systems operating income as a percentage of segment sales increased to 17.4% for the three months ended December 31, 2019, as compared with 15.8% for the three months ended December 31, 2018. The same factors noted above affecting the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $121.4 million, or 24.8%, to $369.0 million for the three months ended December 31, 2019, from $490.3 million for the three months ended December 31, 2018. Organic sales increased $21.9 million, or 6.8%. Net sales decreased as a result of the fiscal 2019 Aerostructures divestitures and the fiscal 2020 Nashville divestiture by $143.2 million. The organic sales increased due to increased volumes on 787, G550 and 767 programs. Net sales for the three months ended December 31, 2019, included $8.9 million in total nonrecurring revenues, as compared with $3.8 million in total nonrecurring revenues for the three months ended December 31, 2018.
Aerospace Structures cost of sales decreased by $175.1 million, or 35.8%, to $313.6 million for the three months ended December 31, 2019, from $488.6 million for the three months ended December 31, 2018. Organic cost of sales decreased $1.1 million, or 0.4% as the prior year period included $11.7 million in forward loss charges on transitioning programs. Cost of sales decreased as a result of the fiscal 2019 Aerostructures divestitures and the fiscal 2020 Nashville divestiture by $173.9 million. The organic gross margin for the three months ended December 31, 2019, was 16.3% compared with 10.2% for the three months ended December 31, 2018.
Aerospace Structures cost of sales for the three months ended December 31, 2019, included net unfavorable cumulative catch-up adjustments on long-term contracts of $0.4 million. The cumulative catch-up adjustments to gross margin for the three months ended December 31, 2019, included gross favorable adjustments of $18.1 million and gross unfavorable adjustments of $18.5 million. Segment cost of sales for the three months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments of $47.9 million.
Aerospace Structures operating income increased by $67.9 million, or 136.2%, to $18.0 million for the three months ended December 31, 2019, from an operating loss of $49.8 million for the three months ended December 31, 2018. The organic operating income increased $27.8 million, or 390.9% due to increased sales and gross margin noted above. Operating income

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

also increased as a result of the fiscal 2019 Aerostructures divestitures and the fiscal 2020 Nashville divestiture by $40.1 million. The increase in Adjusted EBITDAP year over year is due to the increased operating income noted above.
Aerospace Structures operating income as a percentage of segment sales was 4.9% for the three months ended December 31, 2019, as compared with an operating loss as a percentage of segment sales of (10.2)% for the three months ended December 31, 2018. The Adjusted EBITDAP margin year over year has increased for the same reasons noted above for operating income.

Product Support: Product Support net sales decreased by $7.5 million, or 10.5%, to $64.0 million for the three months ended December 31, 2019, from $71.4 million for the three months ended December 31, 2018. The decrease was primarily the result of the divestiture of NAAS partially offset by increases due to improvement in demand for accessory component repairs.
Product Support cost of sales decreased by $6.0 million, or 11.3%, to $47.1 million for the three months ended December 31, 2019, from $53.1 million for the three months ended December 31, 2018. The decrease was driven by the divestiture of NAAS partially offset by the increased sales noted above. Organic gross margin for the three months ended December 31, 2019, and December 31, 2018, was 26.4%.
Product Support operating income decreased by $1.9 million, or 16.5%, to $9.5 million for the three months ended December 31, 2019, from $11.4 million for the three months ended December 31, 2018. The decrease was primarily driven by the divestiture of NAAS.
Product Support operating income as a percentage of segment sales decreased to 14.9% for the three months ended December 31, 2019, as compared with 16.0% for the three months ended December 31, 2018. The Adjusted EBITDAP margin was 16.6% for the three months ended December 31, 2019, as compared with 18.2% for the three months ended December 31, 2018.

Nine months ended December 31, 2019, compared with nine months ended December 31, 2018

	Nine Months Ended December 31,
	2019	2018
	(dollars in thousands)
Net sales	$2,207,007	$2,495,903
Segment operating income (loss)	$207,750	$(6,318)
Corporate expense	(101,296)	(70,655)
Share-based compensation expense	(8,245)	(8,509)
Total operating income (loss)	98,209	(85,482)
Interest expense and other	96,069	83,515
Non-service defined benefit income	(57,280)	(49,581)
Income tax expense	12,477	2,739
Net income (loss)	$46,943	$(122,155)

Net sales decreased by $288.9 million, or 11.6%, to $2.21 billion for the nine months ended December 31, 2019, from $2.50 billion for the nine months ended December 31, 2018. Organic sales adjusted for inter-segment sales increased by $188.2 million, or 9.7%, offset by declines from divestitures of $477.1 million. Organic sales increased primarily due to increased volumes across Airbus commercial programs and aftermarket demand for military rotorcraft programs in Integrated Systems, increased volumes on G550, 787, 777 and G280 programs as well as, increased volume and pricing on E-2 Jets sales to ASTK in Aerospace Structures, and increased demand for accessory components. Net sales for the nine months ended December 31, 2019, included $34.1 million in total nonrecurring revenues, as compared with $48.0 million in nonrecurring revenues for the nine months ended December 31, 2018.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cost of sales decreased by $457.2 million, or 20.7%, to $1.75 billion for the nine months ended December 31, 2019, from $2.21 billion for the nine months ended December 31, 2018. Organic cost of sales adjusted for inter-segment sales increased $75.6 million, or 4.7%, offset by declines from divestitures of $532.8 million. Organic cost of sales increased due to the increase in organic sales mentioned above partially offset by the nonrecurring charge of $87.2 million in the nine months ended December 31, 2018, arising from the adoption of ASU 2017-07. The organic gross margin for the nine months ended December 31, 2019, was 21.2%, as compared with 17.4% for the nine months ended December 31, 2018.
Gross margin for the nine months ended December 31, 2019, included net unfavorable cumulative catch-up adjustments on long-term contracts of $16.4 million. The cumulative catch-up adjustments to gross margin included gross favorable adjustments of $29.0 million and gross unfavorable adjustments of $45.4 million. Gross margin for the nine months ended December 31, 2018, included the previously mentioned net unfavorable cumulative catch-up adjustments of $59.4 million.

Segment operating income increased by $214.1 million to operating income of $207.8 million for the nine months ended December 31, 2019, from an operating loss of $(6.3) million for the nine months ended December 31, 2018. Organic segment operating income increased $121.6 million. Divestitures contributed additional increases to operating income of $92.4 million. Organic operating income for the nine months ended December 31, 2019, primarily increased due to the factors noted above, as well as the $10.0 million gain recognized upon the assignment of the E-2 Jets contract to ASTK in the current year. Additionally, research and development expenses were higher in the prior year by approximately $10.0 million.
Corporate expenses were $101.3 million for the nine months ended December 31, 2019, as compared with $70.7 million for the nine months ended December 31, 2018. The increase in corporate expenses of $30.6 million, or 43.4%, was primarily due to increases in losses on sales of assets and businesses of $47.4 million, partially offset by the current period gain on a legal judgment of $9.3 million and decreases in compensation expenses of $10.4 million.
Interest expense and other increased by $12.6 million, or 15.0%, to $96.1 million for the nine months ended December 31, 2019, compared with $83.5 million for the nine months ended December 31, 2018, due to a write-off of deferred financing costs of approximately $3.0 million as a result of the debt transactions disclosed in Note 7 and higher interest expense due to differences in relative debt levels and higher interest rates and $3.4 million in increased foreign exchange transaction losses.
The effective income tax rate for the nine months ended December 31, 2019, was 21.0% compared with (2.3)% for the nine months ended December 31, 2018. For the nine months ended December 31, 2018, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance - Nine months ended December 31, 2019, compared with nine months ended December 31, 2018:

	Nine Months Ended December 31,			% of Total Sales
	2019	2018	% Change	2019	2018
	(in thousands)
NET SALES
Integrated Systems	$813,454	$754,193	7.9%	36.9%	30.2%
Aerospace Structures	1,210,729	1,551,090	(21.9)%	54.9%	62.1%
Product Support	193,127	209,860	(8.0)%	8.8%	8.4%
Elimination of inter-segment sales	(10,303)	(19,240)	(46.5)%	(0.6)%	(0.7)%
Total Net Sales	$2,207,007	$2,495,903	(11.6)%	100.0%	100.0%

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended December 31,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Integrated Systems	$134,140	$115,221	16.4%	16.5%	15.3%
Aerospace Structures	43,930	(152,143)	(128.9)%	3.6%	(9.8)%
Product Support	29,680	30,604	(3.0)%	15.4%	14.6%
Corporate	(101,296)	(70,655)	(43.4)%	n/a	n/a
Share-based compensation	(8,245)	(8,509)	3.1%	n/a	n/a
Total Operating Income (Loss)	$98,209	$(85,482)		4.4%	(3.4)%

	Nine Months Ended December 31,			% of Segment Sales
	2019	2018	% Change	2019	2018
	(in thousands)
Adjusted EBITDAP
Integrated Systems	$129,056	$111,748	15.5%	16.4%	15.3%
Aerospace Structures	88,118	(2,994)	(3,043.2)%	7.5%	(0.2)%
Product Support	32,952	35,548	(7.3)%	17.1%	16.9%
Corporate and share-based compensation	(50,954)	(59,126)	13.8%	n/a	n/a
	$199,172	$85,176	133.8%	9.3%	3.5%

Integrated Systems: Integrated Systems net sales increased by $59.3 million, or 7.9%, to $813.5 million for the nine months ended December 31, 2019, from $754.2 million for the nine months ended December 31, 2018. The increase was due to increased volumes on engine components, Airbus commercial programs, aftermarket demand for military rotorcraft components, and aftermarket spare part sales as well as $5.0 million in a nonrecurring licensing transaction.
Integrated Systems cost of sales increased by $30.6 million, or 5.7%, to $563.4 million for the nine months ended December 31, 2019, from $532.8 million for the nine months ended December 31, 2018. Cost of sales increased due to the sales increase noted above and sales mix, partially offset by a reduction of cost of sales as a result of a $5.3 million reduction in acquired contract reserves.
The gross margin for the nine months ended December 31, 2019, was 30.7% compared with 29.4% for the nine months ended December 31, 2018. The increase in gross margin for the nine months ended December 31, 2019, is the result of sales mix, including a 19% increase in aftermarket sales, as well as the favorable impact on margin from the nonrecurring licensing transaction and reduction in acquired contract reserves.
Integrated Systems operating income increased by $18.9 million, or 16.4%, to $134.1 million for the nine months ended December 31, 2019, from $115.2 million for the nine months ended December 31, 2018. Operating income increased due to the increased gross margin as noted above, partially offset by increased restructuring costs of $6.7 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.
Integrated Systems operating income as a percentage of segment sales increased to 16.5% for the nine months ended December 31, 2019, as compared with 15.3% for the nine months ended December 31, 2018, due to the increased gross margin as noted above. These same factors noted above affecting the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.
Aerospace Structures: Aerospace Structures net sales decreased by $340.4 million, or 21.9%, to $1,210.7 million for the nine months ended December 31, 2019, from $1.55 billion for the nine months ended December 31, 2018. Organic sales increased $111.6 million, or 11.0%, due to increased volumes for the G280, G550 and 777 programs, as well as increased volumes and pricing related to the E-2 Jets and 787 programs. Net sales decreased as a result of the fiscal 2019 Aerostructures divestitures

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

and the fiscal 2020 Nashville divestiture by $452.0 million. Net sales for the nine months ended December 31, 2019, included $29.1 million in total nonrecurring revenues, as compared with $48.0 million in total nonrecurring revenues for the nine months ended December 31, 2018.
Aerospace Structures cost of sales decreased by $480.0 million, or 31.2%, to $1,056.1 million for the nine months ended December 31, 2019, from $1.54 billion for the nine months ended December 31, 2018. The organic cost of sales increased $32.9 million, or 3.5%, due to the increase in organic sales mentioned above offset by the nonrecurring charge of $87.2 million in the nine months ended December 31, 2018, arising from the adoption of ASU 2017-07. Cost of sales decreased as a result of the fiscal 2019 Aerostructures divestitures and the fiscal 2020 Nashville divestiture by $513.0 million. The organic gross margin for the nine months ended December 31, 2019, was 13.4% compared with 7.1% for the nine months ended December 31, 2018.
Aerospace Structures cost of sales for the nine months ended December 31, 2019, included net unfavorable cumulative catch-up adjustments of $16.2 million. The cumulative catch-up adjustments to gross margin for the nine months ended December 31, 2019, included gross favorable adjustments of $29.0 million and gross unfavorable adjustments of $45.1 million. Segment cost of sales for the nine months ended December 31, 2018, included net unfavorable cumulative catch-up adjustments of $60.1 million.
Aerospace Structures operating income increased by $196.1 million, or 128.9%, to $43.9 million for the nine months ended December 31, 2019, compared with an operating loss of $152.1 million for the nine months ended December 31, 2018. The organic operating income increased $101.5 million or 190.3%. Operating income increased as a result of the fiscal 2019 Aerostructures divestitures and the fiscal 2020 Nashville divestiture prior period operating losses of $94.6 million. Organic operating income increased for the same reasons noted above for gross margin as well as lower compensation due to decreased severance and headcount and the approximately $10.0 million gain recognized as a result of the transfer of the E-2 Jets program to ASTK. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.
Aerospace Structures operating income as a percentage of segment sales increased to 3.6% for the nine months ended December 31, 2019, as compared with an operating loss as a percentage of segment sales of (9.8)% for the nine months ended December 31, 2018, due to the increase in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Product Support: Product Support net sales decreased by $16.7 million, or 8.0%, to $193.1 million for the nine months ended December 31, 2019, from $209.9 million for the nine months ended December 31, 2018. The decrease was primarily the result of the divestiture of NAAS partially offset by increases due to improvement in demand for accessory component repairs.
Product Support cost of sales decreased by $16.7 million, or 10.6%, to $141.6 million for the nine months ended December 31, 2019, from $158.3 million for the nine months ended December 31, 2018. The decrease was driven by the divestiture of NAAS partially offset by the increased sales noted above. Organic gross margin for the nine months ended December 31, 2019, was 26.7% compared with 25.1% for the nine months ended December 31, 2018.
Product Support operating income decreased by $0.9 million, or 3.0%, to $29.7 million for the nine months ended December 31, 2019, from $30.6 million for the nine months ended December 31, 2018. The increased gross margins contributed to the increase in operating income and Adjusted EBITDAP year over year.
Product Support operating income as a percentage of segment sales increased to 15.4% for the nine months ended December 31, 2019, as compared with 14.6% for the nine months ended December 31, 2018, due to the increased gross profit noted above and the lower sales due to the divestiture of NAAS. These same factors contributed to the increased Adjusted EBITDAP margin year over year.

Triumph Group, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources
Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the nine months ended December 31, 2019, we generated approximately $39.3 million of cash flows from operating activities, received approximately $22.7 million in investing activities and used approximately $101.9 million in financing activities.
Cash flows generated from operating activities for the nine months ended December 31, 2019, were $39.3 million, compared with cash flows used in operating activities for the nine months ended December 31, 2018, of $193.1 million. We continue to invest in inventory to support ramping programs and also liquidated approximately $60.0 million in prior period customer advances against current period deliveries.
Cash flows received from investing activities for the nine months ended December 31, 2019, increased $16.1 million from the nine months ended December 31, 2018. Cash flows received from investing activities for the nine months ended December 31, 2019, included capital expenditures of $27.3 million and net proceeds from sales of assets and businesses of $50.0 million. Cash provided by investing activities for the nine months ended December 31, 2018, included capital expenditures of $34.8 million and proceeds from the sale of assets of $41.4 million.
Cash flows used in financing activities for the nine months ended December 31, 2019, were $101.9 million, compared with cash flows provided by financing activities for the nine months ended December 31, 2018, of $181.5 million.
As of December 31, 2019, $581.3 million was available under our revolving credit facility (the “Credit Facility”) after consideration of covenant limitations.  On December 31, 2019, the amount outstanding under the Credit Facility was zero. Outstanding balances accrue interest at LIBOR plus applicable basis points totaling 3.50% per annum. Amounts repaid under the Credit Facility may be re-borrowed.
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
In December 2019, the Company amended its receivable securitization facility (the "Securitization Facility") decreasing the purchase limit from $125.0 million to $75.0 million and extended the term through December 2022. At December 31, 2019, there was $75.0 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not affected by the borrowing capacity of the Credit Facility.
The 2021 Notes, the 2022 Notes, and the 2025 Notes (collectively, the "Senior Notes") are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Senior Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.
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
For the fiscal year ending March 31, 2020, the Company is not required to make minimum contributions to its U.S. defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. Additionally, as disclosed on the Form 8-K dated December 11, 2019, the Company contributed 1,730,703 shares of common stock to Vought Aircraft Industries Inc., Master Defined Benefit Trust (the "Trust"), which is the funding vehicle for the Vought Aircraft Industries, Inc. Hourly Retirement Plan. The closing price of the Company’s common stock on the New York Stock Exchange on the date of the contribution was $28.89 per share (for an aggregate contribution value of approximately $50 million). As a result of the contribution, the Company does not expect that it will have any required contribution to the Trust for the fiscal year ending March 31, 2021.

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
As of December 31, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit 10.1
Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019).

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
Exhibit 101
The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and nine months ended December 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

/s/ Daniel J. Crowley	February 6, 2020
Daniel J. Crowley, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James F. McCabe, Jr.	February 6, 2020
James F. McCabe, Jr., Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas A. Quigley, III	February 6, 2020
Thomas A. Quigley, III, Vice President, Investor Relations and Controller
(Principal Accounting Officer)