Form 10-Q
period 2020-06-30
TRIUMPH GROUP INC
filed 2020-08-05
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on July 31, 2020, was 52,072,825.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share data)

	June 30,	March 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,909	$485,463
Trade and other receivables, less allowance for credit losses of $7,181 and $4,293	256,848	359,487
Contract assets	203,984	244,417
Inventory, net	467,105	452,976
Assets held for sale	195,073	—
Prepaid expenses and other current assets	18,708	19,289
Total current assets	1,172,627	1,561,632
Property and equipment, net	370,820	418,141
Goodwill	513,392	513,527
Intangible assets, net	120,928	381,968
Other, net	88,553	105,065
Total assets	$2,266,320	$2,980,333
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$7,555	$7,336
Accounts payable	299,269	457,694
Contract liabilities	199,463	295,320
Accrued expenses	199,267	227,403
Liabilities related to assets held for sale	83,806	—
Total current liabilities	789,360	987,753
Long-term debt, less current portion	1,557,066	1,800,171
Accrued pension and other postretirement benefits	643,256	660,065
Deferred income taxes	7,487	7,439
Other noncurrent liabilities	316,532	306,169
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 52,002,210 and 51,858,089 shares outstanding	52	52
Capital in excess of par value	796,186	804,830
Treasury stock, at cost, 458,710 and 602,831 shares	(25,188)	(36,217)
Accumulated other comprehensive loss	(710,616)	(719,428)
Accumulated deficit	(1,107,815)	(830,501)
Total stockholders' deficit	(1,047,381)	(781,264)
Total liabilities and stockholders' deficit	$2,266,320	$2,980,333

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2020	2019
Net sales	$495,077	$730,231
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	393,843	582,233
Selling, general and administrative	57,203	62,337
Depreciation and amortization	28,602	44,050
Impairment of long-lived assets	252,382	—
Restructuring	15,439	2,964
Loss on sale of assets and businesses	—	3,136
	747,469	694,720
Operating (loss) income	(252,392)	35,511
Non-service defined benefit income	(10,888)	(14,875)
Interest expense and other, net	34,957	27,491
(Loss) income from continuing operations before income taxes	(276,461)	22,895
Income tax expense	853	4,807
Net (loss) income	$(277,314)	$18,088
(Loss) earnings per share—basic:
Net (loss) income	$(5.35)	$0.36
Weighted average common shares outstanding—basic	51,860	49,854
(Loss) earnings per share—diluted:
Net (loss) income	$(5.35)	$0.36
Weighted average common shares outstanding—diluted	51,860	50,295

Dividends declared and paid per common share	$—	$0.04

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2020	2019
Net (loss) income	$(277,314)	$18,088
Other comprehensive income (loss):
Foreign currency translation adjustment	919	(2,683)
Defined benefit pension plans and other postretirement benefits:
Reclassification to net (loss) income - net of expense (benefit)
Amortization of net (gain) loss, net of taxes of $0 and $0, respectively	6,826	2,851
Recognized prior service cost (credits), net of taxes of $0 and $0, respectively	(1,033)	(1,442)
Total defined benefit pension plans and other postretirement benefits, net of taxes	5,793	1,409
Cash flow hedges:
Unrealized gain arising during the period, net of tax benefit of $0 and $0 respectively	3,658	95
Reclassification of loss included in net earnings, net of tax expense of $0 and $0 respectively	(1,558)	(414)
Net unrealized gain (loss) on cash flow hedges, net of tax	2,100	(319)
Total other comprehensive income (loss)	8,812	(1,593)
Total comprehensive (loss) income	$(268,502)	$16,495

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2020

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2020	51,858,089	$52	$804,830	$(36,217)	$(719,428)	$(830,501)	$(781,264)
Net loss	—	—	—	—	—	(277,314)	(277,314)
Foreign currency translation adjustment	—	—	—	—	919	—	919
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,793	—	5,793
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,100	—	2,100
Share-based compensation	158,274	—	(6,670)	9,291	—	—	2,621
Repurchase of restricted shares for minimum tax obligation	(50,955)	—	—	(474)	—	—	(474)
Employee stock purchase plan	36,802	—	(1,974)	2,212	—	—	238
June 30, 2020	52,002,210	$52	$796,186	$(25,188)	$(710,616)	$(1,107,815)	$(1,047,381)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(487,684)	$(794,072)	$(573,313)
Net income	—	—	—	—	—	18,088	18,088
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of ($0)	—	—	—	—	1,409	—	1,409
Change in fair value of foreign currency hedges, net of income taxes of $11	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of restricted shares for minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
June 30, 2019	50,005,153	$52	$859,280	$(149,767)	$(489,277)	$(778,207)	$(557,919)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(277,314)	$18,088
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,602	44,050
Impairment of long-lived assets	252,382	—
Amortization of acquired contract liability	(10,987)	(16,939)
Loss on sale of assets and businesses	—	3,136
Other amortization included in interest expense	2,191	1,958
Provision for credit losses	3,280	671
Provision for deferred income taxes	—	3,307
Share-based compensation	2,786	2,426
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	86,004	41,247
Contract assets	(63,391)	2,767
Inventories	(33,330)	(56,623)
Prepaid expenses and other current assets	549	12,721
Accounts payable, accrued expenses, and contract liabilities	(184,114)	(35,426)
Accrued pension and other postretirement benefits	(3,526)	(15,792)
Other	(665)	(573)
Net cash (used in) provided by operating activities	(197,533)	5,018
Investing Activities
Capital expenditures	(7,723)	(8,090)
Proceeds from (payments on) sale of assets and businesses	792	(2,570)
Net cash used in investing activities	(6,931)	(10,660)
Financing Activities
Net decrease in revolving credit facility	(225,000)	(30,000)
Proceeds from issuance of long-term debt	6,300	5,600
Retirement of debt and finance lease obligations	(27,468)	(30,572)
Payment of deferred financing costs	(4,277)	(104)
Dividends paid	—	(1,998)
Repurchase of restricted shares for minimum tax obligations	(474)	(1,043)
Net cash used in financing activities	(250,919)	(58,117)
Effect of exchange rate changes on cash	829	(121)
Net change in cash and cash equivalents	(454,554)	(63,880)
Cash and cash equivalents at beginning of period	485,463	92,807
Cash and cash equivalents at end of period	$30,909	$28,927

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2020 and 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2020 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on May 28, 2020.

Triumph is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Aerospace Structures.

Systems & Support consists of the Company’s operations that provide integrated solutions, including design, development, and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydromechanical and electromechanical primary and secondary flight controls. Systems & Support also provides full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul (“MRO”) supply chain. Through its ground support equipment maintenance, component MRO and post-production supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories.  Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

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

Standards Recently Implemented

Adoption of ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. The Company adopted ASU 2016-13 effective April 1, 2020, and the impact on our consolidated financial statements of adoption was not significant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures.  ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The Company adopted ASU 2018-13 effective April 1, 2020, and the adoption did not have a significant impact on its consolidated financial statement disclosures.

Standards Issued Not Yet Implemented

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the annual disclosure requirements for defined benefit pension plans and other postretirement plans.  The ASU does not modify interim disclosure requirements.  ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted.  The amendments in this ASU should be applied on a retrospective basis to all periods presented.  As the ASU does not modify interim disclosure requirements, the Company is currently evaluating the effect that ASU 2018-14 will have on its annual consolidated financial statements and related disclosures.

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

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required, and are included in contract liabilities on the accompanying consolidated balance sheets. The Company believes that the accounting estimates and assumptions made by management are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic; however, actual results could differ materially from those estimates.

For the three months ended June 30, 2020, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and decreased operating loss, net loss and loss per share by approximately $1,560, $3,326, $3,326, and $0.06, respectively.

For the three months ended June 30, 2019, cumulative catch-up adjustments resulting from changes in estimates decreased net sales, operating income, net income, and earnings per share by approximately ($1,149), ($4,967), ($3,924), and ($0.08), respectively.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

In connection with several prior acquisitions, the Company assumed existing long-term contracts. Based on review of these contracts at the acquisition date, the Company concluded that the terms of certain contracts were either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the respective acquisition. The Company measured these net liabilities in the year they were acquired under the measurement provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace. The portion of the Company's revenue resulting from transactions other than contracts with customers pertains to the amortization of these acquired contract liabilities.

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.  For the three months ended June 30, 2020 and 2019, credit loss expense and write offs were immaterial.

Leases

The Company leases office space, manufacturing facilities, land, vehicles, and equipment. The Company determines if an agreement is or contains a lease at the lease inception date and recognizes right-of-use (“ROU”) assets and lease liabilities at the lease commencement date. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (“short-term leases”).

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 17% and 21% of total trade accounts receivable as of June 30, 2020 and March 31, 2020, respectively. Trade and other accounts receivable from Bombardier Inc. ("Bombardier") include receivables from transition services and represented approximately 19% and 16% as of June 30, 2020 and March 31, 2020, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the three months ended June 30, 2020, were $188,137, or 38% of net sales, of which $52,022 and $136,114 were from the Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the three months ended June 30, 2019, were $245,315, or 34% of net sales, of which $61,032 and $184,282 were from the Systems & Support and Aerospace Structures, respectively. The percentage increase in sales to Boeing as compared with the prior period is driven entirely by military sales.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Sales to Gulfstream Aerospace Corporation (“Gulfstream”) for the three months ended June 30, 2020, were $53,710, or 11% of net sales, of which $843 and $52,867 were from the Systems & Support and Aerospace Structures, respectively. Sales to Gulfstream for the three months ended June 30, 2019, were $102,315, or 14% of net sales, of which $855 and $101,459 were from the Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring long-lived asset impairment in the current period (see Note 10), and to its pension and postretirement plan assets (see Note 11).

Supplemental Cash Flow Information

For the three months ended June 30, 2020, the Company paid $360 for income taxes, net of income tax refunds received. For the three months ended June 30, 2019, the Company paid $1,280 as income tax refunds, net of refunds received.

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities.  In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. Also in August 2020, the Company entered into a definitive agreement with Gulfstream to sell its G650 program scope of work. The transactions are expected to close in mid-fiscal 2021 and result in gains. As of June 30, 2020, the related assets and liabilities associated with these transactions are included within the Aerospace Structures reportable segment and are classified as held for sale on the accompanying condensed consolidating balance sheets.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Systems & Support
Satisfied over time	$103,348	$129,242
Satisfied at a point in time	130,948	175,401
Revenue from contracts with customers	234,296	304,643
Amortization of acquired contract liabilities	3,719	8,125
Total revenue	238,015	312,768

Aerospace Structures
Satisfied over time	$243,639	$372,237
Satisfied at a point in time	6,155	36,412
Revenue from contracts with customers	249,794	408,649
Amortization of acquired contract liabilities	7,268	8,814
Total revenue	257,062	417,463
	$495,077	$730,231

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Systems & Support
Commercial aerospace	$92,180	$175,319
Military	120,384	95,357
Business jets	10,374	16,147
Regional	5,875	10,373
Non-aviation	5,483	7,447
Revenue from contracts with customers	234,296	304,643
Amortization of acquired contract liabilities	3,719	8,125
Total revenue	$238,015	$312,768

Aerospace Structures
Commercial aerospace	$140,971	$229,640
Military	38,256	27,600
Business jets	65,952	121,149
Regional	4,611	30,255
Non-aviation	4	5
Revenue from contracts with customers	249,794	408,649
Amortization of acquired contract liabilities	7,268	8,814
Total revenue	257,062	417,463
	$495,077	$730,231

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise.  Contract assets are presented net of this reserve on the consolidated balance sheets.  For the three months ended June 30, 2020 and 2019, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	June 30, 2020	March 31, 2020	Change
Contract assets	$223,157	$267,079	$(43,922)
Contract liabilities	(342,604)	(386,585)	43,981
Net contract liability	$(119,447)	$(119,506)	$59

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $1,560. The change in contract assets is the result of revenue recognized in excess of amounts billed during the three months ended June 30, 2020.  The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the three months ended June 30, 2020.  Additionally, approximately $104,829 of contract assets and $20,517 of contract liabilities are classified as held for sale on the accompanying condensed consolidated balance sheets of June 30, 2020.  For the three months ended June 30, 2020, the Company recognized $49,974 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of June 30, 2020 and March 31, 2020, were $19,173 and $22,662, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of June 30, 2020 and March 31, 2020, were $143,141 and $91,265, respectively.

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

As of June 30, 2020, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$3,527,122	$1,517,354	$1,357,902	$363,626	$288,240

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5.   LEASES

The components of lease expense for the three months ended June 30, 2020 and 2019, are disclosed in the table below.

		Three Months Ended June 30,
Lease Cost	Financial Statement Classification	2020	2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$5,623	$6,502
Variable lease cost	Cost of sales or Selling, general and administrative expense	2,097	1,842
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	1,376	1,349
Interest on lease liability	Interest expense and other	406	170
Total lease cost (1)		$9,502	$9,863

(1)	Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the three months ended June 30, 2020 and 2019, is disclosed in the table below.

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,539	$4,849
Operating cash flows used in finance leases	407	171
Financing cash flows used in finance leases	2,040	2,673
ROU assets obtained in exchange for lease liabilities
Operating leases	4,858	1,831
Finance leases	352	767

Supplemental balance sheet information related to leases as of June 30, 2020 and March 31, 2020, is disclosed in the table below.

Leases	Classification	June 30, 2020	March 31, 2020
Assets
Operating lease ROU assets	Other, net Assets held for sale	$62,562	$61,461

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	41,565	39,461
Accumulated amortization	Property and equipment, net Assets held for sale	(19,997)	(18,650)
Finance lease ROU assets, net		21,568	20,811
Total lease assets		$84,130	$82,272

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$13,256	$13,139
Finance	Current portion of long-term debt Liabilities related to assets held for sale	7,558	7,336
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	57,374	54,687
Finance	Long-term debt, less current portion Liabilities related to assets held for sale	16,589	16,597
Total lease liabilities		$94,777	$91,759

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Information related to lease terms and discount rates as of June 30, 2020 and March 31, 2020, is disclosed in the table below.

	June 30, 2020	March 31, 2020
Weighted average remaining lease term (years)
Operating leases	7.2	7.2
Finance leases	6.7	6.9

Weighted average discount rate
Operating leases	6.2%	6.2%
Finance leases	6.1%	5.9%

The maturity of the Company's lease liabilities as of June 30, 2020, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2021 (remaining of year)	$13,015	$6,759	$19,774
FY2022	15,632	6,308	21,940
FY2023	12,190	3,354	15,544
FY2024	9,364	2,702	12,066
FY2025	8,100	1,356	9,456
Thereafter	30,099	9,905	40,004
Total lease payments	88,400	30,384	118,784
Less: Imputed interest	(17,770)	(6,237)	(24,007)
Total lease liabilities	$70,630	$24,147	$94,777

6.    INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2020	March 31, 2020
Raw materials	$58,724	$32,552
Work-in-process, including manufactured and purchased components	295,874	312,953
Finished goods	56,331	50,011
Rotable assets	56,176	57,460
Total inventories	$467,105	$452,976

7.   LONG TERM DEBT

Long-term debt consists of the following:

	June 30, 2020	March 31, 2020
Revolving credit facility	$175,000	$400,000
Receivable securitization facility	55,800	75,000
Finance leases	24,141	23,933
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(15,320)	(16,426)
	1,564,621	1,807,507
Less: current portion	7,555	7,336
	$1,557,066	$1,800,171

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Revolving Credit Facility

On May 22, 2020, the Company and its subsidiary co-borrowers and guarantors entered into a Twelfth Amendment to the Third Amended and Restated Credit Agreement (the “Twelfth Amendment” and the Credit Agreement as amended by the Twelfth Amendment, the “Amended Credit Agreement”) with the Administrative Agent and the Lenders party thereto. Among other things, the Twelfth Amendment:

(i) limits the amount of cash and cash equivalents in the United States the Company can hold on its balance sheet to $50,000, subject to certain limited exceptions;

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

(vi) suspends the senior secured leverage ratio covenant through the fiscal quarter ending March 31, 2021 and modifies the senior secured leverage ratio for subsequent fiscal quarters to require the senior secured leverage ratio not to exceed (i) 4.50 to 1.00 for the fiscal quarter ending June 30, 2021, (ii) 3.75 to 1.00 for the fiscal quarter ending September 30, 2021, (iii) 3.50 to 1.00 for the fiscal quarters ending December 31, 2021 and March 31, 2022, and (iv) 3.25 to 1.00 for each fiscal quarter ending thereafter and;

(vii) modifies the first lien secured leverage ratio covenant so that the maximum permitted first lien leverage ratio steps down from 2.50 to 1.00 to 2.00 to 1.00, commencing with the fiscal quarter ending March 31, 2021.

Pursuant to the Amended Credit Agreement, the Company can borrow, repay and re-borrow revolving credit loans, and cause to be issued letters of credit, in an aggregate principal amount not to exceed $600,000 outstanding at any time.  The loans borrowed under the Amended Credit Agreement bear interest at the Company’s option, at a base rate plus a margin of 2.50% to 3.00%, or a eurodollar rate, plus a margin of 3.50% to 4.00%.  The applicable interest rate is based upon the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization; provided, however, that during the Pricing Restriction Period (as defined in the Amended Credit Agreement), the loans will bear interest at the highest rate per annum.  In addition, the Company is required to pay a commitment fee of 0.30% to 0.50% on the unused portion of the revolving credit commitments depending on the Company’s total leverage ratio and whether a Pricing Restriction Period (as defined in the Amended Credit Agreement) is in effect.  The Company’s obligations under the Amended Credit Agreement are guaranteed by the Company’s domestic subsidiaries.

The obligations under the Amended Credit Agreement and related documents are secured by liens on substantially all assets of the Company and its domestic subsidiaries pursuant to a Third Amended and Restated Guarantee and Collateral Agreement, dated as of September 23, 2019, among the administrative agent, the Company and the subsidiaries of the Company party thereto.

At June 30, 2020, there were $175,000 in borrowings and $21,995 in letters of credit outstanding under the Credit Facility, primarily to support insurance policies.  At March 31, 2020, there were $400,000 in outstanding borrowings and $22,338 in letters of credit outstanding under the Credit Facility, primarily to support insurance policies.  The level of unused borrowing capacity under the Credit Facility varies from time to time depending in part upon its compliance with financial and other covenants set therein.  The Amended Credit Agreement contains certain affirmative and negative covenants, including limitations on specified levels of indebtedness to earnings before interest, taxes, depreciation and amortization, and interest coverage requirements, and includes limitations on, among other things, liens, mergers, consolidations, sales of assets, and incurrence of debt. If an event of default were to occur under the Amended Credit Agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the Credit Facility could also cause the acceleration of obligations under certain other agreements. The Company is currently in compliance with all such covenants.  As of June 30, 2020, the Company had borrowing capacity under this agreement of $323,058 after reductions for borrowings, letters of credit outstanding under the facility and consideration of covenant limitations. On May 3, 2021, revolving credit commitments under the Amended Credit Agreement will decrease to approximately $407,000.

In connection with the Twelfth Amendment to the Credit Agreement, the Company incurred $4,266 of financing costs.  These costs, along with the $10,830 of unamortized financing costs subsequent to the Eleventh Amendment, are being amortized over the remaining term of the Amended Credit Agreement on a lender-by-lender basis.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Receivables Securitization Program

In December 2019, the Company amended its receivable securitization facility (the "Securitization Facility") decreasing the purchase limit from $125,000 to $75,000 and extending the term through December 2022.  In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the trade accounts receivable under the Securitization Facility.  As of June 30, 2020, the maximum amount available under the Securitization Facility was $75,000.  Interest rates are based on LIBOR plus a program fee and a commitment fee.   The program fee is 0.13% on the amount outstanding under the Securitization Facility.  Additionally, the commitment fee is 0.50% on 100.00% of the maximum amount available under the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.

The agreement governing the Securitization Facility contains restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured Notes Due 2024

On September 23, 2019, the Company issued $525,000 principal amount of 6.250% Senior Secured Notes due September 15, 2024 (the "2024 Notes"). The 2024 Notes were sold at 100% of principal amount and have an effective interest yield of 6.250%. Interest on the 2024 Notes is payable semiannually in cash in arrears on March 15 and September 15 of each year. The 2024 Notes are secured by second-priority liens on all of the Company's and the subsidiary guarantors' assets that secure all of the indebtedness under the Credit Facility and certain hedging and cash management obligations.

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

Senior Notes due 2022

On June 3, 2014, the Company issued $300,000 principal amount of 5.250% Senior Notes due June 1, 2022 (the "2022 Notes"). The 2022 Notes were sold at 100% of principal amount and have an effective interest yield of 5.250%. Interest on the 2022 Notes accrues at the rate of 5.250% per annum and is payable semiannually in cash in arrears on June 1 and December 1 of each year.

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due August 15, 2025 (the "2025 Notes"). The 2025 Notes were sold at 100% of principal amount and have an effective interest yield of 7.750%. Interest on the 2025 Notes accrues at the rate of 7.750% per annum and is payable semiannually in cash in arrears on February 15 and August 15 of each year.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

June 30, 2020		March 31, 2020
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,564,621	$1,347,151	$1,807,507	$1,559,455

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

Interest paid on indebtedness during the three months ended June 30, 2020 and 2019, amounted to $13,464 and $12,896, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

8.    EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2020	2019
Weighted average common shares outstanding – basic	51,860	49,854
Net effect of dilutive stock options and non-vested stock (1)	—	441
Weighted average common shares outstanding – diluted	51,860	50,295
(1)

For the three months ended June 30, 2020 and 2019, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of June 30, 2020 and March 31, 2020, the total amount of unrecognized tax benefits was $18,971 and $18,965, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of June 30, 2020, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2021 and future periods.

The effective income tax rate for the three months ended June 30, 2020, was (0.3)% as compared with 21.0% for the three months ended June 30, 2019. For the three months ended June 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of June 30, 2020, the Company is not subject to any income tax examinations. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10. LONG-LIVED ASSETS

As disclosed in Note 3, in May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities. These planned divestitures represent the divestiture of certain assets and liabilities of an operating business within the Aerospace Structures segment that the Company has identified as an asset group pursuant to the provisions of ASC 360, Property, Plant, and Equipment. As a result, as of May 31, 2020, the Company concluded that the planned divestitures represent a significant change in the manner in which the related asset group was expected to be used, and that the asset group therefore needed to be tested for recoverability. The asset group primarily consists of working capital, fixed assets and definite-lived intangible assets. The Company first determined that the relevant long-lived asset group was not recoverable by comparing the undiscounted cash flows expected to be generated by the long-lived asset group to the carrying value of the asset group.  As a result, the Company estimated the fair value of the long-lived asset group and concluded that the asset group was impaired. The Company used a multi-period excess earnings approach to estimate the fair value of the long-lived asset group for purposes of testing the asset group for impairment.  This method estimates fair value based on the expected future excess earnings stream attributable to the asset group.  This method requires the use of several key assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. A discount rate of 15.0% was applied to the estimated future excess earnings and cash flows in order to estimate the fair value of the asset group as of the measurement date. The Company has determined that

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

the lowest level of the inputs that are significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In accordance with ASC 360, the Company allocated the resulting impairment to the specific long-lived assets within the asset group on a pro rata basis, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its estimated fair value.  As a result, the Company recognized a total noncash impairment charge of $252,382, primarily allocated to definite-lived intangible assets, which is presented as “Impairment of long-lived assets” on the condensed consolidated statements of operations.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2020	2019
Components of net periodic benefit costs:
Service cost	$377	$581
Interest cost	16,087	18,661
Expected return on plan assets	(33,002)	(35,739)
Amortization of prior service credits	243	(278)
Amortization of net loss	8,223	5,359
Net periodic benefit income	$(8,072)	$(11,416)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2020	2019
Components of net periodic benefit costs:
Service cost	$—	$44
Interest cost	28	863
Amortization of prior service credits	(1,276)	(1,164)
Amortization of gain	(1,191)	(2,442)
Net periodic benefit income	$(2,439)	$(2,699)

12.     STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three months ended June 30, 2020 and 2019, were as follows:
	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2020	$(62,045)	$(4,303)	$(653,080)		$(719,428)
AOCI before reclassifications	919	3,658	—		4,577
Amounts reclassified from AOCI	—	(1,558)	5,793	(2)	4,235
Net current period OCI	919	2,100	5,793		8,812
June 30, 2020	(61,126)	(2,203)	(647,287)		(710,616)

March 31, 2019	$(48,606)	$(1,130)	$(437,948)		$(487,684)
AOCI before reclassifications	(2,683)	95	—		(2,588)
Amounts reclassified from AOCI	—	(414)	1,409	(2)	995
Net current period OCI	(2,683)	(319)	1,409		(1,593)
June 30, 2019	(51,289)	(1,449)	(436,539)		(489,277)

(1)	Net of tax.
(2)

Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

13.    SEGMENTS

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended June 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$495,077	$—	$238,015	$257,062
Intersegment sales (eliminated in consolidation)	—	(2,687)	1,872	815
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	38,452	—	30,068	8,384

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(28,602)	(856)	(8,356)	(19,390)
Interest expense and other, net	(34,957)
Corporate expenses	(18,061)
Share-based compensation expense	(2,786)
Amortization of acquired contract liabilities	10,987
Non-service defined benefit income	10,888
Impairment of long-lived assets	(252,382)
Income before income taxes	(276,461)

Total capital expenditures	$7,723	$411	$6,283	$1,029
Total assets	$2,266,320	$118,849	$1,436,980	$710,491

	Three Months Ended June 30, 2019
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$730,231	$—	$312,768	$417,463
Intersegment sales (eliminated in consolidation)	—	(2,553)	838	1,715
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	82,608	—	44,080	38,528

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(44,050)	(834)	(8,157)	(35,059)
Interest expense and other, net	(27,491)
Corporate expenses	(14,424)
Share-based compensation expense	(2,426)
Loss on sale of assets and businesses	(3,136)
Amortization of acquired contract liabilities	16,939
Non-service defined benefit income	14,875
Income before income taxes	22,895

Total capital expenditures	$8,090	$233	$3,884	$3,973

During the three months ended June 30, 2020 and 2019, the Company had foreign sales of $92,197 and $175,340, respectively.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

As the Company completes its restructuring plans as disclosed in Note 15, including the disposal of certain facilities, the Company may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made.

15.    RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. The Company incurred costs of $15,439 associated with new restructuring plans during the three months ended June 30, 2020. We estimate that we will incur costs in each of our segments for third-party consulting costs and severance, primarily related to our cost-reductions, of approximately $25,000 to $27,000 for the fiscal year ended March 31, 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, production of complex assemblies using external designs, as well as full life cycle solutions for commercial, regional and military aircraft; and (ii) Aerospace Structures, whose companies supply commercial, business, regional, and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminium, hard metal and composite structure capabilities.

During the fiscal year ended March 31, 2020, the Company divested of a number of its assets and operations, including the sale of its manufacturing operations at its Nashville, TN, facility (the “Nashville divestiture”) and the assignment of its E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK").  The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture or assignment.  Collectively, these transactions are referred to as the “fiscal 2020 divestitures.”  The Company recognized combined net losses of $56.9 million associated with the fiscal 2020 divestitures, which are presented within loss on sale of assets and businesses, net on the consolidated statements of operations included on the Company's Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.

Significant financial results for the first quarter of the fiscal year ending March 31, 2021, include:

•	Net sales were $495.1 million compared with $730.2 million for the prior year period.
•	Operating loss was $252.4 million compared with operating income of $35.5 million for the prior year period.
•	Net loss was $277.3 million, or ($5.35) per common share, compared with net income of $18.1 million, or $0.36 per diluted common share, for the prior year period.
•	Backlog as of June 30, 2020, was $2.67 billion. Of our existing backlog, we estimate that approximately $1.18 billion will not be shipped by June 30, 2021.
•	We used $197.5 million of cash in operating activities for the three months ended June 30, 2020, as compared with cash generated from operations of $5.0 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. As of March 31, 2020, with the exception of three pending facility closures to be completed in fiscal 2021 or 2022 and the COVID-19 pandemic related actions discussed below, the Company has substantially completed these plans. For the three months ended June 30, 2020 and 2019, the Company incurred $15.4 million and $3.0 million in restructuring costs, respectively.

In March 2020, in response to anticipated headwinds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. There can be no assurance that we will achieve such savings in the anticipated amounts and timeline. As of June 30, 2020, we have realized approximately $33.0 million of the approximately $120.0 million in savings to operating cash flows for fiscal 2021. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs within Aerospace Structures.

While the long-term outlook for the aerospace industry remains positive due to the fundamental drivers of air travel demand, current expectations are that it will take 3-4 years for travel to return to calendar 2019 levels and a few years beyond that for the industry to return to long-term trend growth, although there can be no assurance that such period will not be longer. To balance the supply and demand given the COVID-19 shock and to preserve long-term potential and competitiveness, our customers have decided to reduce the production rates of several of their commercial aircraft programs. These rate decisions were based on assessments of the demand environment. There is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.  The Company will work with its customers to closely monitor the key factors that affect backlog and future demand, including customers’ evolving manufacturing plans, the widebody replacement cycle and the cargo market, but such impact could be material and make it difficult to compare periods.

The Company expects COVID-19 to reduce demand for commercial aviation aftermarket due to the recent sharp decreases in flights; as well as reduce demand for commercial aviation production as OEMs have lowered their related delivery rate assumptions.

The COVID-19-related reduction in OEM production rates may result in additional costs to produce and deliver our products, which may not be mitigated through our cost-reduction initiatives and could negatively impact earnings and cash flows, particularly with respect to our fixed-price contracts.

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

From fiscal 2014 through fiscal 2020, our Aerospace Structures business unit had been performing design, development and initial manufacturing on several new programs, including the Gulfstream G500/G600 programs. Historically, low-rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. While work progressed on these development programs, we have experienced difficulties in achieving estimated cost targets particularly in the areas of engineering and estimated recurring costs which resulted in forward losses. Additionally, from fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on its production of the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding the significant developments of each program.

Boeing 737 MAX

The Boeing 737 MAX program represented approximately 5% of revenue for the fiscal year ended March 31, 2020.  The continued grounding of 737 MAX has had a minimal unfavorable effect on our results to date.  Boeing has recently resumed production operations and updated the delivery rate assumptions.  Boeing’s assumptions include the timing and conditions of return to service, the expected impact of COVID-19, as well as the timing of regulatory approvals that will enable 737 MAX deliveries to resume.

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

Boeing 747-8

As of March 31, 2020, Triumph’s production on this program has substantially completed from its Hawthorne, California, facility, with the remaining production from its Grand Prairie, Texas, facility expected to complete in late fiscal 2021.  Facility exit plans are underway at both locations and are expected to result in additional cost to exit of approximately $20.0 million through mid-fiscal 2022 and result in projected cash uses.

G280

In May 2020, the Company reached agreement to the accelerated transfer of the G280 wing program to IAI and Korean Aerospace Industries by mid-2020 at which point the leased Tulsa factory will be closed.  The Company completed the final wing assembly in July 2020.

G650

In the first quarter of fiscal 2019, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope.  The G650 wing box and wing completion work, which had been coproduced across three facilities at both companies, are being consolidated into Gulfstream’s facilities in Savannah, Georgia.  The Company completed the manufacturing of its final wing box in July 2019.  In August 2020, the Company entered into a definitive agreement to sell its remaining G650 wing supply chain activity and engineering services to Gulfstream. This transaction is expected to close in the first half of fiscal 2021.

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

In May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in

Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream

G650 wing supply chain activities. In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. Also in August 2020, the Company entered into a definitive agreement with Gulfstream to sell its G650 program scope of work.  During the three months ended June 30, 2020, the assets that are the subject of these transactions represented, in the aggregate, approximately $52.5 million of the $495.1 million of consolidated net sales (or approximately 10.6% of consolidated net sales), entirely within Aerospace Structures.  The transactions are expected to close in mid-fiscal 2021 and result in gains. We expect to generate aggregate proceeds from these transactions in the range of $100.0 million.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Three Months Ended June 30,
	2020	2019
Net (loss) income (U.S. GAAP measure)	$(277,314)	$18,088
Loss on sale of assets and businesses, net	—	3,136
Amortization of acquired contract liabilities	(10,987)	(16,939)
Depreciation and amortization*	280,984	44,050
Interest expense and other	34,957	27,491
Income tax expense	853	4,807
Adjusted EBITDA (non-GAAP measure)	$28,493	$80,633
Non-service defined benefit income (excluding settlements)	(10,888)	(14,875)
Adjusted EBITDAP (non-GAAP measure)	$17,605	$65,758
*	Includes impairment charges related to long-lived assets

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating (loss) income for the indicated periods (in thousands):

	Three Months Ended June 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(252,392)	$25,431	$(256,120)	$(21,703)
Amortization of acquired contract liabilities	(10,987)	(3,719)	(7,268)	—
Depreciation and amortization*	280,984	8,356	271,772	856
Adjusted EBITDAP	$17,605	$30,068	$8,384	$(20,847)

	Three Months Ended June 30, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$35,511	$44,048	$12,283	$(20,820)
Loss on sale of assets and businesses	3,136	—	—	3,136
Amortization of acquired contract liabilities	(16,939)	(8,125)	(8,814)	—
Depreciation and amortization	44,050	8,157	35,059	834
Adjusted EBITDAP	$65,758	$44,080	$38,528	$(16,850)
*	Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2020, compared with three months ended June 30, 2019

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Net sales	$495,077	$730,231
Segment operating (loss) income	$(230,689)	$56,331
Corporate expense	(21,703)	(20,820)
Total operating (loss) income	(252,392)	35,511
Interest expense and other	34,957	27,491
Non-service defined benefit income	(10,888)	(14,875)
Income tax expense	853	4,807
Net loss	$(277,314)	$18,088

Net sales decreased by $235.2 million, or 32.2%, to $495.1 million for the three months ended June 30, 2020, from $730.2 million for the three months ended June 30, 2019.  Organic sales adjusted for inter-segment sales decreased $205.5 million, or 29.3%, with additional declines from the Nashville divestiture of $29.7 million. Organic sales decreases included the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), as well as the transitioned workscopes on the E-2 Jets and G650 programs, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial narrowbody and widebody programs.  These declines were partially offset by increases in military platforms.

Cost of sales decreased by $188.4 million, or 32.4%, to $393.8 million for the three months ended June 30, 2020, from $582.2 million for the three months ended June 30, 2019.  Organic cost of sales adjusted for inter-segment sales decreased $160.9 million, or 29.0% with additional declines from the Nashville divestiture of $27.4 million. Organic cost of sales decreased primarily due to the lower volumes described above.  Organic gross margin for the three months ended June 30, 2020, was 20.3% compared with 20.7% for the three months ended June 30, 2019. The gross margin for the three months ended June 30, 2020, decreased primarily as a result of increased product costs due to the lower sales volumes partially offset by the results of the Company’s restructuring and cost-reduction activities.

Gross margin for the three months ended June 30, 2020, included net favorable cumulative catch-up adjustments on long-term contracts of $3.3 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $28.0 million and gross unfavorable adjustments of $24.7 million. Gross margins for the three months ended June 30, 2019, included net unfavorable cumulative catch-up adjustments of $5.0 million.

Segment operating loss decreased by $287.0 million, or 509.5%, to $230.7 million for the three months ended June 30, 2020, from segment operating income of $56.3 million for the three months ended June 30, 2019.  Organic segment operating loss decreased by $287.0 million, or 509.7%, primarily due to long-lived asset impairment charges of $252.4 million, decreased volumes above as well as increased restructuring costs of $7.4 million partially offset by lower travel costs $2.4 million. The Nashville divestiture contributed an immaterial amount of operating income in the three months ended June 30, 2019.

Corporate operations incurred expenses of $21.7 million for the three months ended June 30, 2020, as compared with $20.8 million for the three months ended June 30, 2019.  The corporate expenses increased primarily due to restructuring costs of $5.6 million partially offset by decreased loss on sale of assets and businesses of $3.1 million.

Interest expense and other increased by $7.5 million, or 27.2%, to $35.0 million for the three months ended June 30, 2020, compared with $27.5 million for the three months ended June 30, 2019, due to higher interest rates and relative debt levels as well as a $3.0 million increase from the net unfavorable change in foreign currency exchange rate losses.

Non-service defined benefit income decreased by $4.0 million, or 26.8%, to $10.9 million for the three months ended June 30, 2020, compared with $14.9 million for the three months ended June 30, 2019.  The decrease was primarily due to changes in actuarial assumptions and experience.

The effective income tax rate for the three months ended June 30, 2020, was (0.3)% compared with 21.0% for the three months ended June 30, 2019. For the three months ended June 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended June 30, 2020, compared with three months ended June 30, 2019

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

Refer to Note 1 for further details regarding the operations and capabilities of each of our reportable segments.

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

	Three Months Ended June 30,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$239,887	$313,606	(23.5)%	48.5%	43.0%
Aerospace Structures	257,877	419,178	(38.5)%	52.1%	57.4%
Elimination of inter-segment sales	(2,687)	(2,553)	(5.3)%	(0.5)%	(0.4)%
Total net sales	$495,077	$730,231	(32.2)%	100.0%	100.0%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$25,431	$44,048	(42.3)%	10.6%	14.1%
Aerospace Structures	(256,120)	12,283	(2185.2)%	(99.3)%	2.9%
Corporate	(21,703)	(20,820)	(4.2)%	n/a	n/a
Total segment operating (loss) income	$(252,392)	$35,511	(810.7)%	(51.0)%	4.9%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$30,068	$44,080	(31.8)%	12.7%	14.4%
Aerospace Structures	8,384	38,528	(78.2)%	3.4%	9.4%
Corporate	(20,847)	(16,850)	(23.7)%	n/a	n/a
	$17,605	$65,758	(73.2)%	3.6%	9.2%

Systems & Support:     Systems & Support net sales decreased by $73.7 million, or 23.5%, to $239.9 million for the three months ended June 30, 2020, from $313.6 million for the three months ended June 30, 2019. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial narrowbody and widebody programs, partially offset by increases in military platforms.

Systems & Support cost of sales decreased by $55.5 million, or 24.5%, to $171.1 million for the three months ended June 30, 2020, from $226.5 million for the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020, was 28.7% compared with 27.8% for the three months ended June 30, 2019. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of the Company’s restructuring and cost-reduction activities.

Systems & Support operating income decreased by $18.6 million, or 42.3%, to $25.4 million for the three months ended June 30, 2020, from $44.0 million for the three months ended June 30, 2019. Operating income decreased primarily due to the decreased sales noted above as well as increased restructuring costs.

Systems & Support operating income as a percentage of segment sales decreased to 10.6% for the three months ended June 30, 2020, as compared with 14.1% for the three months ended June 30, 2019, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin year over year.

Aerospace Structures:     Aerospace Structures net sales decreased by $161.3 million, or 38.5%, to $257.9 million for the three months ended June 30, 2020, from $419.2 million for the three months ended June 30, 2019.  Organic net sales decreased by $131.6 million, with additional declines from the Nashville divestiture of $29.7 million.  Organic net sales decreased due to the planned reductions on  sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscopes on the E-2 Jets and G650 programs, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial narrowbody and widebody programs.

Aerospace Structures cost of sales decreased by $132.8 million, or 37.1%, to $225.5 million for the three months ended June 30, 2020, from $358.2 million for the three months ended June 30, 2019. Organic cost of sales decreased by $105.3 million, with an additional reduction in cost of sales from the Nashville divestiture of $27.4 million.  Organic gross margin for the three months ended June 30, 2020, was 12.6% compared with 15.1% for the three months ended June 30, 2019.  The decrease in organic cost of sales is due to decrease in sales noted above. The gross margin decline was impacted by extended shut-downs at certain facilities in the quarter due to COVID-19. The gross margin included net favorable cumulative catch-up adjustments of $3.3 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $27.8 million and gross unfavorable adjustments of $24.5 million. The net unfavorable cumulative catch-up adjustment for the three months ended June 30, 2019, was $4.3 million.

Aerospace Structures operating loss decreased by $268.4 million, or 2185.2%, to $256.1 million for the three months ended June 30, 2020, from operating income of $12.3 million for the three months ended June 30, 2019. The decreased operating loss was nearly all organic and primarily the result of the decreases noted above as well as an increase in restructuring costs and the current period long-lived asset impairment charges of $252.4 million.  The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the long-lived asset impairment charges, which are excluded from Adjusted EBITDAP.

Aerospace Structures operating loss as a percentage of segment sales decreased to (99.3)% for the three months ended June 30, 2020, as compared with 2.9% for the three months ended June 30, 2019, due to the decrease in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements.  During the three months ended June 30, 2020, we had a net cash outflow of $197.5 million from operating activities, a decrease of $202.6 million, compared with a net cash inflow of $5.0 million for the three months ended June 30, 2019. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers, as we were unable to reduce volumes of our material purchases at the same rates that our sales declined from the impacts of COVID-19.  Cash flows included increased inventory and contract asset levels and lower accounts payable. We anticipate that this trend will continue, but to a lesser degree in our second quarter, and we expect it to recover somewhat in the second half of the fiscal year assuming there are no additional extended shut-downs of operations due to the pandemic.  Cash flows from operations also included approximately $10.0 million in the liquidation of prior period customer advances against current period deliveries.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. As of March 31, 2020, with the exception of three pending facility closures to be completed in fiscal 2021 or 2022 and the COVID-19 pandemic related actions discussed below, the Company has substantially completed these plans.

In March 2020, in response to anticipated headwinds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. There can be no assurance that we will achieve such savings in the anticipated amounts and timeline. As of June 30, 2020, we have realized approximately $33.0 million of the $120.0 million in savings to operating cash flows for fiscal 2021. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs within Aerospace Structures.

Cash flows used in investing activities for the three months ended June 30, 2020, decreased $3.7 million from the three months ended June 30, 2019. Cash flows used in investing activities for the three months ended June 30, 2020, included cash from the sales of assets and businesses of $0.8 million offset by capital expenditures of $7.7 million. Cash flows used in investing activities for the three months ended June 30, 2019, included cash paid as part of working capital settlements associated with the sales of assets and businesses of $2.6 million with additional investing outflows from capital expenditures of $8.1 million.

Cash flows used in financing activities for the three months ended June 30, 2020, were $250.9 million, compared with cash flows used in financing activities for the three months ended June 30, 2019, of $58.1 million. In March, the Company drew on its Credit

Facility (as defined below), bringing the outstanding balance as of March 31, 2020, to $400.0 million.  This was done as part of a comprehensive precautionary approach to increase the Company’s cash position and maximize its financial flexibility, in light of the current volatility in the global markets resulting from the COVID-19 pandemic.  In the three months ended June 30, 2020, we repaid approximately $225.0 million of the borrowings.  Cash flows used in financing activities for the three months ended June 30, 2019, was the result of payments against debt obligations.

As of June 30, 2020, we had $30.9 million of cash on hand and $323.1 million was available under the Company's existing credit agreement (the "Credit Facility").  On June 30, 2020, approximately $22.0 million in letters of credit were outstanding under the Credit Facility, all of which were accruing interest at LIBOR plus applicable basis points totalling approximately 3.50% per annum. Amounts repaid under the Credit Facility may be reborrowed.  As of July 31, 2020, we had $28.0 million cash on hand, $265.6 million of borrowings under the Credit Facility, and $28.0 million of outstanding letters of credit.

We have taken a number of actions to improve liquidity. We have implemented cost reduction actions as described above. We are also working with our customers and supply chain to accelerate receipts and conserve cash. We are also deferring certain employer payroll tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We will evaluate additional programs if passed by the federal government.  Additionally, as disclosed in Note 7, on May 22, 2020, the Company and its subsidiary co-borrowers and guarantors entered into a Twelfth Amendment to Credit Agreement which, among other things, adjusted certain financial covenants within the agreement to provide additional flexibility to the Company with regard to meetings its financial obligations.

We believe, based on an assessment of current market conditions, that cash flows from operations and borrowings under the Amended Credit Agreement, or other sources of liquidity, will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We are evaluating additional funding options from the U.S. government via the U.S. Treasury and various Federal Reserve programs. We have in the past and expect to continue to evaluate the debt and other capital markets and may seek to consummate one or more transactions including a refinancing of a portion of our outstanding indebtedness,  the issuance of equity (including convertible securities), the repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to extend debt maturities or obtain additional flexibility. Any of these transactions could impact our financial results. We may also use asset sale proceeds for one or more of these purposes in accordance with our outstanding agreements. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. However, the COVID-19 crisis may constrain the debt and other capital markets and our ability to access the debt and other capital markets may be reduced. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all. In the event that the overall aviation market experiences delayed recoveries and divesture opportunities do not occur, the availability under the Amended Credit Agreement may change or be fully utilized and additional funding sources may be needed. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

At June 30, 2020, there was $55.8 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee. The Securitization Facility's net availability is not affected by the borrowing capacity of the Amended Credit Agreement.

The 5.25% Senior Notes due June 1, 2022 (the “2022 Notes”), the 6.250% Senior Secured Notes due September 15, 2024 (the “2024 Notes”), and the 7.750% Senior Notes due August 15, 2025 (the “2025 Notes”) (collectively, the "Senior Notes") are the Company's senior obligations and rank equally in right of payment with all of its other existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Senior Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.

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

For further information on the Company's long-term debt, see Note 7.

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

As of and for the three months ended
Parent and Guarantor Summarized Financial Information	June 30, 2020
Current assets	$837,566
Noncurrent assets	940,591
Current liabilities	756,863
Noncurrent liabilities	2,256,674
Due to/from Non-Guarantor Subsidiaries	12,350

Net sales	452,295
Gross profit	94,968
Loss from continuing operations	(269,687)
Net loss	(269,689)

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. There has been no material change in this information during the period covered by this report.

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

As of June 30, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. We become subject to claims, investigations, and assessments related to these matters from time to time in the ordinary course of business.  The investigation of possible violations of these laws, including internal investigations and compliance reviews that we may conduct from time to time, and the results of those investigations could be costly and disruptive, and may have a material adverse effect on our business.  Violations of these laws or regulations could result in significant additional sanctions, including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter into contracts with the U.S. Government. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1	Triumph Group, Inc. Amended and Restated 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2020).*
Exhibit 10.2	Amendment No. 1 to Triumph Group, Inc. Executive Change in Control Severance Plan.*
Exhibit 10.3	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended June

30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	August 4, 2020
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	August 4, 2020
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	August 4, 2020
Thomas A. Quigley, III