Form 10-Q
period 2020-09-30
TRIUMPH GROUP INC
filed 2020-11-05
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 3, 2020, was 52,110,657.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	September 30,	March 31,
	2020	2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$440,211	$485,463
Trade and other receivables, less allowance for credit losses of $7,890 and $4,293	233,802	359,487
Contract assets	193,056	244,417
Inventory, net	465,800	452,976
Assets held for sale	115,940	—
Prepaid expenses and other current assets	15,727	19,289
Total current assets	1,464,536	1,561,632
Property and equipment, net	360,949	418,141
Goodwill	516,833	513,527
Intangible assets, net	116,886	381,968
Other, net	74,221	105,065
Total assets	$2,533,425	$2,980,333
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$7,212	$7,336
Accounts payable	242,475	457,694
Contract liabilities	175,159	295,320
Accrued expenses	196,623	227,403
Liabilities related to assets held for sale	52,573	—
Total current liabilities	674,042	987,753
Long-term debt, less current portion	2,014,595	1,800,171
Accrued pension and other postretirement benefits	626,851	660,065
Deferred income taxes	7,493	7,439
Other noncurrent liabilities	274,801	306,169
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 52,460,920 and 52,460,920 shares issued; 52,078,690 and 51,858,089 shares outstanding	52	52
Capital in excess of par value	794,619	804,830
Treasury stock, at cost, 382,230 and 602,831 shares	(20,886)	(36,217)
Accumulated other comprehensive loss	(725,386)	(746,448)
Accumulated deficit	(1,112,756)	(803,481)
Total stockholders' deficit	(1,064,357)	(781,264)
Total liabilities and stockholders' deficit	$2,533,425	$2,980,333
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Net sales	$481,815	$772,110	$976,892	$1,502,341
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	382,072	622,236	775,915	1,204,469
Selling, general and administrative	56,239	66,201	113,442	128,538
Depreciation and amortization	22,098	30,219	50,700	74,269
Impairment of long-lived assets	—	—	252,382	—
Restructuring	13,237	5,782	28,676	8,746
Legal judgment gain, net of expenses	—	(5,400)	—	(5,400)
Loss (gain) on sale of assets and businesses	747	(7,965)	747	(4,829)
	474,393	711,073	1,221,862	1,405,793
Operating income (loss)	7,422	61,037	(244,970)	96,548
Non-service defined benefit income	(12,427)	(27,824)	(24,843)	(41,226)
Interest expense and other, net	52,506	35,400	87,463	62,891
(Loss) income from continuing operations before income taxes	(32,657)	53,461	(307,590)	74,883
Income tax expense	832	11,227	1,685	15,725
Net (loss) income	$(33,489)	$42,234	$(309,275)	$59,158
(Loss) earnings per share—basic:
Net (loss) income	$(0.64)	$0.84	$(5.95)	$1.18
Weighted average common shares outstanding—basic	52,011	49,987	51,941	49,927
(Loss) earnings per share—diluted:
Net (loss) income	$(0.64)	$0.84	$(5.95)	$1.17
Weighted average common shares outstanding—diluted	52,011	50,460	51,941	50,385

Dividends declared and paid per common share	$—	$0.04	$—	$0.08
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Net (loss) income	$(33,489)	$42,234	$(309,275)	$59,158
Other comprehensive income (loss):
Foreign currency translation adjustment	7,282	(6,227)	8,201	(8,910)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax (expense) benefit
Prior service cost, net of taxes of $0 and $0, respectively	—	(4,898)	—	(4,898)
Actuarial loss, net of taxes of $0 and $0, respectively	—	(118,073)	—	(118,073)
Reclassification to net (loss) income - net of expense (benefit)
Amortization of net loss, net of taxes of $0 and $0, respectively	5,298	5,174	10,596	9,189
Recognized prior service (credits) cost, net of taxes of $0 and $0, respectively	(1,033)	48,945	(2,066)	47,503
Total defined benefit pension plans and other postretirement benefits, net of taxes	4,265	(68,852)	8,530	(66,279)
Cash flow hedges:
Unrealized gain arising during the period, net of tax benefit of $0 and $0 respectively	2,772	245	6,430	340
Reclassification of loss included in net earnings, net of tax expense of $0 and $0 respectively	(541)	(1,323)	(2,099)	(1,737)
Net unrealized gain (loss) on cash flow hedges, net of tax	2,231	(1,078)	4,331	(1,397)
Total other comprehensive income (loss)	13,778	(76,157)	21,062	(76,586)
Total comprehensive loss	$(19,711)	$(33,923)	$(288,213)	$(17,428)
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2020

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2020 (1)	51,858,089	$52	$804,830	$(36,217)	$(746,448)	$(803,481)	$(781,264)
Net loss	—	—	—	—	—	(275,786)	(275,786)
Foreign currency translation adjustment	—	—	—	—	919	—	919
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,100	—	2,100
Share-based compensation	158,274	—	(6,670)	9,291	—	—	2,621
Repurchase of shares for share-based compensation minimum tax obligation	(50,955)	—	—	(474)	—	—	(474)
Employee stock purchase plan	36,802	—	(1,974)	2,212	—	—	238
June 30, 2020 (1)	52,002,210	$52	$796,186	$(25,188)	$(739,164)	$(1,079,267)	$(1,047,381)
Net loss	—	—	—	—	—	(33,489)	(33,489)
Foreign currency translation adjustment	—	—	—	—	7,282	—	7,282
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,231	—	2,231
Share-based compensation	54,313	—	(446)	2,982	—	—	2,536
Repurchase of shares for share-based compensation minimum tax obligation	(2,246)	—	—	(21)	—	—	(21)
Employee stock purchase plan	24,413	—	(1,122)	1,341	—	—	219
September 30, 2020	52,078,690	$52	$794,619	$(20,886)	$(725,386)	$(1,112,756)	$(1,064,357)
(1)	As adjusted; refer to Note 1.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2019

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2019 (1)	49,887,268	$52	$867,545	$(159,154)	$(516,011)	$(765,745)	$(573,313)
Net income	—	—	—	—	—	16,924	16,924
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	2,573	—	2,573
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of shares for share-based compensation minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
June 30, 2019 (1)	50,005,153	$52	$859,280	$(149,767)	$(516,440)	$(751,044)	$(557,919)
Net income	—	—	—	—	—	42,234	42,234
Foreign currency translation adjustment	—	—	—	—	(6,227)	—	(6,227)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(68,852)	—	(68,852)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,078)	—	(1,078)
Cash dividends ($0.04 per share)	—	—	—		—	(2,003)	(2,003)
Share-based compensation	59,938	—	(850)	3,654	—	—	2,804
Repurchase of shares for share-based compensation minimum tax obligation	(764)	—	—	(5)	—	—	(5)
Employee stock purchase plan	10,196	—	(400)	622	—	—	222
September 30, 2019 (1)	50,074,523	$52	$858,030	$(145,496)	$(592,597)	$(710,813)	$(590,824)
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(309,275)	$59,158
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,700	74,269
Impairment of long-lived assets	252,382	—
Amortization of acquired contract liability	(28,150)	(39,556)
Loss (gain) on sale of assets and businesses	747	(4,829)
Curtailments and special termination benefits gain, net	—	(14,373)
Other amortization included in interest expense	19,721	6,955
Provision for credit losses	4,689	1,140
Provision for deferred income taxes	—	15,159
Share-based compensation	5,407	5,290
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	117,434	29,436
Contract assets	15,871	33,930
Inventories	(26,945)	(41,807)
Prepaid expenses and other current assets	2,938	16,209
Accounts payable, accrued expenses, and contract liabilities	(319,444)	(121,112)
Accrued pension and other postretirement benefits	(24,920)	(30,483)
Other, net	(878)	21
Net cash used in operating activities	(239,723)	(10,593)
Investing Activities
Capital expenditures	(12,804)	(16,995)
Proceeds from (payments on) sale of assets and businesses	1,521	(574)
Net cash used in investing activities	(11,283)	(17,569)
Financing Activities
Net decrease in revolving credit facility	(400,000)	(147,615)
Proceeds from issuance of long-term debt	713,900	546,000
Retirement of debt and finance lease obligations	(92,843)	(415,447)
Payment of deferred financing costs	(17,342)	(16,275)
Dividends paid	—	(4,001)
Repurchase of restricted shares for minimum tax obligations	(495)	(1,048)
Net cash provided by (used in) financing activities	203,220	(38,386)
Effect of exchange rate changes on cash	2,534	(1,407)
Net change in cash and cash equivalents	(45,252)	(67,955)
Cash and cash equivalents at beginning of period	485,463	92,807
Cash and cash equivalents at end of period	$440,211	$24,852

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and six months ended September 30, 2020 and 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2020 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on May 28, 2020.

Triumph is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures, and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Aerospace Structures.

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs.  Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units and Full Authority Digital Electronic Control fuel systems; hydromechanical and electromechanical primary and secondary flight controls. Systems & Support also provides full life cycle solutions for commercial, regional and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul (“MRO”) supply chain. Through its ground support equipment maintenance, component MRO and post-production supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories. Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures.  ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  All other amendments should be applied retrospectively to all periods presented upon their effective date.  The Company adopted ASU 2018-13 effective April 1, 2020, and the adoption did not have a significant impact on its consolidated financial statement disclosures.

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

Impact of Change in Accounting Principle

Effective April 1, 2020, the Company changed its method of accounting for the determination of the market-related value of assets (“MRVA”) for a class of assets (fixed income securities) within the qualified U.S. defined benefit plan (the “Plan”) which is used in determining the expected return on asset component of net periodic benefit income.  This class of assets is comprised solely of the fixed income securities asset class held in the portfolio for the Plan, which provides a natural hedge (liability-hedging assets) against the changes in the recorded amount of net periodic pension cost.  Refer to Note 15 in the Company’s Form 10-K for the fiscal year ended March 31, 2020, for its fair value disclosure by asset classification.  The Company’s previous method of accounting was to calculate the MRVA for all the Plan’s assets recognizing investment gains and losses into the MRVA over a five-year period.  The Company has changed its method of accounting and elected to use the fair value of our fixed income assets, which represent approximately 44% of the Plan’s assets, to determine the MRVA beginning in the second quarter of fiscal 2021. This change in accounting principle is preferable as it results in an expected return on asset component of net periodic benefit income that more accurately reflects the changes in the fair values of the fixed income securities.  No change is being made to the accounting principle for the other classes of pension assets, which represent the remaining 56% of the pension asset portfolio for the Plan.  The gains and losses for these other plan assets will continue to be amortized into the MRVA over a five-year period.

The change in accounting principle requires retrospective application and prospective disclosure.  The Company applied the change effective April 1, 2020, and recorded a cumulative adjustment to equity as for the earliest period presented.  The tables below represent the impact of this change on the condensed consolidated statements of operations (including earnings per share) and the condensed consolidated statements of comprehensive loss for the periods presented below.  The change in accounting principle had no impact on the condensed consolidated statements of cash flows for these periods.

The tables below represent the impact of the change in accounting principle on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2020.

	Three Months Ended			Six Months Ended
	As Reported (With Change), September 30, 2020	Impact of Change	Without Change, September 30, 2020	As Reported (With Change), September 30, 2020	Impact of Change	Without Change, September 30, 2020
Non-service defined benefit income	$(12,427)	$(1,528)	$(13,955)	$(24,843)	$(3,056)	$(27,899)
Loss before income taxes	(32,657)	1,528	(31,129)	(307,590)	3,056	(304,534)
Income tax expense	832	-	832	1,685	-	1,685
Net loss	$(33,489)	$1,528	$(31,961)	$(309,275)	$3,056	$(306,219)

Net Income per share - basic & diluted
Basic	$(0.64)	$0.03	$(0.61)	$(5.95)	$0.06	$(5.90)
Diluted	$(0.64)	$0.03	$(0.61)	$(5.95)	$0.06	$(5.90)

Defined benefit pension plans and other postretirement benefits:
Total defined benefit pension plans and other postretirement benefits, net of taxes	$4,265	$(1,528)	$2,737	$8,530	$(3,056)	$5,474
Total other comprehensive income	$13,778	$(1,528)	$12,250	$21,062	$(3,056)	$18,006
Comprehensive loss	$(19,711)	$-	$(19,711)	$(288,213)	$-	$(288,213)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The table below represents the impact of the change in accounting principle on the condensed consolidated balance sheet as of September 30, 2020.

Stockholders' deficit:	As Reported (With Change), September 30, 2020	Impact of Change	Without Change, September 30, 2020
Accumulated other comprehensive loss	$(725,386)	$(30,076)	$(755,462)
Accumulated deficit	$(1,112,756)	$30,076	$(1,082,680)
Total stockholders' deficit	$(1,064,357)	$-	$(1,064,357)

The tables below represent the impact of the change in accounting principle on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2019.

	Three Months Ended			Six Months Ended
	As Previously Reported, September 30, 2019	Impact of Change	As Reported, September 30, 2019	As Previously Reported, September 30, 2019	Impact of Change	As Reported, September 30, 2019
Non-service defined benefit income	$(28,416)	$592	$(27,824)	$(43,291)	$2,065	$(41,226)
Income before income taxes	54,053	(592)	53,461	76,948	(2,065)	74,883
Income tax expense	11,352	(125)	11,227	16,159	(434)	15,725
Net income	$42,701	$(467)	$42,234	$60,789	$(1,631)	$59,158

Net Income per share - basic & diluted
Basic	$0.85	$(0.01)	$0.84	$1.22	$(0.03)	$1.18
Diluted	$0.85	$(0.01)	$0.84	$1.21	$(0.03)	$1.17

Defined benefit pension plans and other postretirement benefits:
Total defined benefit pension plans and other postretirement benefits, net of taxes	$(69,319)	$467	$(68,852)	$(67,910)	$1,631	$(66,279)
Total other comprehensive loss	$(76,624)	$467	$(76,157)	$(78,217)	$1,631	$(76,586)
Comprehensive income	$(33,923)	$-	$(33,923)	$(17,428)	$-	$(17,428)

The table below represents the impact of the change in accounting principle on the condensed consolidated balance sheet as of March 31, 2020.

	As Previously Reported, March 31, 2020	Impact of Change	As Reported, March 31, 2020
Stockholders' deficit:
Accumulated other comprehensive loss	$(719,428)	$(27,020)	$(746,448)
Accumulated deficit	(830,501)	27,020	(803,481)
Total stockholders' deficit	$(781,264)	$-	$(781,264)

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

For the three months ended September 30, 2020, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and decreased operating loss, net loss and loss per share by approximately $1,299, $10,052, $10,052, and $0.19, respectively. For the three months ended September 30, 2019, cumulative catch-up adjustments resulting from changes in estimates increased net sales by approximately $3,189 and decreased operating income, net income, and earnings per share by approximately ($5,127), ($4,050), and ($0.08), respectively.

For the six months ended September 30, 2020, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and decreased operating loss, net loss and loss per share by approximately $3,253, $13,647, $13,647, and $0.26, respectively. For the six months ended September 30, 2019, cumulative catch-up adjustments resulting from changes in estimates increased net sales by approximately $1,245 and decreased operating income, net income, and earnings per share by approximately ($12,270), ($9,693), and ($0.19), respectively.

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

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.  For the three and six months ended September 30, 2020 and 2019, credit loss expense and write-offs were immaterial.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 16% and 21% of total trade accounts receivable as of September 30, 2020 and March 31, 2020, respectively. Trade and other accounts receivable from Bombardier Inc. ("Bombardier") include receivables from transition services and represented approximately 13% and 16% as of September 30, 2020 and March 31, 2020, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the six months ended September 30, 2020, were $361,770, or 37% of net sales, of which $104,547 and $257,224 were from the Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the six months ended September 30, 2019, were $510,934, or 34% of net sales, of which $128,477 and $382,457 were from the Systems & Support and Aerospace Structures, respectively. The percentage increase in sales to Boeing as compared with the prior period is driven entirely by military sales.

Sales to Gulfstream Aerospace Corporation (“Gulfstream”) for the six months ended September 30, 2020, were $90,203, or 9% of net sales, of which $1,764 and $88,440 were from the Systems & Support and Aerospace Structures, respectively. Sales to Gulfstream for the six months ended September 30, 2019, were $187,689, or 12% of net sales, of which $1,716 and $185,973 were from the Systems & Support and Aerospace Structures, respectively.

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

Supplemental Cash Flow Information

For the six months ended September 30, 2020, the Company paid $1,281 for income taxes, net of income tax refunds received. For the six months ended September 30, 2019, the Company paid $2,724 for income taxes, net of income tax refunds received.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand.  In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. The transaction is expected to close in the second half of fiscal 2021, and the resulting gain or loss is not expected to be significant.  As of September 30, 2020, the operating results of the composites manufacturing operations are included within the Aerospace Structures reportable segment, and the related assets and liabilities are classified as held for sale on the accompanying condensed consolidating balance sheets.

Fiscal 2020 Divestitures

In August 2020, the Company completed the transfer of the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities for cash proceeds net of transaction costs of approximately $52,000. The Company recognized a loss of approximately $747, which is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses. The operating results of associated with the G650 wing supply chain activities were included within Aerospace Structures through the date of transfer.

In December 2019, the Company completed the sale of its manufacturing operations at its Nashville, TN, facility for cash proceeds net of transaction costs of approximately $58,000, including approximately $7,000 allocated as a premium paid by the buyer in exchange for a specified performance guarantee.  The Company recognized a loss of approximately $64,000, which is presented on the consolidated statements of operations within loss on sale of assets and businesses.  The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture.  Additionally, as part of the transaction, the Company agreed to transfer to the buyer, within 120 days from the date of closing, certain defined benefit pension assets and obligations of approximately $55,000 associated with the Nashville manufacturing operations.  In accordance with applicable defined benefit pension plan accounting guidance, the transfer was treated as a settlement for purposes of the Company’s financial statements and resulted in accelerated recognition of previously unrecognized actuarial losses.  The Company completed the transfer of the defined benefit pension assets and obligations in March 2020 and recognized a one-time settlement loss of approximately $28,000.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Systems & Support
Satisfied over time	$102,807	$139,354	$206,155	$268,596
Satisfied at a point in time	147,286	202,431	278,234	377,831
Revenue from contracts with customers	250,093	341,785	484,389	646,427
Amortization of acquired contract liabilities	3,544	9,624	7,263	17,749
Total revenue	253,637	351,409	491,652	664,176

Aerospace Structures
Satisfied over time	$204,180	$372,247	$447,819	$744,484
Satisfied at a point in time	10,379	35,462	16,534	71,874
Revenue from contracts with customers	214,559	407,709	464,353	816,358
Amortization of acquired contract liabilities	13,619	12,992	20,887	21,807
Total revenue	228,178	420,701	485,240	838,165
	$481,815	$772,110	$976,892	$1,502,341

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Systems & Support
Commercial aerospace	$95,393	$194,266	$187,573	$369,585
Military	131,120	108,516	251,504	203,874
Business jets	8,708	18,357	19,082	34,503
Regional	7,112	11,751	12,987	22,124
Non-aviation	7,760	8,895	13,243	16,341
Revenue from contracts with customers	250,093	341,785	484,389	646,427
Amortization of acquired contract liabilities	3,544	9,624	7,263	17,749
Total revenue	$253,637	$351,409	$491,652	$664,176

Aerospace Structures
Commercial aerospace	$121,550	$242,888	$262,521	$472,529
Military	35,438	28,778	73,694	56,378
Business jets	54,150	110,660	120,102	231,809
Regional	3,414	25,377	8,025	55,632
Non-aviation	7	6	11	10
Revenue from contracts with customers	214,559	407,709	464,353	816,358
Amortization of acquired contract liabilities	13,619	12,992	20,887	21,807
Total revenue	228,178	420,701	485,240	838,165
	$481,815	$772,110	$976,892	$1,502,341

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise.  Contract assets are presented net of this reserve on the consolidated balance sheets.  For the three and six months ended September 30, 2020 and 2019, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	September 30, 2020	March 31, 2020	Change
Contract assets	$209,424	$267,079	$(57,655)
Contract liabilities	(301,190)	(386,585)	85,395
Net contract liability	$(91,766)	$(119,506)	$27,740

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $3,253. The change in contract assets is the result of the settlement of approximately $60,802 of contract assets associated with the Gulfstream G650 wing supply chain transfer which was partially offset by revenue recognized in excess of amounts billed during the six months ended September 30, 2020.  The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the six months ended September 30, 2020.  Additionally, approximately $38,355 of contract assets and $17,939 of contract liabilities are classified as held for sale on the accompanying condensed consolidated balance sheet as of September 30, 2020.  For the six months ended September 30, 2020, the Company recognized $70,709 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of September 30, 2020 and March 31, 2020, were $16,368 and $22,662, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of September 30, 2020 and March 31, 2020, were $126,031 and $91,265, respectively.

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

As of September 30, 2020, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$2,530,752	$1,293,579	$1,159,122	$77,448	$603

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5.   LEASES

The components of lease expense for the three and six months ended September 30, 2020 and 2019, are disclosed in the table below.

		Three Months Ended September 30,		Six Months Ended September 30,
Lease Cost	Financial Statement Classification	2020	2019	2020	2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$8,014	$6,258	$13,638	$12,760
Variable lease cost	Cost of sales or Selling, general and administrative expense	2,606	1,880	4,703	3,722
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	1,053	1,381	2,429	2,730
Interest on lease liability	Interest expense and other	346	1,022	752	1,192
Total lease cost (1)		$12,019	$10,541	$21,522	$20,404

(1)	Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the six months ended September 30, 2020 and 2019, is disclosed in the table below.

	Six Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$9,018	$9,300
Operating cash flows used in finance leases	753	1,196
Financing cash flows used in finance leases	3,885	4,647
ROU assets obtained in exchange for lease liabilities
Operating leases	5,093	2,455
Finance leases	416	795

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases as of September 30, 2020 and March 31, 2020, is disclosed in the table below.

Leases	Classification	September 30, 2020	March 31, 2020
Assets
Operating lease ROU assets	Other, net Assets held for sale	$53,065	$61,461

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	41,682	39,461
Accumulated amortization	Property and equipment, net Assets held for sale	(21,050)	(18,650)
Finance lease ROU assets, net		20,632	20,811
Total lease assets		$73,697	$82,272

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$15,842	$13,139
Finance	Current portion of long-term debt Liabilities related to assets held for sale	7,215	7,336
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	48,121	54,687
Finance	Long-term debt, less current portion Liabilities related to assets held for sale	15,122	16,597
Total lease liabilities		$86,300	$91,759

Information related to lease terms and discount rates as of September 30, 2020 and March 31, 2020, is disclosed in the table below.

	September 30, 2020	March 31, 2020
Weighted average remaining lease term (years)
Operating leases	7.0	7.2
Finance leases	6.8	6.9

Weighted average discount rate
Operating leases	6.3%	6.2%
Finance leases	6.1%	5.9%

The maturity of the Company's lease liabilities as of September 30, 2020, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2021 (remaining of year)	$11,020	$4,387	$15,407
FY2022	15,244	6,330	21,574
FY2023	10,221	3,376	13,597
FY2024	7,159	2,709	9,868
FY2025	6,326	1,356	7,682
Thereafter	29,922	9,954	39,876
Total lease payments	79,892	28,112	108,004
Less: Imputed interest	(15,929)	(5,775)	(21,704)
Total lease liabilities	$63,963	$22,337	$86,300

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

6.    INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2020	March 31, 2020
Raw materials	$56,101	$32,552
Work-in-process, including manufactured and purchased components	300,831	312,953
Finished goods	52,167	50,011
Rotable assets	56,701	57,460
Total inventories	$465,800	$452,976

7.   LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2020	March 31, 2020
Revolving credit facility	$—	$400,000
Receivable securitization facility	—	75,000
Finance leases	22,332	23,933
Senior secured first lien notes due 2024	700,000	—
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(25,525)	(16,426)
	2,021,807	1,807,507
Less: current portion	7,212	7,336
	$2,014,595	$1,800,171

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Revolving Credit Facility

On August 17, 2020, the Company repaid the loans and other amounts outstanding under its revolving credit facility (the “Revolving Credit Facility”), which was governed by the Third Amended and Restated Credit Agreement, dated as of November 19, 2013 (as amended, the “Revolving Credit Agreement”) and terminated all commitment thereunder.  The payment of $335,240 was made using a portion of the proceeds from the issuance of the Senior Secured First Lien Notes due 2024.  The Company initially cash collateralized the letters of credit issued under the Revolving Credit Agreement but now have the ability to issue letters of credit under the Receivables Securitization Facility (as defined below).

Receivables Securitization Program

On August 17, 2020, the Company entered into amendments to its receivables securitization facility (the “Receivables Securitization Facility”).  The August amendments removed the covenants that required the Company to maintain certain financial ratios.  As of September 30, 2020, the maximum amount available under the Receivables Securitization Facility was $75,000, and the Company has the ability to reduce the facility amount to not less than $50,000.  The actual amount available under the Receivables Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivables as well as the amount of letters of credit outstanding.

On September 29, 2020, the Company entered into additional amendments to the Receivables Securitization Facility.  The September amendments provide the Company with enhanced liquidity options by establishing a letter of credit facility under the Receivables Securitization Facility which effectively replaces a similar limited letter of credit facility under the Revolving Credit Facility Amendment. Pursuant to the letter of credit facility, the Company may request the Receivables Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

In connection with the Receivables Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the trade accounts receivable under the Receivables Securitization Facility.  Interest rates are based on the lesser of 0.75% or the London Interbank Offered Rate (“LIBOR”), plus a 2.50% fee on the drawn portion and 0.60% fee on the undrawn portion of the Receivables Securitization Facility.  The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.  At September 30, 2020, there were $0 in borrowings and $27,741 in letters of credit outstanding under the Receivables Securitization Agreement, primarily to support insurance policies.  The Receivables Securitization Facility expires in December 2022.

The agreements governing the Receivables Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due 2024 (the “First Lien Notes”) pursuant to an indenture among the Company, the Guarantor Subsidiaries (as defined below) and U.S. Bank National Association, as trustee (the “First Lien Notes Indenture”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%.  Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2020.  In connection with the issuance of the First Lien Notes, the Company incurred approximately $11,600 of costs, which were deferred and are being amortized over the term of the First Lien Notes.

The First Lien Notes and the guarantees are first lien secured obligations of the Company and the Guarantor Subsidiaries.  The First Lien Notes:

•

rank equally in right of payment to any existing and future senior indebtedness of the Company and Guarantor Subsidiaries, including the 2022 Notes, the 2024 Notes, and the 2025 Notes, (each as defined below and collectively, the “Existing Notes”);

•

are effectively senior to all existing and future second lien obligations (including the 2024 Notes) and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority);

•	are senior in right of payment to all future subordinated indebtedness of the Company and the Guarantor Subsidiaries;
•	are secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to the Collateral Trust Agreement (as defined below);
•

are effectively subordinated to any existing and future obligations of the Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and

•

are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the First Lien Notes, including the Receivables Securitization Facility.

The First Lien Notes are guaranteed on a full, senior secured, joint and several basis by each of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”) that guarantees any of the Company’s Existing Notes.  In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the First Lien Notes.

The First Lien Notes and the guarantees will be secured, subject to permitted liens, by first-priority liens on substantially all of the Company’s and the Guarantor Subsidiaries’ assets (including certain of the Company’s real estate assets), whether now owned or hereafter acquired, other than certain excluded property, which liens will secure permitted additional first lien obligations on a pari passu basis, subject to the Collateral Trust Agreement and will rank senior to those that secure the 2024 Notes (the “Collateral”). Under certain circumstances, the Collateral may be released without action by, or the consent of, the holders of the First Lien Notes. The First Lien Notes and the guarantees will not be secured by the assets of Non-Guarantor Subsidiaries (as defined below), which include the unrestricted subsidiaries to whom certain of the Company’s accounts receivables are and may in the future be sold to support borrowing under the Receivables Securitization Facility.

Pursuant to an intercreditor agreement (the “Intercreditor Agreement”) between Wilmington Trust, National Association, in its capacity as the collateral trustee (the “Collateral Trustee”) and U.S. Bank National Association, in its capacity as second lien collateral agent for the 2024 Notes, the liens on the Collateral securing the First Lien Notes and all future first lien obligations will be made expressly senior to the liens securing the 2024 Notes.

A collateral trust agreement (the “Collateral Trust Agreement”) among the Company, the Guarantor Subsidiaries, the Collateral Trustee and U.S. Bank National Association, in its capacity as the trustee for the First Lien Notes, will set forth therein the relative rights with respect to the Collateral as among the trustee for the First Lien Notes and certain subsequent holders of first lien obligations and covering certain other matters relating to the administration of security interests. The Collateral Trust Agreement will generally control substantially all matters related to the Collateral, including with respect to decisions, distribution of proceeds or enforcement. Pursuant to the Collateral Trust Agreement, on the issue date of the First Lien Notes the Collateral Trustee will control certain matters related to the Collateral that the Collateral Trust Agreement specifies are in its discretion. If the Company incurs certain types of additional first lien obligations, the Controlling First Lien Holders (as defined in the Collateral Trust Agreement) will have the right to control decisions relating to the Collateral that are outside the Collateral Trustee’s discretion under the Collateral Trust Agreement and the First Lien Note holders may no longer be in control of such decisions.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company may redeem the First Lien Notes, in whole or in part, at any time or from time to time on or after February 1, 2023, at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. At any time or from time to time prior to February 1, 2023, the Company may redeem the First Lien Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. In addition, the Company may redeem up to 40% of the aggregate principal amount of the outstanding First Lien Notes prior to June 1, 2023, with the net cash proceeds from certain equity offerings at a redemption price equal to 108.875% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date.

If the Company experiences specific kinds of changes of control, the Company is required to offer to purchase all of the First Lien Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the First Lien Notes or file such reports electronically with the SEC.  Furthermore, the First Lien Notes Indenture requires that the future net proceeds from certain asset sales will be required to repay the First Lien Notes at a premium of 106.656%, until the aggregate principal amount of Notes outstanding is $350,000 or less, provided that the Company may retain the first $100,000 of such net proceeds (subject to compliance with the asset sale covenants in the Company’s other outstanding indentures) or use it for certain other permitted purposes. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Secured Notes Due 2024

On September 23, 2019, the Company issued $525,000 principal amount of 6.250% Senior Secured Notes due September 15, 2024 (the "2024 Notes"). The 2024 Notes were sold at 100% of principal amount and have an effective interest yield of 6.250%. Interest on the 2024 Notes is payable semiannually in cash in arrears on March 15 and September 15 of each year. The 2024 Notes are secured by second-priority liens on all of the Company's and the Guarantor Subsidiaries' assets that secure all of the indebtedness under the Credit Facility and certain hedging and cash management obligations.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

September 30, 2020		March 31, 2020
Carrying Value	Fair Value	Carrying Value	Fair Value
$2,021,807	$1,787,557	$1,807,507	$1,559,455

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

Interest paid on indebtedness during the six months ended September 30, 2020 and 2019, amounted to $52,806 and $48,972, respectively.

8.    EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	52,011	49,987	51,941	49,927
Net effect of dilutive stock options and non-vested stock (1)	—	473	—	458
Weighted average common shares outstanding – diluted	52,011	50,460	51,941	50,385
(1)

For the three and six months ended September 30, 2020 and 2019, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of September 30, 2020 and March 31, 2020, the total amount of unrecognized tax benefits was $18,971 and $18,965, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of September 30, 2020, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2021 and future periods.

The effective income tax rate for the three months ended September 30, 2020, was (2.5)% as compared with 21.0% for the three months ended September 30, 2019. For the three months ended September 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance. The effective income tax rate for the six months ended September 30, 2020, was (0.5)% as compared with 21.0% for the six months ended September 30, 2019. For the six months ended September 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of September 30, 2020, the Company is not subject to any ongoing income tax examinations. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

10. LONG-LIVED ASSETS

As disclosed in Note 3, in May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities (as disclosed in Note 3, this transaction closed in August 2020). These planned divestitures represent the divestiture of certain assets and liabilities of an operating business within the Aerospace Structures segment that the Company has identified as an asset group pursuant to the provisions of ASC 360, Property, Plant, and Equipment. As a result, as of May 31, 2020, the Company concluded that the planned divestitures represented a significant change in the manner in which the related asset group was expected to be used, and that the asset group therefore needed to be tested for recoverability. The asset group primarily consists of working capital, fixed assets and definite-lived intangible assets. The Company first determined that the relevant long-lived asset group was not recoverable by comparing the undiscounted cash flows expected to be generated by the long-lived asset group to the carrying value of the asset group.  As a result, the Company estimated the fair value of the long-lived asset group and concluded that the asset group was impaired. The Company used a multi-period excess earnings approach to estimate the fair value of the long-lived asset group for purposes of testing the asset group for impairment.  This method estimates fair value based on the expected future excess earnings stream attributable to the asset group.  This method requires the use of several key assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. A discount rate of 15.0% was applied to the estimated future excess earnings and cash flows in order to estimate the fair value of the asset group as of the measurement date. The Company has determined that the lowest level of the inputs that are significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Components of net periodic benefit costs:
Service cost	$383	$600	$760	$1,181
Interest cost	16,100	17,427	32,186	36,089
Expected return on plan assets	(34,136)	(35,500)	(68,241)	(70,618)
Amortization of prior service credits	243	(233)	485	(512)
Amortization of net loss	7,807	6,808	15,605	13,019
Curtailment loss	—	23,476	—	23,476
Special termination benefits	—	11,642	—	11,642
Net periodic benefit income	$(9,603)	$24,220	$(19,205)	$14,277
(1)	As adjusted; refer to Note 1.

	Other Postretirement Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Components of net periodic benefit costs:
Service cost	$—	$18	$—	$62
Interest cost	28	614	56	1,478
Amortization of prior service credits	(1,276)	(1,156)	(2,552)	(2,320)
Amortization of gain	(1,191)	(1,547)	(2,382)	(3,989)
Curtailment gain	—	(49,491)	—	(49,491)
Net periodic benefit income	$(2,439)	$(51,562)	$(4,878)	$(54,260)
(1)	As adjusted; refer to Note 1.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12.     STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and six months ended September 30, 2020 and 2019, were as follows:
	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (2)
June 30, 2020 (1)	$(61,126)	$(2,203)	$(675,835)		$(739,164)
AOCI before reclassifications	7,282	2,772	—		10,054
Amounts reclassified from AOCI	—	(541)	4,265	(3)	3,724
Net current period OCI	7,282	2,231	4,265		13,778
September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)

June 30, 2019 (1)	$(51,289)	$(1,449)	$(463,702)		$(516,440)
AOCI before reclassifications	(6,227)	245	(122,971)		(128,953)
Amounts reclassified from AOCI	—	(1,323)	54,119	(3)	52,796
Net current period OCI	(6,227)	(1,078)	(68,852)		(76,157)
September 30, 2019 (1)	$(57,516)	$(2,527)	$(532,554)		$(592,597)

March 31, 2020 (1)	$(62,045)	$(4,303)	$(680,100)		$(746,448)
AOCI before reclassifications	8,201	6,430	—		14,631
Amounts reclassified from AOCI	—	(2,099)	8,530	(3)	6,431
Net current period OCI	8,201	4,331	8,530		21,062
September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)

March 31, 2019 (1)	$(48,606)	$(1,130)	$(466,275)		$(516,011)
AOCI before reclassifications	(8,910)	340	(122,971)		(131,541)
Amounts reclassified from AOCI	—	(1,737)	56,692	(3)	54,955
Net current period OCI	(8,910)	(1,397)	(66,279)		(76,586)
September 30, 2019 (1)	$(57,516)	$(2,527)	$(532,554)		$(592,597)
(1)	As adjusted; refer to Note 1.
(2)	Net of tax.
(3)

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$481,815	$—	$253,637	$228,178
Intersegment sales (eliminated in consolidation)	—	(1,134)	534	600
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	31,208	—	34,169	(2,961)

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(22,098)	(807)	(8,121)	(13,170)
Interest expense and other, net	(52,506)
Corporate expenses	(15,483)
Share-based compensation expense	(2,621)
Loss on sale of assets and businesses	(747)
Amortization of acquired contract liabilities	17,163
Non-service defined benefit income	12,427
Income before income taxes	(32,657)

Total capital expenditures	$5,081	$232	$3,228	$1,621
Total assets	$2,533,425	$537,236	$1,410,292	$585,897

	Three Months Ended September 30, 2019 (1)
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$772,110	$—	$351,409	$420,701
Intersegment sales (eliminated in consolidation)	—	(3,441)	1,563	1,878
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	78,246	—	60,795	17,451

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(30,219)	(852)	(8,082)	(21,285)
Interest expense and other, net	(35,400)
Corporate expenses	(14,436)
Share-based compensation expense	(2,864)
Gain on sale of assets and businesses	7,965
Amortization of acquired contract liabilities	22,616
Non-service defined benefit income	27,824
Union represented employee incentives	(5,671)
Legal judgment gain, net	5,400
Income before income taxes	53,461

Total capital expenditures	$8,905	$331	$4,542	$4,032

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended September 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$976,892	$—	$491,652	$485,240
Intersegment sales (eliminated in consolidation)	—	(3,821)	2,406	1,415
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	69,660	—	64,237	5,423

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(50,700)	(1,663)	(16,477)	(32,560)
Interest expense and other, net	(87,463)
Corporate expenses	(33,544)
Share-based compensation expense	(5,407)
Loss on sale of assets and businesses	(747)
Amortization of acquired contract liabilities	28,150
Non-service defined benefit income	24,843
Impairment of long-lived assets	(252,382)
Income before income taxes	(307,590)

Total capital expenditures	$12,804	$643	$9,511	$2,650

	Six Months Ended September 30, 2019 (1)
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,502,341	$—	$664,176	$838,165
Intersegment sales (eliminated in consolidation)	—	(5,993)	2,401	3,592
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	160,854	—	104,876	55,978

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(74,269)	(1,686)	(16,239)	(56,344)
Interest expense and other, net	(62,891)
Corporate expenses	(28,861)
Share-based compensation expense	(5,290)
Loss on sale of assets and businesses	4,829
Amortization of acquired contract liabilities	39,556
Non-service defined benefit income	41,226
Union represented employee incentives	(5,671)
Legal judgment gain, net	5,400
Income before income taxes	74,883

Total capital expenditures	$16,995	$564	$8,426	$8,005

As adjusted; refer to Note 1.

During the three months ended September 30, 2020 and 2019, the Company had foreign sales of $96,734 and $185,957, respectively. During the six months ended September 30, 2020 and 2019, the Company had foreign sales of $188,931 and $361,297, respectively.

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

15.    RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the six months ended September 30, 2020, the Company incurred costs of $4,536, $17,698, and $6,442, within Systems and Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $28,676 associated with new restructuring plans.  Of the restructuring costs within Aerospace Structures, approximately $13,097 pertained to facility closures with the remainder primarily related to postemployment benefits arising from reductions in force and third-party consulting costs.  The restructuring costs within Systems & Support and Corporate are primarily related to postemployment benefits arising from reductions in force and third-party consulting costs.  We estimate that we will incur costs in each of our segments for third-party consulting costs and severance, primarily related to our cost-reductions, of approximately $32,000 to $34,000 for the fiscal year ended March 31, 2021.

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

Significant financial results for the second quarter of the fiscal year ending March 31, 2021, include:

•	Net sales were $481.8 million compared with $772.1 million for the prior year period.
•	Operating income was $7.4 million compared with operating income of $61.0 million for the prior year period.
•	Net loss was $33.5 million, or ($0.64) per common share, compared with net income of $42.2 million, or $0.84 per diluted common share, for the prior year period.
•	Backlog as of September 30, 2020, was $2.39 billion. Of our existing backlog, we estimate that approximately $1.09 billion will not be shipped by September 30, 2021.
•	We used $239.7 million of cash in operating activities for the six months ended September 30, 2020, as compared with cash used from operations of $10.6 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. As of March 31, 2020, with the exception of three pending facility closures to be completed in fiscal 2021 or 2022 and the COVID-19 pandemic related actions discussed below, the Company has substantially completed these plans. For the six months ended September 30, 2020 and 2019, the Company incurred $28.7 million and $8.7 million in restructuring costs, respectively.

In March 2020, in response to anticipated head winds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. While, as of September 30, 2020, we remain on track to realize the estimated $120.0 million in fiscal 2021 operating cash flow savings, there can be no assurance that we will achieve such savings in the anticipated amounts and timeline. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs within Aerospace Structures.

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

From fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on its production of the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding the significant developments of these and other key programs.

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

G280

In May 2020, the Company reached agreement to the accelerated transfer of the G280 wing program to IAI and Korean Aerospace Industries.  The Company completed the final wing assembly in July 2020 and has closed its manufacturing operations at the leased Tulsa factory as of the end of October 2020.

G650

In the first quarter of fiscal 2019, the Company reached an agreement with Gulfstream to optimize the supply chain on the Company's G650 work scope.  The G650 wing box and wing completion work, which had been coproduced across three facilities at both companies, are being consolidated into Gulfstream’s facilities in Savannah, Georgia.  The Company completed the manufacturing of its final wing box in July 2019.  In August 2020, the Company completed the transfer of its remaining G650 wing supply chain activity and engineering services to Gulfstream.  The company continues to produce G650 flaps and wing components under a separate supply agreement.

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

In May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in

Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream

G650 wing supply chain activities. As noted above, the Company completed the transfer of its G650 wing supply chain activity and engineering services to Gulfstream in August 2020.  Also in August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand.  During the six months ended September 30, 2020, the assets that are the subject of these transactions represented, in the aggregate, approximately $93.1 million of the $976.9 million of consolidated net sales (or approximately 9.5% of consolidated net sales), entirely within Aerospace Structures.  The transaction for the composites manufacturing operations are expected to close in late-fiscal 2021.

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

•

Non-service defined benefit income or expense from our pension and other postretirement benefit plans (inclusive of the adoption of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and certain pension related transactions such as curtailments, settlements, early retirement or other incentives) may be useful for investors to consider because they represent the cost of postretirement benefits to plan participants, net of the assumption of returns on the plan's assets and are not indicative of the cash paid for such benefits. We do not believe these earnings (expenses) necessarily reflect the current and ongoing cash earnings related to our operations.

•

Amortization of acquired contract liabilities may be useful for investors to consider because it represents the noncash earnings on the fair value of off-market contracts acquired through acquisitions. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net (loss) income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income (U.S. GAAP measure)	$(33,489)	$42,234	$(309,275)	$59,158
Income tax expense	832	11,227	1,685	15,725
Interest expense and other	52,506	35,400	87,463	62,891
Curtailment gain and special termination, net	—	(14,373)	—	(14,373)
Union represented employee incentives	—	5,671	—	5,671
Legal judgment gain, net of expenses	—	(5,400)	—	(5,400)
Loss (gain) on sale of assets and businesses, net	747	(7,965)	747	(4,829)
Amortization of acquired contract liabilities	(17,163)	(22,616)	(28,150)	(39,556)
Depreciation and amortization*	22,098	30,219	303,082	74,269
Adjusted EBITDA (non-GAAP measure)	$25,531	$74,397	$55,552	$153,556
Non-service defined benefit income (excluding settlements)	(12,427)	(13,451)	(24,843)	(26,853)
Adjusted EBITDAP (non-GAAP measure)	$13,104	$60,946	$30,709	$126,703
*	Includes impairment charges related to long-lived assets in the first quarter of fiscal 2021

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$7,422	$29,592	$(2,512)	$(19,658)
Loss on sale of assets and businesses	747	—	—	747
Amortization of acquired contract liabilities	(17,163)	(3,544)	(13,619)	—
Depreciation and amortization	22,098	8,121	13,170	807
Adjusted EBITDAP	$13,104	$34,169	$(2,961)	$(18,104)

	Three Months Ended September 30, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$61,037	$62,337	$13,608	$(14,908)
(Gain) loss on sale of assets and businesses	(7,965)	—	(10,121)	2,156
Union represented employee incentives	5,671	—	5,671	—
Legal judgment gain, net of expenses	(5,400)	—	—	(5,400)
Amortization of acquired contract liabilities	(22,616)	(9,624)	(12,992)	—
Depreciation and amortization	30,219	8,082	21,285	852
Adjusted EBITDAP	$60,946	$60,795	$17,451	$(17,300)

	Six Months Ended September 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(244,970)	$55,023	$(258,632)	$(41,361)
Loss on sale of assets and businesses	747	—	—	747
Amortization of acquired contract liabilities	(28,150)	(7,263)	(20,887)	—
Depreciation and amortization*	303,082	16,477	284,942	1,663
Adjusted EBITDAP	$30,709	$64,237	$5,423	$(38,951)

	Six Months Ended September 30, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$96,548	$106,386	$25,891	$(35,729)
(Gain) loss on sale of assets and businesses	(4,829)	—	(10,121)	5,292
Union represented employee incentives	5,671	—	5,671	—
Legal judgment gain, net of expenses	(5,400)	—	—	(5,400)
Amortization of acquired contract liabilities	(39,556)	(17,749)	(21,807)	—
Depreciation and amortization	74,269	16,239	56,344	1,686
Adjusted EBITDAP	$126,703	$104,876	$55,978	$(34,151)
*	Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended September 30, 2020, compared with three months ended September 30, 2019

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Net sales	$481,815	$772,110
Segment operating income	$27,080	$75,945
Corporate expense	(19,658)	(14,908)
Total operating income	7,422	61,037
Interest expense and other	52,506	35,400
Non-service defined benefit income	(12,427)	(27,824)
Income tax expense	832	11,227
Net loss	$(33,489)	$42,234

Net sales decreased by $290.3 million, or 37.6%, to $481.8 million for the three months ended September 30, 2020, from $772.1 million for the three months ended September 30, 2019.  Organic sales adjusted for intersegment sales decreased $227.3 million, or 32.5%, with additional declines from the Nashville and G650 divestitures of $63.0 million. Organic sales decreases included the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), as well as the transitioned workscope on the E-2 Jet program, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  These declines were partially offset by increases in military platforms. Net sales for the three months ended September 30, 2020, included $11.9 million in total nonrecurring revenues, as compared with $17.3 million in total nonrecurring revenues for the three months ended September 30, 2019.

Cost of sales decreased by $240.2 million, or 38.6%, to $382.1 million for the three months ended September 30, 2020, from $622.2 million for the three months ended September 30, 2019.  Organic cost of sales adjusted for intersegment sales decreased $177.5 million, or 32.2% with additional declines from the Nashville and G650 divestitures of $62.7 million. Organic cost of sales decreased primarily due to the lower volumes described above.  Organic gross margin for the three months ended September 30, 2020, was 20.6% compared with 21.0% for the three months ended September 30, 2019. The gross margin for the three months ended September 30, 2020, decreased primarily as a result of the changes in sales mix, as cost-reduction actions offset absorption related increases.

Gross margin for the three months ended September 30, 2020, included net favorable cumulative catch-up adjustments on long-term contracts of $10.1 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $25.1 million and gross unfavorable adjustments of $15.1 million. Gross margins for the three months ended September 30, 2019, included net unfavorable cumulative catch-up adjustments of $5.1 million.

Segment operating income decreased by $48.9 million, or 64.3%, to $27.1 million for the three months ended September 30, 2020, from $75.9 million for the three months ended September 30, 2019.  Organic segment operating loss decreased by $51.0 million, or 66.6%, primarily due to decreased volumes above as well as increased restructuring costs of $7.5 million partially offset by decreases in administrative compensation cost of $6.7 million and intangible asset amortization expense of $7.5 million, the latter being the result of the first quarter impairment disclosed in Note 10. The Nashville and G650 divestitures contributed an immaterial amount of operating income in the three months ended September 30, 2019.

Corporate operations incurred expenses of $19.7 million for the three months ended September 30, 2020, as compared with $14.9 million for the three months ended September 30, 2019.  The corporate expenses increased primarily due to $5.4 million gain on legal judgment in the prior year, partially offset by decreased loss on sale of assets and businesses of $1.4 million.

Interest expense and other increased by $17.1 million, or 48.3%, to $52.5 million for the three months ended September 30, 2020, compared with $35.4 million for the three months ended September 30, 2019, due to the write-off of $15.3 million in deferred financing fees associated with the extinguishment of our revolving credit facility, as well as higher interest rates and relative debt levels as well as a $0.9 million increase from the net unfavorable change in foreign currency exchange rate losses.

Non-service defined benefit income decreased by $15.4 million, or 55.3%, to $12.4 million for the three months ended September 30, 2020, compared with $27.8 million for the three months ended September 30, 2019.  The decrease was primarily due to a prior year gain from curtailment of other postretirement benefits of $49.5 million, partially offset by additional expense in the prior year from pension curtailment losses and special termination benefits of $35.1 million, as well as changes in actuarial assumptions and experience.

The effective income tax rate for the three months ended September 30, 2020, was (2.5)% compared with 21.0% for the three months ended September 30, 2019. For the three months ended September 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended September 30, 2020, compared with three months ended September 30, 2019

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

	Three Months Ended September 30,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$254,171	$352,972	(28.0)%	52.8%	45.7%
Aerospace Structures	228,778	422,579	(45.9)%	47.5%	54.7%
Elimination of intersegment sales	(1,134)	(3,441)	67.0%	(0.3)%	(0.5)%
Total net sales	$481,815	$772,110	(37.6)%	100.0%	100.0%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$29,592	$62,337	(52.5)%	11.6%	17.7%
Aerospace Structures	(2,512)	13,608	(118.5)%	(1.1)%	3.2%
Corporate	(19,658)	(14,908)	(31.9)%	n/a	n/a
Total segment operating (loss) income	$7,422	$61,037	(87.8)%	1.5%	7.9%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$34,169	$60,795	(43.8)%	13.6%	17.7%
Aerospace Structures	(2,961)	17,451	(117.0)%	(1.4)%	4.3%
Corporate	(18,104)	(17,300)	(4.7)%	n/a	n/a
	$13,104	$60,946	(78.5)%	2.8%	8.1%

Systems & Support:     Systems & Support net sales decreased by $98.8 million, or 28.0%, to $254.2 million for the three months ended September 30, 2020, from $353.0 million for the three months ended September 30, 2019. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial programs, partially offset by increases in military platforms.

Systems & Support cost of sales decreased by $54.3 million, or 22.5%, to $187.1 million for the three months ended September 30, 2020, from $241.4 million for the three months ended September 30, 2019. Gross margin for the three months ended September 30, 2020, was 26.4% compared with 31.6% for the three months ended September 30, 2019. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of the Company’s restructuring and cost-reduction activities.  Gross margin decreased primarily as a result of the changes in sales mix, as cost-reduction actions offset absorption related increases.

Systems & Support operating income decreased by $32.7 million, or 52.5%, to $29.6 million for the three months ended September 30, 2020, from $62.3 million for the three months ended September 30, 2019. Operating income decreased primarily due to the decreased sales noted above, partially offset by decreased administrative compensation cost of $3.5 million and restructuring expense of $4.1 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.

Systems & Support operating income as a percentage of segment sales decreased to 11.6% for the three months ended September 30, 2020, as compared with 17.7% for the three months ended September 30, 2019, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin year over year.

Aerospace Structures:     Aerospace Structures net sales decreased by $193.8 million, or 45.9%, to $228.8 million for the three months ended September 30, 2020, from $422.6 million for the three months ended September 30, 2019.  Organic net sales decreased by $130.8 million, with additional declines from the Nashville and G650 divestitures of $63.0 million.  Organic net sales decreased due to the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscope on the E-2 Jet program, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  Net sales for the three months ended September 30, 2020, included $11.9 million in total nonrecurring revenues, as compared with $12.3 million in total nonrecurring revenues for the three months ended September 30, 2019.

Aerospace Structures cost of sales decreased by $188.2 million, or 49.0%, to $196.1 million for the three months ended September 30, 2020, from $384.3 million for the three months ended September 30, 2019. Organic cost of sales decreased by $125.5 million, with an additional reduction in cost of sales from the Nashville and G650 divestitures of $62.7 million.  Organic gross margin for the three months ended September 30, 2020, was 14.0% compared with 10.3% for the three months ended September 30, 2019.  The decrease in organic cost of sales is due to decrease in sales noted above. The gross margin included net favorable cumulative catch-up adjustments of $9.1 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $24.2 million and gross unfavorable adjustments of $15.0 million. The net unfavorable cumulative catch-up adjustment for the three months ended September 30, 2019, was $5.3 million.

Aerospace Structures operating income decreased by $16.1 million, or 118.5%, to an operating loss of $2.5 million for the three months ended September 30, 2020, from operating income of $13.6 million for the three months ended September 30, 2019. The decrease was nearly all organic and primarily the result of the decreases noted above as well as an increase in restructuring costs of $10.8 million partially offset by decreased administrative compensation cost of $3.2 million and intangible asset amortization expense of $7.5 million, the latter being the result of the first quarter impairment disclosed in Note 10.  The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the decreased intangible asset amortization, which is excluded from Adjusted EBITDAP.

Aerospace Structures operating loss as a percentage of segment sales decreased to (1.1)% for the three months ended September 30, 2020, as compared with operating income as a percentage of segment sales of 3.2% for the three months ended September 30, 2019, due to the decrease in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin year over year.

Six months ended September 30, 2020, compared with six months ended September 30, 2019

	Six Months Ended September 30,
	2020	2019
	(in thousands)
Net sales	$976,892	$1,502,341
Segment operating (loss) income	$(203,609)	$132,277
Corporate expenses	(41,361)	(35,729)
Total operating (loss) income	(244,970)	96,548
Interest expense and other	87,463	62,891
Non-service defined benefit income	(24,843)	(41,226)
Income tax expense	1,685	15,725
Net loss	$(309,275)	$59,158

Net sales decreased by $525.4 million, or 35.0%, to $976.9 million for the six months ended September 30, 2020, from $1,502.3 million for the six months ended September 30, 2019.  Organic sales adjusted for intersegment sales decreased $392.8 million, or 257.6%, with additional declines from the Nashville and G650 divestitures of $132.7 million. Organic sales decreases included the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), as well as the transitioned workscope on the E-2 Jet program, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  These declines were partially offset by increases in military platforms. Net sales for the six months ended September 30, 2020, included $33.9 million in total nonrecurring revenues, as compared with $25.2 million in nonrecurring revenues for the six months ended September 30, 2019.

Cost of sales decreased by $428.6 million, or 35.6%, to $775.9 million for the six months ended September 30, 2020, from $1,204.5 million for the six months ended September 30, 2019.  Organic cost of sales adjusted for intersegment sales decreased $296.2 million, or 28.5%, with additional declines from the Nashville and G650 divestitures of $132.4 million. Organic cost of sales decreased primarily due to the lower volumes described above.

Organic gross margin for the six months ended September 30, 2020, was 20.7% compared with 21.8% for the six months ended September 30, 2019. The organic gross margin for the six months ended September 30, 2020, decreased primarily as a result of increased product costs due to the lower sales volumes partially offset by the results of the Company’s restructuring and cost reduction activities and certain favorable customer settlements.  Gross margin for the six months ended September 30, 2020, included net favorable cumulative catch-up adjustments on long-term contracts of $13.6 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $43.6 million and gross unfavorable adjustments of $30.0 million. Gross margins for the six months ended September 30, 2019, included net unfavorable cumulative catch-up adjustments of $12.3 million.

Segment operating income decreased by $335.9 million, or 253.9%, to an operating loss of $203.6 million for the six months ended September 30, 2020, from segment operating income of $132.3 million for the six months ended September 30, 2019.  Organic segment operating income decreased by $339.9 million, or 257.6%, to an operating loss of $207.9 million primarily due to long-lived asset impairment charges of $252.4 million, decreased volumes above as well as increased restructuring costs of $14.0 million partially offset by decreased administrative compensation cost of $7.1 million and decreased travel costs $3.2 million. The Nashville and G650 divestitures contributed an immaterial amount of operating income in the six months ended September 30, 2019.

Corporate operations incurred expenses of $41.4 million for the six months ended September 30, 2020, as compared with $35.7 million for the six months ended September 30, 2019.  The corporate expenses increased primarily due to $5.4 million gain on legal judgment in the prior fiscal year and $6.4 million in increased restructuring costs in the current fiscal year, partially offset by decreased loss on sale of assets and businesses of $4.5 million.

Interest expense and other increased by $24.6 million, or 69.4%, to $87.5 million for the six months ended September 30, 2020, compared with $62.9 million for the six months ended September 30, 2019, due to the write-off of $15.3 million deferred financing fees associated with the extinguishment of our revolving credit facility, as well as higher interest rates and relative debt levels as well as a $3.8 million increase from the net unfavorable change in foreign currency exchange rate losses.

Non-service defined benefit income decreased by $16.4 million, or 39.7%, to $24.8 million for the six months ended September 30, 2020, compared with $41.2 million for the six months ended September 30, 2019.  The decrease was primarily due to a prior year gain from curtailment of other postretirement benefits of $49.5 million, partially offset by additional expense in the prior year from pension curtailment losses and special termination benefits of $35.1 million, as well as changes in actuarial assumptions and experience.

The effective income tax rate for the six months ended September 30, 2020, was (0.5)% compared with 21.0% for the six months ended September 30, 2019. For the six months ended September 30, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Six months ended September 30, 2020, compared with six months ended September 30, 2019

	Six Months Ended September 30,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$494,058	$666,577	(25.9)%	50.6%	44.4%
Aerospace Structures	486,655	841,757	(42.2)%	49.8%	56.0%
Elimination of intersegment sales	(3,821)	(5,993)	36.2%	(0.4)%	(0.4)%
Total net sales	$976,892	$1,502,341	(35.0)%	100.0%	100.0%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$55,023	$106,386	(48.3)%	11.1%	16.0%
Aerospace Structures	(258,632)	25,891	(1098.9)%	(53.1)%	3.1%
Corporate	(41,361)	(35,729)	(15.8)%	n/a	n/a
Total segment operating income (loss)	$(244,970)	$96,548	(353.7)%	(25.1)%	6.4%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$64,237	$104,876	(38.8)%	13.2%	16.2%
Aerospace Structures	5,423	55,978	(90.3)%	1.2%	6.8%
Corporate	(38,951)	(34,151)	(14.1)%	n/a	n/a
	$30,709	$126,703	(75.8)%	3.2%	8.7%

Systems & Support:     Systems & Support net sales decreased by $172.5 million, or 25.9%, to $494.1 million for the six months ended September 30, 2020, from $666.6 million for the six months ended September 30, 2019. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial narrowbody and widebody programs, partially offset by increases in military platforms.

Systems & Support cost of sales decreased by $109.8 million, or 23.5%, to $358.1 million for the six months ended September 30, 2020, from $467.9 million for the six months ended September 30, 2019. Gross margin for the six months ended September 30, 2020, was 27.5% compared with 29.8% for the six months ended September 30, 2019. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of the Company’s restructuring and cost-reduction activities.  Gross margin decreased primarily as a result of the changes in sales mix, as cost-reduction actions offset absorption related increases.

Systems & Support operating income decreased by $51.4 million, or 48.3%, to $55.0 million for the six months ended September 30, 2020, from $106.4 million for the six months ended September 30, 2019. Operating income decreased primarily due to the decreased sales noted above, partially offset by reductions in administrative compensation cost of $5.2 million and restructuring costs of $3.7 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.

Systems & Support operating income as a percentage of segment sales decreased to 27.5% for the six months ended September 30, 2020, as compared with 29.8% for the six months ended September 30, 2019, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin year over year.

Aerospace Structures:     Aerospace Structures net sales decreased by $355.1 million, or 42.2%, to $486.7 million for the six months ended September 30, 2020, from $841.8 million for the six months ended September 30, 2019.  Organic net sales decreased by $222.4 million, with additional declines from the Nashville and G650 divestitures of $132.7 million.  Organic net sales decreased due to the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscopes on the E-2 Jets and G650 programs, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs. Net sales for the six months ended September 30, 2020, included $33.9 million in total nonrecurring revenues, as compared with $20.2 million in total nonrecurring revenues for the six months ended September 30, 2019.

Aerospace Structures cost of sales decreased by $321.0 million, or 43.2%, to $421.6 million for the six months ended September 30, 2020, from $742.6 million for the six months ended September 30, 2019. Organic cost of sales decreased by $188.6 million, with an additional reduction in cost of sales from the Nashville and G650 divestitures of $132.4 million.  Organic gross margin for the six months ended September 30, 2020, was 13.2% compared with 13.9% for the six months ended September 30, 2019.  The decrease in organic cost of sales is due to decrease in sales noted above. Organic gross margin decreased primarily as a result of increased product costs due to the lower sales volumes partially offset by the results of the Company’s restructuring and cost reduction activities and certain favorable customer settlements. The gross margin included net favorable cumulative catch-up adjustments of $12.7 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $42.7 million and gross unfavorable adjustments of $29.9 million. The net unfavorable cumulative catch-up adjustment for the six months ended September 30, 2019, was $11.8 million.

Aerospace Structures operating income decreased by $284.5 million, or 1098.9%, to an operating loss of $258.6 million for the six months ended September 30, 2020, from operating income of $25.9 million for the six months ended September 30, 2019. The decrease to an operating loss was nearly all organic and primarily the result of the decreases noted above as well as an increase in restructuring costs of $17.7 million and the current period long-lived asset impairment charges of $252.4 million.  The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the long-lived asset impairment charges, which are excluded from Adjusted EBITDAP.

Aerospace Structures operating loss as a percentage of segment sales decreased to (53.1)% for the six months ended September 30, 2020, as compared with operating income as a percentage of segment sales of 3.1% for the six months ended September 30, 2019, due to the decrease in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources

Our working capital needs are generally funded through cash flows from operations and proceeds from the Securitization Facility.  During the six months ended September 30, 2020, we had a net cash outflow of $239.7 million from operating activities, a decrease of $229.1 million, compared with a net cash outflow of $10.6 million for the six months ended September 30, 2019. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers, as we were unable to reduce volumes of our material purchases at the same rates that our sales declined from the impacts of COVID-19.  Cash flows included increased inventory levels and lower accounts payable. Additionally, of the $52.0 million in cash proceeds from the transfer of the assets and certain liabilities associated with the G560 wing supply chain activities, approximately $39.4 million was received as of September 30, 2020, with the balance of approximately $12.6 million to be received in the third quarter as part of a net working capital settlement. Approximately $50.5 million of the cash proceeds were allocated to the settlement of existing relationships derived from operations and therefore are classified within operating cash flows when received.  The remaining $1.5 million of the cash proceeds were allocated to the productive assets transferred as part of the transaction and are classified within investing cash flows.  We expect cash flows from operations to recover somewhat in the second half of the fiscal year assuming there are no additional extended shut-downs of operations due to the pandemic.  Cash flows from operations also included approximately $20.0 million in the liquidation of prior period customer advances against current period deliveries.

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

In March 2020, in response to anticipated head winds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. While, as of September 30, 2020, we remain on track to realize the estimated $120.0 million in fiscal 2021 operating cash flow savings, there can be no assurance that we will achieve such savings in the anticipated amounts and timeline. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs within Aerospace Structures.

Cash flows used in investing activities for the six months ended September 30, 2020, decreased $6.3 million from the six months ended September 30, 2019. Cash flows used in investing activities for the six months ended September 30, 2020, included cash from the sales of assets and businesses of $1.5 million, primarily from the transfer of the G650 wing supply chain activities disclosed above, offset by capital expenditures of $12.8 million. Cash flows used in investing activities for the six months ended September 30, 2019, included payments on a working capital true-up from the prior period sale of assets net of current period proceeds from sales of assets of $0.6 million with additional investing outflows from capital expenditures of $17.0 million.

Cash flows provided by financing activities for the six months ended September 30, 2020, were $203.2 million, compared with cash flows used in financing activities for the six months ended September 30, 2019, of $38.4 million. In March, the Company drew on its Credit Facility (as defined below), bringing the outstanding balance as of March 31, 2020, to $400.0 million.  This was done as part of a comprehensive precautionary approach to increase the Company’s cash position and maximize its financial flexibility, in light of the current volatility in the global markets resulting from the COVID-19 pandemic.  In the six months ended September 30, 2020, the following significant financing cash flow events occurred:

•	The Company issued $700.0 million of 8.875% Senior Secured First Lien Notes due 2024.
•	Using a portion of the proceeds from issuance of the First Lien Notes, the Company terminated the Revolving Credit Facility and fully repaid the $400.0 million borrowed thereunder.
•	The Company fully repaid the $75.0 million borrowed as of March 31, 2020, under its Receivables Securitization Facility.
•	As part of these transactions, the Company paid approximately $17.3 million in deferred financing costs.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases.  As of September 30, 2020, we had $440.2 million of cash on hand and $47.3 million was available under the Company's Receivables Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $27.7 million in outstanding letters of credit, all of which were accruing interest at LIBOR plus applicable basis points totaling approximately 3.50% per annum.

We have taken a number of actions to improve liquidity. We have implemented cost reduction actions as described above. We are also working with our customers and supply chain to accelerate receipts and conserve cash. The transfer of the assets and certain liabilities associated with the G650 wing supply chain activities reduced related contractual obligations by approximately $100.3 million as compared to March 31, 2020.  We are also deferring certain employer payroll tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We will evaluate additional programs if passed by the U.S. Government.  We believe, based on an assessment of current market conditions, that cash flows from operations and borrowings under the Receivables Securitization Facility, or other sources of liquidity, will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We are evaluating additional funding options from the U.S. Government via the U.S. Treasury and various Federal Reserve programs. We have in the past and expect to continue to evaluate the debt and other capital markets and may seek to consummate one or more transactions including a refinancing of a portion of our outstanding indebtedness,  the issuance of equity (including convertible securities), the repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to extend debt maturities or obtain additional flexibility. Any of these transactions could impact our financial results. We may also use asset sale proceeds for one or more of these purposes to the extent we are able to do so in accordance with our outstanding agreements. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. However, the COVID-19 crisis may constrain the debt and other capital markets and our ability to access the debt and other capital markets may be reduced. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all. In the event that the overall aviation market experiences delayed recoveries and divesture opportunities do not occur, the availability under the Receivables Securitization Facility may be fully utilized and additional funding sources may be needed. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

The 2022 Notes, the 2024 Notes, the First Lien Notes, and the 2025 Notes (collectively, the "Senior Notes") are the Company's senior obligations and rank equally in right of payment with all of its other existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Senior Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.

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

The indentures governing the Senior Notes, as well as the Receivables Securitization Facility, contain covenants and restrictions that, among other things, limit the Company's ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on its assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the Senior Notes); and (viii) enter into transactions with affiliates. The Company is currently in compliance with all covenants under its debt documents.

The only consolidated subsidiaries of the Company that are not guarantors of the 2022 Notes, the 2024 Notes, the First Lien Notes, and the 2025 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries.

The First Lien Notes, and the guarantees are thereon are secured, subject to permitted liens, by first-priority liens on the Collateral, and the 2024 Notes and the guarantees thereon are secured, subject to permitted liens, by second-priority liens on the Collateral. The 2024 Notes, the First Lien Notes, and the guarantees thereon are not secured by the assets of Non-Guarantor Subsidiaries.  Some of the Company’s assets are excluded from the Collateral.

The following tables present summarized financial information of the Company and the Guarantor Subsidiaries on a combined basis. The combined summarized financial information eliminates intercompany balances and transactions among the Company and the Guarantor Subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.

Parent and Guarantor Summarized Financial Information	September 30,	March 31,
Summarized Balance Sheet	2020	2020
	in thousands
Current assets	$1,138,067	$1,177,461
Noncurrent assets	912,194	1,248,525
Current liabilities	641,846	920,414
Noncurrent liabilities	2,667,194	2,514,760
Due to/from Non-Guarantor Subsidiaries	14,495	14,624

		Six Months Ended
Summarized Statement of Operations		September 30, 2020
		in thousands
Net sales		888,416
Gross profit		188,567
Loss from continuing operations		(299,852)
Net loss		(299,610)

Regarding the Company’s pension plan, the Company has requested approval from the IRS to change the plan year from April 1 through March 31 (the “Existing Plan Year”) to October 1 through September 30 (the “Proposed Plan Year”).  If approved, the change will take effect on October 1, 2020, and is expected to improve the Plan’s funded status used in the determination of the Company’s required pension contributions. Because April 1, 2020, represented a trough for financial markets reacting to the COVID-19 pandemic, an Employee Retirement Income Security Act of 1974 (“ERISA”) funding valuation performed at this date produced a funded status that is anomalously low.  The Company has projected that the impact of this black swan event can be minimized by changing the plan year to October 1, which will provide a more accurate evaluation of the plan’s funded status, and the Company expects that this could reduce required pension contributions over the next five fiscal years.  Additionally, the Company has also changed the asset valuation method it uses to report the funded status of its pension plan.  Refer to Note 1 for further details on this change in accounting principle.

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

As of September 30, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 4.1

Indenture, dated as of August 17, 2020, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee for the Notes (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 18, 2020).

Exhibit 4.2	Form of 8.875% Senior Secured First Lien Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
Exhibit 10.1

Twenty-Sixth Amendment to Receivables Purchase Agreement, dated as of August 17, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, and PNC Bank, National Association, as a related committed purchaser, purchaser agent, and administrator (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 18, 2020).

Exhibit 10.2

Fourth Amendment to Performance Guaranty, dated as of August 17, 2020, among Triumph Group, Inc., as performance guarantor, and PNC Bank, National Association, as purchaser agent and administrator (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 18, 2020).

Exhibit 10.3

Intercreditor Agreement, dated as of August 17, 2020, between Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as second lien collateral agent for the 2024 Notes (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2020).

Exhibit 10.4

Collateral Trust Agreement, dated as of August 17, 2020, among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 18, 2020).

Exhibit 10.5

Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2020).

Exhibit 10.6

Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2020).

Exhibit 10.7

Amended and Restated Performance Guaranty, dated as of September 29, 2020, by Triumph Group, Inc. in favor of PNC Bank, National Association, as administrator (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2020).

Exhibit 18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.
Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.

Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	November 5, 2020
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	November 5, 2020
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	November 5, 2020
Thomas A. Quigley, III