Form 10-Q
period 2020-12-31
TRIUMPH GROUP INC
filed 2021-02-03
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2020

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on February 1, 2021, was 54,978,278.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2020	2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$477,276	$485,463
Trade and other receivables, less allowance for credit losses of $7,743 and $4,293	167,694	359,487
Contract assets	158,289	244,417
Inventory, net	446,208	452,976
Assets held for sale	71,177	—
Prepaid expenses and other current assets	17,857	19,289
Total current assets	1,338,501	1,561,632
Property and equipment, net	356,107	418,141
Goodwill	521,416	513,527
Intangible assets, net	113,040	381,968
Other, net	72,858	105,065
Total assets	$2,401,922	$2,980,333
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$6,090	$7,336
Accounts payable	195,300	457,694
Contract liabilities	167,772	295,320
Accrued expenses	224,367	227,403
Liabilities related to assets held for sale	45,826	—
Total current liabilities	639,355	987,753
Long-term debt, less current portion	2,013,255	1,800,171
Accrued pension and other postretirement benefits	570,609	660,065
Deferred income taxes	8,028	7,439
Other noncurrent liabilities	240,505	306,169
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 55,309,922 and 52,460,920 shares issued; 54,975,059 and 51,858,089 shares outstanding	55	52
Capital in excess of par value	835,193	804,830
Treasury stock, at cost, 334,863 and 602,831 shares	(18,037)	(36,217)
Accumulated other comprehensive loss	(706,169)	(746,448)
Accumulated deficit	(1,180,872)	(803,481)
Total stockholders' deficit	(1,069,830)	(781,264)
Total liabilities and stockholders' deficit	$2,401,922	$2,980,333
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019 (1)	2020	2019 (1)
Net sales	$425,994	$704,666	$1,402,886	$2,207,007
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	340,753	546,282	1,116,668	1,750,751
Selling, general and administrative	48,747	65,974	162,189	194,512
Depreciation and amortization	22,119	29,843	72,819	104,112
Impairment of long-lived assets	—	—	252,382	—
Restructuring	4,071	4,744	32,747	13,490
Legal judgment gain, net of expenses	—	(3,857)	—	(9,257)
Loss on sale of assets and businesses	45,273	60,019	46,020	55,190
	460,963	703,005	1,682,825	2,108,798
Operating (loss) income	(34,969)	1,661	(279,939)	98,209
Non-service defined benefit income	(12,432)	(14,799)	(37,275)	(56,025)
Interest expense and other, net	44,881	33,178	132,344	96,069
(Loss) income from continuing operations before income taxes	(67,418)	(16,718)	(375,008)	58,165
Income tax expense (benefit)	698	(3,512)	2,383	12,213
Net (loss) income	$(68,116)	$(13,206)	$(377,391)	$45,952
(Loss) earnings per share—basic:
Net (loss) income	$(1.30)	$(0.26)	$(7.24)	$0.92
Weighted average common shares outstanding—basic	52,488	50,395	52,126	50,074
(Loss) earnings per share—diluted:
Net (loss) income	$(1.30)	$(0.26)	$(7.24)	$0.91
Weighted average common shares outstanding—diluted	52,488	50,395	52,126	50,591

Dividends declared and paid per common share	$—	$0.04	$—	$0.12
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019 (1)	2020	2019 (1)
Net (loss) income	$(68,116)	$(13,206)	$(377,391)	$45,952
Other comprehensive income (loss):
Foreign currency translation adjustment	12,637	11,074	20,838	2,164
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Prior service cost, net of taxes of $0 and $0, respectively	—	—	—	(4,898)
Actuarial loss, net of taxes of $0 and $0, respectively	—	—	—	(118,073)
Reclassification to net (loss) income - net of expense
Amortization of net loss, net of taxes of $0 and $0, respectively	5,298	5,846	15,894	15,035
Recognized prior service (credits) cost, net of taxes of $0 and $0, respectively	(1,033)	(1,459)	(3,099)	46,044
Total defined benefit pension plans and other postretirement benefits (expense), net of taxes	4,265	4,387	12,795	(61,892)
Cash flow hedges:
Unrealized gain arising during the period, net of tax expense of $0 and $0 respectively	1,878	4,581	8,308	4,921
Reclassification of gain (loss) included in net earnings, net of tax expense of $0 and $0 respectively	437	(80)	(1,662)	(1,817)
Net unrealized gain on cash flow hedges, net of tax	2,315	4,501	6,646	3,104
Total other comprehensive income (loss)	19,217	19,962	40,279	(56,624)
Total comprehensive (loss) income	$(48,899)	$6,756	$(337,112)	$(10,672)
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2020

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2020 (1)	51,858,089	$52	$804,830	$(36,217)	$(746,448)	$(803,481)	$(781,264)
Net loss	—	—	—	—	—	(275,786)	(275,786)
Foreign currency translation adjustment	—	—	—	—	919	—	919
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,100	—	2,100
Share-based compensation	158,274	—	(6,670)	9,291	—	—	2,621
Repurchase of shares for share-based compensation minimum tax obligation	(50,955)	—	—	(474)	—	—	(474)
Employee stock purchase plan	36,802	—	(1,974)	2,212	—	—	238
June 30, 2020 (1)	52,002,210	$52	$796,186	$(25,188)	$(739,164)	$(1,079,267)	$(1,047,381)
Net loss	—	—	—	—	—	(33,489)	(33,489)
Foreign currency translation adjustment	—	—	—	—	7,282	—	7,282
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,231	—	2,231
Share-based compensation	54,313	—	(446)	2,982	—	—	2,536
Repurchase of shares for share-based compensation minimum tax obligation	(2,246)	—	—	(21)	—	—	(21)
Employee stock purchase plan	24,413	—	(1,122)	1,341	—	—	219
September 30, 2020	52,078,690	$52	$794,619	$(20,886)	$(725,386)	$(1,112,756)	$(1,064,357)
Net loss	—	—	—	—	—	(68,116)	(68,116)
Foreign currency translation adjustment	—	—	—	—	12,637	—	12,637
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,315	—	2,315
Share-based compensation	31,967	—	2,457	1,158	—	—	3,615
Repurchase of shares for share-based compensation minimum tax obligation	(5,876)	—	—	(57)	—	—	(57)
Employee stock purchase plan	21,276	—	(1,545)	1,748	—	—	203
Contribution of common stock to pension plan	2,849,002	3	39,662	—	—	—	39,665
December 31, 2020	54,975,059	$55	$835,193	$(18,037)	$(706,169)	$(1,180,872)	$(1,069,830)
(1)	As adjusted; refer to Note 1.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2019

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2019 (1)	49,887,268	$52	$867,545	$(159,154)	$(516,011)	$(765,745)	$(573,313)
Net income	—	—	—	—	—	16,924	16,924
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(2,683)	—	(2,683)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	2,573	—	2,573
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(319)	—	(319)
Cash dividends ($0.04 per share)	—	—	—	—	—	(1,998)	(1,998)
Share-based compensation	154,802	—	(7,631)	9,534	—	—	1,903
Repurchase of shares for share-based compensation minimum tax obligation	(51,406)	—	—	(1,043)	—	—	(1,043)
Employee stock purchase plan	14,489	—	(634)	896	—	—	262
June 30, 2019 (1)	50,005,153	$52	$859,280	$(149,767)	$(516,440)	$(751,044)	$(557,919)
Net income	—	—	—	—	—	42,234	42,234
Foreign currency translation adjustment	—	—	—	—	(6,227)	—	(6,227)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(68,852)	—	(68,852)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,078)	—	(1,078)
Cash dividends ($0.04 per share)	—	—	—		—	(2,003)	(2,003)
Share-based compensation	59,938	—	(850)	3,654	—	—	2,804
Repurchase of shares for share-based compensation minimum tax obligation	(764)	—	—	(5)	—	—	(5)
Employee stock purchase plan	10,196	—	(400)	622	—	—	222
September 30, 2019 (1)	50,074,523	$52	$858,030	$(145,496)	$(592,597)	$(710,813)	$(590,824)
Net loss	—	—	—	—	—	(13,206)	(13,206)
Foreign currency translation adjustment	—	—	—	—	11,074	—	11,074
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,387	—	4,387
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	4,501	—	4,501
Cash dividends ($0.04 per share)	—	—	—		—	(2,004)	(2,004)
Share-based compensation	18,723	—	1,927	1,141	—	—	3,068
Repurchase of shares for share-based compensation minimum tax obligation	(5,092)	—	—	(131)	—	—	(131)
Employee stock purchase plan	10,917	—	(428)	666	—	—	238
Contribution of treasury shares to pension plan	1,730,703	—	(55,396)	105,396	—	—	50,000
December 31, 2019 (1)	51,829,774	$52	$804,133	$(38,424)	$(572,635)	$(726,023)	$(532,897)
(1)	As adjusted; refer to Note 1.

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended December 31,
	2020	2019
Operating Activities
Net (loss) income	$(377,391)	$45,952
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	72,819	104,112
Impairment of long-lived assets	252,382	—
Amortization of acquired contract liability	(35,017)	(56,153)
Loss on sale of assets and businesses	46,020	55,190
Curtailments and special termination benefits gain, net	—	(14,373)
Other amortization included in interest expense	21,912	9,114
Provision for credit losses	4,890	632
Provision for deferred income taxes	—	8,108
Share-based compensation	9,086	8,245
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	169,744	72,278
Contract assets	55,170	53,047
Inventories	(2,152)	(67,764)
Prepaid expenses and other current assets	1,041	11,315
Accounts payable, accrued expenses, and contract liabilities	(375,967)	(143,718)
Accrued pension and other postretirement benefits	(36,838)	(45,702)
Other, net	(1,570)	(995)
Net cash (used in) provided by operating activities	(195,871)	39,288
Investing Activities
Capital expenditures	(18,988)	(27,250)
Proceeds from sale of assets and businesses	2,380	49,956
Net cash (used in) provided by investing activities	(16,608)	22,706
Financing Activities
Net decrease in revolving credit facility	(400,000)	(215,000)
Proceeds from issuance of long-term debt	713,900	570,980
Retirement of debt and finance lease obligations	(95,439)	(433,197)
Payment of deferred financing costs	(20,215)	(17,545)
Dividends paid	—	(6,005)
Repurchase of restricted shares for minimum tax obligations	(552)	(1,179)
Net cash provided by (used in) financing activities	197,694	(101,946)
Effect of exchange rate changes on cash	6,598	739
Net change in cash and cash equivalents	(8,187)	(39,213)
Cash and cash equivalents at beginning of period	485,463	92,807
Cash and cash equivalents at end of period	$477,276	$53,594

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended December 31, 2020 and 2019, are not necessarily indicative of results that may be expected for the year ending March 31, 2021. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2020 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on May 28, 2020.

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

The accompanying condensed consolidated financial statements include the accounts of Triumph and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated from the accompanying condensed consolidated financial statements.

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

Standards Issued Not Yet Implemented

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the annual disclosure requirements for defined benefit pension plans and other postretirement plans.  The ASU does not modify interim disclosure requirements.  ASU 2018-14 is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The amendments in this ASU should be applied on a retrospective basis to all periods presented.  As the ASU does not modify interim disclosure requirements, the Company is currently evaluating the effect that ASU 2018-14 will have on its annual consolidated financial statements and related disclosures.

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

The change in accounting principle requires retrospective application and prospective disclosure.  The Company applied the change effective April 1, 2020, and recorded a cumulative adjustment to equity as of the earliest period presented.  The tables below represent the impact of this change on the condensed consolidated statements of operations (including earnings per share) and the condensed consolidated statements of comprehensive (loss) income for the periods presented below.  The change in accounting principle had no impact on the condensed consolidated statements of cash flows for these periods.

The tables below represent the impact of the change in accounting principle on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2020.

	Three Months Ended			Nine Months Ended
	As Reported (With Change), December 31, 2020	Impact of Change	Without Change, December 31, 2020	As Reported (With Change), December 31, 2020	Impact of Change	Without Change, December 31, 2020
Non-service defined benefit income	$(12,432)	$(1,528)	$(13,960)	$(37,275)	$(4,584)	$(41,859)
Loss before income taxes	(67,418)	1,528	(65,890)	(375,008)	4,584	(370,424)
Income tax expense	698	-	698	2,383	-	2,383
Net loss	$(68,116)	$1,528	$(66,588)	$(377,391)	$4,584	$(372,807)

Net Loss per share - basic & diluted
Basic	$(1.30)	$0.03	$(1.27)	$(7.24)	$0.09	$(7.15)
Diluted	$(1.30)	$0.03	$(1.27)	$(7.24)	$0.09	$(7.15)

Defined benefit pension plans and other postretirement benefits:
Total defined benefit pension plans and other postretirement benefits, net of taxes	$4,265	$(1,528)	$2,737	$12,795	$(4,584)	$8,211
Total other comprehensive income	$19,217	$(1,528)	$17,689	$40,279	$(4,584)	$35,695
Comprehensive loss	$(48,899)	$-	$(48,899)	$(337,112)	$-	$(337,112)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The table below represents the impact of the change in accounting principle on the condensed consolidated balance sheet as of December 31, 2020.

Stockholders' deficit:	As Reported (With Change), December 31, 2020	Impact of Change	Without Change, December 31, 2020
Accumulated other comprehensive loss	$(706,169)	$(31,604)	$(737,773)
Accumulated deficit	$(1,180,872)	$31,604	$(1,149,268)
Total stockholders' deficit	$(1,069,830)	$-	$(1,069,830)

The tables below represent the impact of the change in accounting principle on the condensed consolidated statement of operations and the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2019.

	Three Months Ended			Nine Months Ended
	As Previously Reported, December 31, 2019	Impact of Change	As Reported, December 31, 2019	As Previously Reported, December 31, 2019	Impact of Change	As Reported, December 31, 2019
Non-service defined benefit income	$(13,989)	(810)	$(14,799)	$(57,280)	1,255	$(56,025)
(Loss) income before income taxes	(17,528)	810	(16,718)	59,420	(1,255)	58,165
Income tax (benefit) expense	(3,682)	170	(3,512)	12,477	(264)	12,213
Net (loss) income	$(13,846)	$640	$(13,206)	$46,943	$(991)	$45,952

Net (Loss) Income per share - basic & diluted
Basic	$(0.27)	$0.01	$(0.26)	$0.94	$(0.02)	$0.92
Diluted	$(0.27)	$0.01	$(0.26)	$0.93	$(0.02)	$0.91

Defined benefit pension plans and other postretirement benefits (expense):
Total defined benefit pension plans and other postretirement benefits (expense), net of taxes	$5,027	$(640)	$4,387	$(62,883)	$991	$(61,892)
Total other comprehensive income (loss)	$20,602	$(640)	$19,962	$(57,615)	$991	$(56,624)
Comprehensive income (loss)	$6,756	$-	$6,756	$(10,672)	$-	$(10,672)

The table below represents the impact of the change in accounting principle on the condensed consolidated balance sheet as of March 31, 2020.

	As Previously Reported, March 31, 2020	Impact of Change	As Reported, March 31, 2020
Stockholders' deficit:
Accumulated other comprehensive loss	$(719,428)	$(27,020)	$(746,448)
Accumulated deficit	(830,501)	27,020	(803,481)
Total stockholders' deficit	$(781,264)	$-	$(781,264)

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

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required, and are included in contract liabilities on the accompanying condensed consolidated balance sheets. The Company believes that the accounting estimates and assumptions made by management are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic; however, actual results could differ materially from those estimates.

For the three months ended December 31, 2020, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased revenue, operating loss, net loss and loss per share by approximately ($37), $3,688, $3,688, and $0.07, respectively. For the three months ended December 31, 2019, cumulative catch-up adjustments resulting from changes in estimates increased net sales by approximately $4,722 and decreased operating income, net income, and earnings per share by approximately ($210), ($166), and $0.00, respectively.

For the nine months ended December 31, 2020, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and decreased operating loss, net loss and loss per share by approximately $4,577, $19,349, $19,349, and $0.37, respectively. For the nine months ended December 31, 2019, cumulative catch-up adjustments resulting from changes in estimates increased net sales by approximately $2,347 and decreased operating income, net income, and earnings per share by approximately ($16,393), ($12,950), and ($0.26), respectively.

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

In connection with several prior acquisitions, the Company assumed existing long-term contracts. Based on review of these contracts at the acquisition date, the Company concluded that the terms of certain contracts were either more or less favorable than could be realized in market transactions as of the date of the acquisition. As a result, the Company recognized acquired contract liabilities, net of acquired contract assets as of the acquisition date of each respective acquisition, based on the present value of the difference between the contractual cash flows of the executory contracts and the estimated cash flows had the contracts been executed at the acquisition date. The liabilities principally relate to long-term contracts that were initially executed several years prior to the respective acquisition. The Company measured these net liabilities in the year they were acquired under the measurement provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the net liabilities will remain outstanding in the marketplace. The portion of the Company's revenue resulting from transactions other than contracts with customers pertains to the amortization of these acquired contract liabilities as the related contractual performance obligations are satisfied.  Adjustments to these liabilities due to significant changes in the total estimated costs of the contract are accounted for in a manner consistent with other loss contract reserves, with such adjustments recognized in cost of sales.

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base.  For the three and nine months ended December 31, 2020 and 2019, credit loss expense and write-offs were immaterial.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 19% and 21% of total trade accounts receivable as of December 31, 2020 and March 31, 2020, respectively. Trade and other accounts receivable from Bombardier Inc. ("Bombardier") include receivables from transition services and represented approximately 2% and 16% as of December 31, 2020 and March 31, 2020, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the nine months ended December 31, 2020, were $528,263, or 38% of net sales, of which $164,520 and $363,743 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the nine months ended December 31, 2019, were $742,495, or 34% of net sales, of which $189,854 and $552,641 were from Systems & Support and Aerospace Structures, respectively. The percentage increase in sales to Boeing as compared with the prior period is driven entirely by military sales.

Sales to Gulfstream Aerospace Corporation (“Gulfstream”) for the nine months ended December 31, 2020, were $100,364, or 7% of net sales, of which $2,166 and $98,197 were from Systems & Support and Aerospace Structures, respectively. Sales to Gulfstream for the nine months ended December 31, 2019, were $268,917, or 12% of net sales, of which $2,497 and $266,421 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring the impairment of assets held for sale (see Note 3), when measuring the long-lived asset impairment in the current period (see Note 10), and to its pension and postretirement plan assets (see Note 11).

Supplemental Cash Flow Information

For the nine months ended December 31, 2020, the Company paid $2,474 for income taxes, net of income tax refunds received. For the nine months ended December 31, 2019, the Company paid $4,370 for income taxes, net of income tax refunds received.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand.  In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. The transaction is expected to close in the fourth quarter of fiscal year 2021.  In the three months ended December 31, 2020, the Company recognized an impairment on the assets held for sale of $45,201 due to decreases in actual and expected performance of certain widebody programs within the disposal group that affected its estimated fair value less cost to sell.  The impairment is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.  To measure the amount of the impairment, the Company compared the carrying value of the assets and liabilities of the disposal group with their estimated fair value less cost to sell as of the balance sheet date.  The estimate of fair value is categorized as Level 2 within the fair value hierarchy.  The key assumptions used in the estimate of fair value is the negotiated sales price of the assets and the assumption of the disposal group’s liabilities.  As of December 31, 2020, the operating results of the composites manufacturing operations are included within the Aerospace Structures reportable segment, and the related assets and liabilities are classified as held for sale on the accompanying condensed consolidating balance sheets.

Fiscal 2020 Divestitures

In August 2020, the Company completed the transfer of the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities for cash proceeds net of transaction costs of approximately $52,000. The Company recognized a loss of approximately $747, which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses. The operating results associated with the G650 wing supply chain activities were included within Aerospace Structures through the date of transfer.

In December 2019, the Company completed the sale of its manufacturing operations at its Nashville, TN, facility for cash proceeds net of transaction costs of approximately $58,000, including approximately $7,000 allocated as a premium paid by the buyer in exchange for a specified performance guarantee.  The Company recognized a loss of approximately $64,000, which is presented on the consolidated statements of operations within loss on sale of assets and businesses.  The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture.  Additionally, as part of the transaction, the Company agreed to transfer to the buyer, within 120 days from the date of closing, certain defined benefit pension assets and obligations of approximately $55,000 associated with the Nashville manufacturing operations.  In accordance with applicable defined benefit pension plan accounting guidance, the transfer was treated as a settlement for purposes of the Company’s consolidated financial statements and resulted in accelerated recognition of previously unrecognized actuarial losses.  The Company completed the transfer of the defined benefit pension assets and obligations in March 2020 and recognized a one-time settlement loss of approximately $28,000.

In September 2019, the Company completed the assignment of its E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK").  As part of this transaction, the Company transferred certain assets and liabilities to ASTK and recognized a gain of approximately $10,000, which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses.  The assets and liabilities transferred were included within Aerospace Structures through the date of divestiture.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Systems & Support
Satisfied over time	$118,813	$135,229	$324,968	$403,825
Satisfied at a point in time	140,519	193,601	418,753	571,433
Revenue from contracts with customers	259,332	328,830	743,721	975,258
Amortization of acquired contract liabilities	4,306	8,377	11,569	26,126
Total revenue	263,638	337,207	755,290	1,001,384

Aerospace Structures
Satisfied over time	$148,526	$330,657	$596,145	$1,075,141
Satisfied at a point in time	11,269	28,582	28,003	100,455
Revenue from contracts with customers	159,795	359,239	624,148	1,175,596
Amortization of acquired contract liabilities	2,561	8,220	23,448	30,027
Total revenue	162,356	367,459	647,596	1,205,623
	$425,994	$704,666	$1,402,886	$2,207,007

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Systems & Support
Commercial aerospace	$92,529	$192,232	$280,102	$561,815
Military	145,168	105,860	396,672	309,735
Business jets	7,802	10,776	26,884	45,280
Regional	5,231	11,310	18,218	33,434
Non-aviation	8,602	8,652	21,845	24,994
Revenue from contracts with customers	259,332	328,830	743,721	975,258
Amortization of acquired contract liabilities	4,306	8,377	11,569	26,126
Total revenue	$263,638	$337,207	$755,290	$1,001,384

Aerospace Structures
Commercial aerospace	$109,929	$208,943	$372,249	$681,471
Military	31,670	27,394	105,365	83,773
Business jets	18,039	98,370	138,141	330,178
Regional	—	24,523	8,025	80,155
Non-aviation	157	9	368	19
Revenue from contracts with customers	159,795	359,239	624,148	1,175,596
Amortization of acquired contract liabilities	2,561	8,220	23,448	30,027
Total revenue	162,356	367,459	647,596	1,205,623
	$425,994	$704,666	$1,402,886	$2,207,007

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise.  Contract assets are presented net of this reserve on the condensed consolidated balance sheets.  For

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

the three and nine months ended December 31, 2020 and 2019, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	December 31, 2020	March 31, 2020	Change
Contract assets	$175,099	$267,079	$(91,980)
Contract liabilities	(278,690)	(386,585)	107,895
Net contract liability	$(103,591)	$(119,506)	$15,915

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $4,577. The change in contract assets is the result of the settlement of approximately $60,802 of contract assets associated with the Gulfstream G650 wing supply chain transfer which was partially offset by revenue recognized in excess of amounts billed during the nine months ended December 31, 2020.  The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the nine months ended December 31, 2020.  Additionally, approximately $33,568 of contract assets and $13,670 of contract liabilities are classified as held for sale on the accompanying condensed consolidated balance sheet as of December 31, 2020.  For the nine months ended December 31, 2020, the Company recognized $71,433 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020, were $16,810 and $22,662, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020, were $110,918 and $91,265, respectively.

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

As of December 31, 2020, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$2,465,352	$1,330,301	$1,063,968	$71,055	$28

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5.   LEASES

The components of lease expense for the three and nine months ended December 31, 2020 and 2019, are disclosed in the table below.

		Three Months Ended December 31,		Nine Months Ended December 31,
Lease Cost	Financial Statement Classification	2020	2019	2020	2019
Operating lease cost	Cost of sales or Selling, general and administrative expense	$4,343	$5,069	$17,980	$17,829
Variable lease cost	Cost of sales or Selling, general and administrative expense	2,452	2,170	7,156	5,892
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	1,117	1,494	3,546	4,224
Interest on lease liability	Interest expense and other	410	387	1,162	1,579
Total lease cost (1)		$8,322	$9,120	$29,844	$29,524

(1)	Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the nine months ended December 31, 2020 and 2019, is disclosed in the table below.

	Nine Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$13,056	$14,046
Operating cash flows used in finance leases	1,164	1,600
Financing cash flows used in finance leases	6,170	6,516
ROU assets obtained in exchange for lease liabilities
Operating leases	5,506	2,569
Finance leases	538	811

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases as of December 31, 2020 and March 31, 2020, is disclosed in the table below.

Leases	Classification	December 31, 2020	March 31, 2020
Assets
Operating lease ROU assets	Other, net Assets held for sale	$50,434	$61,461

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	41,757	39,461
Accumulated amortization	Property and equipment, net Assets held for sale	(22,217)	(18,650)
Finance lease ROU assets, net		19,540	20,811
Total lease assets		$69,974	$82,272

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$16,249	$13,139
Finance	Current portion of long-term debt Liabilities related to assets held for sale	6,093	7,336
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	46,313	54,687
Finance	Long-term debt, less current portion Liabilities related to assets held for sale	14,048	16,597
Total lease liabilities		$82,703	$91,759

Information related to lease terms and discount rates as of December 31, 2020 and March 31, 2020, is disclosed in the table below.

	December 31, 2020	March 31, 2020
Weighted average remaining lease term (years)
Operating leases	7.0	7.2
Finance leases	7.0	6.9

Weighted average discount rate
Operating leases	6.3%	6.2%
Finance leases	6.4%	5.9%

The maturity of the Company's lease liabilities as of December 31, 2020, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2021 (remaining of year)	$7,074	$2,106	$9,180
FY2022	15,766	6,367	22,133
FY2023	10,602	3,413	14,015
FY2024	7,601	2,734	10,335
FY2025	6,909	1,361	8,270
Thereafter	31,115	9,959	41,074
Total lease payments	79,067	25,940	105,007
Less: Imputed interest	(16,505)	(5,799)	(22,304)
Total lease liabilities	$62,562	$20,141	$82,703

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

6.    INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2020	March 31, 2020
Raw materials	$53,250	$32,552
Work-in-process, including manufactured and purchased components	306,589	312,953
Finished goods	55,628	50,011
Rotable assets	30,741	57,460
Total inventories	$446,208	$452,976

The Company recognized an impairment loss of approximately $23,689 on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.  The impairment loss is included in cost of sales on the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2020.

7.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2020	March 31, 2020
Revolving credit facility	$—	$400,000
Receivable securitization facility	—	75,000
Finance leases	20,137	23,933
Senior secured first lien notes due 2024	700,000	—
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	300,000	300,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(25,792)	(16,426)
	2,019,345	1,807,507
Less: current portion	6,090	7,336
	$2,013,255	$1,800,171

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

Receivables Securitization Program

On August 17, 2020, the Company entered into amendments to its receivables securitization facility (the “Receivables Securitization Facility”).  The August amendments removed the covenants that required the Company to maintain certain financial ratios.  As of December 31, 2020, the maximum amount available under the Receivables Securitization Facility was $75,000, and the Company has the ability to reduce the facility amount to not less than $50,000.  The actual amount available under the Receivables Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivables as well as the amount of letters of credit outstanding.

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

In connection with the Receivables Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the trade accounts receivable under the Receivables Securitization Facility.  Interest rates are based on the lesser of 0.75% or the London Interbank Offered Rate (“LIBOR”), plus a 2.50% fee on the drawn portion and 0.60% fee on the undrawn portion of the Receivables Securitization Facility.  The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.  At December 31, 2020, there were $0 in borrowings and $27,779 in letters of credit outstanding under the Receivables Securitization Agreement, primarily to support insurance policies.  The Receivables Securitization Facility expires in December 2022.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due 2024 (the “First Lien Notes”) pursuant to an indenture among the Company, the Guarantor Subsidiaries (as defined below) and U.S. Bank National Association, as trustee (the “First Lien Notes Indenture”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%.  Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2020.  In connection with the issuance of the First Lien Notes, the Company incurred approximately $13,000 of costs, which were deferred and are being amortized over the term of the First Lien Notes.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

December 31, 2020		March 31, 2020
Carrying Value	Fair Value	Carrying Value	Fair Value
$2,019,345	$2,053,717	$1,807,507	$1,559,455

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

Interest paid on indebtedness during the nine months ended December 31, 2020 and 2019, amounted to $79,382 and $60,885, respectively.

8.    EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	52,488	50,395	52,126	50,074
Net effect of dilutive stock options and non-vested stock (1)	—	—	—	517
Weighted average common shares outstanding – diluted	52,488	50,395	52,126	50,591
(1)

For the three and nine months ended December 31, 2020 and 2019, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of December 31, 2020 and March 31, 2020, the total amount of unrecognized tax benefits was $18,908 and $18,965, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of December 31, 2020, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2021 and future periods.

The effective income tax rate for the three months ended December 31, 2020, was (1.0)% as compared with 21.0% for the three months ended December 31, 2019. For the three months ended December 31, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance. The effective income tax rate for the nine months ended December 31, 2020, was (0.6)% as compared with 21.0% for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of December 31, 2020, the Company is not subject to any ongoing income tax examinations. The Company has settled appeals for a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

In accordance with ASC 360, the Company allocated the resulting impairment to the specific long-lived assets within the asset group on a pro rata basis, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its estimated fair value.  As a result, the Company recognized a total noncash impairment charge of $252,382 in the first quarter, primarily allocated to definite-lived intangible assets, which is presented as “Impairment of long-lived assets” on the condensed consolidated statements of operations.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

11.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering some of its employees. Certain employee groups are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations (and for non-U.S. plans, acceptable under local regulations), by making payments into a separate trust. The Company contributed 2,849,002 shares of common stock to this separate trust with an aggregate contribution value of approximately $40,000 on the contribution date. As a result of the contribution, the Company expects the approximately $58,000 required cash contribution for the fiscal year ending March 31, 2022, to be reduced to approximately $18,000.

In addition to the defined benefit pension plans, the Company provides certain healthcare benefits for eligible retired employees. Such benefits are unfunded. No active employees are eligible for these benefits. The vast majority of eligible retirees receive a fixed-dollar benefit they can use to purchase healthcare services.  A handful of eligible retirees receive traditional retiree medical benefits for which the company pays all premiums. All retirees who are eligible for these traditional benefits are Medicare-eligible.  Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019 (1)	2020	2019 (1)
Components of net periodic benefit costs:
Service cost	$386	$577	$1,146	$1,758
Interest cost	16,107	16,073	48,294	52,162
Expected return on plan assets	(34,154)	(35,900)	(102,395)	(106,518)
Amortization of prior service credits	243	(183)	728	(695)
Amortization of net loss	7,812	7,632	23,417	20,651
Curtailment loss	—	—	—	23,476
Special termination benefits	—	—	—	11,642
Net periodic benefit income	$(9,606)	$(11,801)	$(28,810)	$2,476
(1)	As adjusted; refer to Note 1.

	Other Postretirement Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Components of net periodic benefit costs:
Service cost	$—	$—	$—	$62
Interest cost	28	41	84	1,519
Amortization of prior service credits	(1,276)	(1,276)	(3,828)	(3,596)
Amortization of gain	(1,191)	(1,186)	(3,574)	(5,175)
Curtailment gain	—	—	—	(49,491)
Net periodic benefit income	$(2,439)	$(2,421)	$(7,318)	$(56,681)
(1)	As adjusted; refer to Note 1.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12.     STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2020 and 2019, were as follows:
	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (2)
September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)
AOCI before reclassifications	12,637	1,878	—		14,515
Amounts reclassified from AOCI	—	437	4,265	(3)	4,702
Net current period OCI	12,637	2,315	4,265		19,217
December 31, 2020	$(41,207)	$2,343	$(667,305)		$(706,169)

September 30, 2019 (1)	$(57,516)	$(2,527)	$(532,554)		$(592,597)
AOCI before reclassifications	11,074	4,581	—		15,655
Amounts reclassified from AOCI	—	(80)	4,387	(3)	4,307
Net current period OCI	11,074	4,501	4,387		19,962
December 31, 2019 (1)	$(46,442)	$1,974	$(528,167)		$(572,635)

March 31, 2020 (1)	$(62,045)	$(4,303)	$(680,100)		$(746,448)
AOCI before reclassifications	20,838	8,308	—		29,146
Amounts reclassified from AOCI	—	(1,662)	12,795	(3)	11,133
Net current period OCI	20,838	6,646	12,795		40,279
December 31, 2020	$(41,207)	$2,343	$(667,305)		$(706,169)

March 31, 2019 (1)	$(48,606)	$(1,130)	$(466,275)		$(516,011)
AOCI before reclassifications	2,164	4,921	(122,971)		(115,886)
Amounts reclassified from AOCI	—	(1,817)	61,079	(3)	59,262
Net current period OCI	2,164	3,104	(61,892)		(56,624)
December 31, 2019 (1)	$(46,442)	$1,974	$(528,167)		$(572,635)
(1)	As adjusted; refer to Note 1.
(2)	Net of tax.
(3)

Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in net periodic pension cost of which a portion is allocated to production as inventoried costs.  Net periodic pension cost is presented in cost of sales and non-service defined benefit income on the accompanying condensed consolidated statements of operations.  Refer to Note 11 for additional disclosure regarding our postretiremend benefit plans.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$425,994	$—	$263,638	$162,356
Intersegment sales (eliminated in consolidation)	—	(536)	482	54
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	61,407	—	46,746	14,661

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(22,119)	(989)	(8,353)	(12,777)
Interest expense and other, net	(44,881)
Corporate expenses	(8,483)
Share-based compensation expense	(3,679)
Loss on sale of assets and businesses	(45,273)
Amortization of acquired contract liabilities	6,867
Non-service defined benefit income	12,432
Impairment of rotable inventory	(23,689)
Loss before income taxes	(67,418)

Total capital expenditures	$6,184	$158	$2,308	$3,718
Total assets	$2,401,922	$451,824	$1,463,017	$487,081

	Three Months Ended December 31, 2019 (1)
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$704,666	$—	$337,207	$367,459
Intersegment sales (eliminated in consolidation)	—	(3,230)	1,717	1,513
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	89,272	—	57,132	32,140

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(29,843)	(847)	(8,075)	(20,921)
Interest expense and other, net	(33,178)
Corporate expenses	(13,848)
Share-based compensation expense	(2,955)
Loss on sale of assets and businesses	(60,019)
Amortization of acquired contract liabilities	16,597
Non-service defined benefit income	14,799
Union represented employee incentives	(1,400)
Legal judgment gain, net	3,857
Loss before income taxes	(16,718)

Total capital expenditures	$10,255	$416	$3,929	$5,910

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended December 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,402,886	$—	$755,290	$647,596
Intersegment sales (eliminated in consolidation)	—	(4,357)	2,888	1,469
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	131,067	—	110,983	20,084

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(72,819)	(2,652)	(24,830)	(45,337)
Interest expense and other, net	(132,344)
Corporate expenses	(42,027)
Share-based compensation expense	(9,086)
Loss on sale of assets and businesses	(46,020)
Amortization of acquired contract liabilities	35,017
Non-service defined benefit income	37,275
Impairment of rotable inventory	(23,689)
Impairment of long-lived assets	(252,382)
Loss before income taxes	(375,008)

Total capital expenditures	$18,988	$801	$11,819	$6,368

	Nine Months Ended December 31, 2019 (1)
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$2,207,007	$—	$1,001,384	$1,205,623
Intersegment sales (eliminated in consolidation)	—	(9,224)	4,118	5,106
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	250,126	—	162,008	88,118

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(104,112)	(2,533)	(24,314)	(77,265)
Interest expense and other, net	(96,069)
Corporate expenses	(42,709)
Share-based compensation expense	(8,245)
Loss on sale of assets and businesses	(55,190)
Amortization of acquired contract liabilities	56,153
Non-service defined benefit income	56,025
Union represented employee incentives	(7,071)
Legal judgment gain, net	9,257
Income before income taxes	58,165

Total capital expenditures	$27,250	$980	$12,355	$13,915
(1)	As adjusted; refer to Note 1.

During the three months ended December 31, 2020 and 2019, the Company had foreign sales of $78,440 and $164,832, respectively. During the nine months ended December 31, 2020 and 2019, the Company had foreign sales of $267,370 and $526,130, respectively.

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

15.    RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the nine months ended December 31, 2020, the Company incurred costs of $5,725, $20,580, and $6,442, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $32,747 associated with new restructuring plans.  Of the restructuring costs within Aerospace Structures, approximately $13,097 pertained to facility closures with the remainder primarily related to postemployment benefits arising from reductions in force and third-party consulting costs.  The restructuring costs within Systems & Support and Corporate are primarily related to postemployment benefits arising from reductions in force and third-party consulting costs.  We estimate that we will incur consolidated restructuring costs of approximately $34,000 for the fiscal year ended March 31, 2021, with costs being incurred in each of our segments for third-party consulting costs and severance, primarily related to our cost-reduction initiatives.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere herein.

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

During the fiscal year ended March 31, 2020, the Company divested of a number of its assets and operations, including the sale of its manufacturing operations at its Nashville, TN, facility (the “Nashville divestiture”) and the assignment of its E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK").  The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture or assignment.  Collectively, these transactions are referred to as the “fiscal 2020 divestitures.”  The Company recognized combined net losses of $56.9 million associated with the fiscal 2020 divestitures, which are presented within loss on sale of assets and businesses, net on the condensed consolidated statements of operations included on the Company's Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.

Significant financial results for the third quarter of the fiscal year ending March 31, 2021, include:

•	Net sales were $426.0 million compared with $704.7 million for the prior year period.
•	Operating loss was $35.0 million compared with operating income of $1.7 million for the prior year period.
•	Net loss was $68.1 million, or ($1.30) per common share, compared with net loss of $13.2 million, or $0.26 per diluted common share, for the prior year period.
•	Backlog as of December 31, 2020, was $2.28 billion. Of our existing backlog, we estimate that approximately $1.01 billion will not be shipped by December 31, 2021.
•

We used $195.9 million of cash in operating activities for the nine months ended December 31, 2020, as compared with cash generated from operations of $39.3 million in the comparable prior year period.

The Company has committed to several plans (which were initiated in fiscal 2016) that incorporated the restructuring of certain of its businesses as well as the consolidation of certain of its facilities. As of March 31, 2020, with the exception of three pending facility closures to be completed in fiscal 2021 or 2022 and the COVID-19 pandemic related actions discussed below, the Company has substantially completed these plans. For the nine months ended December 31, 2020 and 2019, the Company incurred $32.7 million and $13.5 million in restructuring costs, respectively.

In March 2020, in response to anticipated head winds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. While, as of December 31, 2020, we remain on track to realize the estimated $120.0 million in fiscal 2021 operating cash flow savings, there can be no assurance that we will achieve such savings in the anticipated amounts and timeline. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs and certain increased working capital outflows, both within Aerospace Structures.

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

The Company expects COVID-19 to reduce demand for commercial aviation aftermarket due to the recent sharp decreases in flights, as well as reduce demand for commercial aviation production as OEMs have lowered their related delivery rate assumptions.

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

Boeing 737 MAX

The Boeing 737 MAX program represented approximately 5% of revenue for the fiscal year ended March 31, 2020, and approximately 3% of revenues for the nine months ended December 31, 2020. During the three months ended December 31, 2020, the Federal Aviation Administration and the Agência Nacional de Aviação Civil of Brazil approved the 737 MAX return to flight which was quickly followed by Transport Canada and the European Union Aviation Safety Agency in January 2021. Boeing resumed 737 MAX deliveries in the three months ended December 31, 2020, delivering 27 aircraft.  Conditions are expected to improve as COVID vaccination distribution accelerates, and Boeing has projected further 737 MAX rate increases in the latter half of calendar year 2021.  The International Air Transport Association has predicted a 55% increase in passengers traveling in 2021 to 2.8 billion passengers.

Boeing has predicted that revenue passenger miles will return to 2019 levels in approximately three years. Boeing has planned 737 MAX gradual rate increases to 31 per month in early calendar year 2022 with further gradual increases corresponding with market demand. In January, Boeing stated that it has approximately 410 airplanes in inventory and has assumed that the balance of 737 MAX airplanes produced during the grounding and included within inventory will be delivered by the close of calendar year 2022. While we expect to see gradual increases in 737 MAX revenue across both of our reportable segments in fiscal year 2022 based on these assumptions, a resurgence of COVID-19 that results in additional delays or shut downs could degrade this expectation.

Boeing 747-8

As of December 31, 2020, Triumph’s production on this program has completed from its Hawthorne, California, facility, with the remaining production from its Grand Prairie, Texas, facility expected to be completed in early to mid-fiscal 2022.  Facility exit plans are underway at both locations and are expected to result in additional cost to exit of approximately $10.0 million through mid-fiscal 2022 and result in projected cash uses.

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

In May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in

Milledgeville, Georgia and Rayong, Thailand and (ii) to transfer the assets and certain liabilities associated with its Gulfstream

G650 wing supply chain activities. As noted above, the Company completed the transfer of its G650 wing supply chain activity and engineering services to Gulfstream in August 2020.  Also in August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand.  During the nine months ended December 31, 2020, the assets that are the subject of these transactions represented, in the aggregate, approximately $116.3 million of the $1.40 billion of consolidated net sales (or approximately 8.3% of consolidated net sales), entirely within Aerospace Structures.  The transaction for the composites manufacturing operations are expected to close in late-fiscal 2021. As disclosed in Note 3, the Company recognized an impairment loss on the assets of the composites manufacturing operations of approximately $45.2 million.

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

•

Amortization expense and nonrecurring asset impairments (including goodwill, intangible asset impairments, and nonrecurring rotable inventory impairments) may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of tradenames, product rights, licenses, or, in the case of goodwill, other assets that are not individually identified and separately recognized under U.S. GAAP, or, in the case of nonrecurring asset impairments, the impact of unusual and nonrecurring events affecting the estimated recoverability of existing assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.

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

Management compensates for the above-described limitations by using non-GAAP measures only to supplement our U.S. GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net (loss) income for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net (loss) income (U.S. GAAP measure)	$(68,116)	$(13,206)	$(377,391)	$45,952
Income tax expense (benefit)	698	(3,512)	2,383	12,213
Interest expense and other	44,881	33,178	132,344	96,069
Curtailment gain and special termination, net	—	—	—	(14,373)
Union represented employee incentives	—	1,400	—	7,071
Legal judgment gain, net of expenses	—	(3,857)	—	(9,257)
Impairment of rotable inventory	23,689	—	23,689	—
Loss on sale of assets and businesses, net	45,273	60,019	46,020	55,190
Amortization of acquired contract liabilities	(6,867)	(16,597)	(35,017)	(56,153)
Depreciation and amortization*	22,119	29,843	325,201	104,112
Adjusted EBITDA (non-GAAP measure)	$61,677	$87,268	$117,229	$240,824
Non-service defined benefit income (excluding settlements)	(12,432)	(14,799)	(37,275)	(41,652)
Adjusted EBITDAP (non-GAAP measure)	$49,245	$72,469	$79,954	$199,172
*	Includes impairment charges related to long-lived assets in the first quarter of fiscal 2021

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(34,969)	$19,010	$4,445	$(58,424)
Loss on sale of assets and businesses	45,273	—	—	45,273
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(6,867)	(4,306)	(2,561)	—
Depreciation and amortization	22,119	8,353	12,777	989
Adjusted EBITDAP	$49,245	$46,746	$14,661	$(12,162)

	Three Months Ended December 31, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$1,661	$57,434	$18,039	$(73,812)
Loss on sale of assets and businesses	60,019	—	—	60,019
Union represented employee incentives	1,400	—	1,400	—
Legal judgment gain, net of expenses	(3,857)	—	—	(3,857)
Amortization of acquired contract liabilities	(16,597)	(8,377)	(8,220)	—
Depreciation and amortization	29,843	8,075	20,921	847
Adjusted EBITDAP	$72,469	$57,132	$32,140	$(16,803)

	Nine Months Ended December 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(279,939)	$74,033	$(254,187)	$(99,785)
Loss on sale of assets and businesses	46,020	—	—	46,020
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(35,017)	(11,569)	(23,448)	—
Depreciation and amortization*	325,201	24,830	297,719	2,652
Adjusted EBITDAP	$79,954	$110,983	$20,084	$(51,113)

	Nine Months Ended December 31, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$98,209	$163,820	$43,930	$(109,541)
Loss (gain) on sale of assets and businesses	55,190	—	(10,121)	65,311
Union represented employee incentives	7,071	—	7,071	—
Legal judgment gain, net of expenses	(9,257)	—	—	(9,257)
Amortization of acquired contract liabilities	(56,153)	(26,126)	(30,027)	—
Depreciation and amortization	104,112	24,314	77,265	2,533
Adjusted EBITDAP	$199,172	$162,008	$88,118	$(50,954)
*	Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended December 31, 2020, compared with three months ended December 31, 2019

	Three Months Ended December 31,
	2020	2019
	(in thousands)
Net sales	$425,994	$704,666
Segment operating income	$23,455	$75,473
Corporate expense	(58,424)	(73,812)
Total operating (loss) income	(34,969)	1,661
Interest expense and other	44,881	33,178
Non-service defined benefit income	(12,432)	(14,799)
Income tax expense (benefit)	698	(3,512)
Net loss	$(68,116)	$(13,206)

Net sales decreased by $278.7 million, or 39.6%, to $426.0 million for the three months ended December 31, 2020, from $704.7 million for the three months ended December 31, 2019.  Organic sales adjusted for intersegment sales decreased $203.1 million, or 32.3%, with additional declines from the Nashville and G650 divestitures of $75.6 million. Organic sales decreases included the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), as well as the transitioned workscope on the E-2 Jet program, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  These declines were partially offset by increases in military platforms. Net sales for the three months ended December 31, 2020, included $4.6 million in total nonrecurring revenues, as compared with $8.9 million in total nonrecurring revenues for the three months ended December 31, 2019.

Cost of sales decreased by $205.5 million, or 37.6%, to $340.8 million for the three months ended December 31, 2020, from $546.3 million for the three months ended December 31, 2019.  Organic cost of sales adjusted for intersegment sales decreased $136.7 million, or 28.6% with additional declines from the Nashville and G650 divestitures of $68.8 million. Organic cost of sales decreased primarily due to the lower volumes described above as well as a $10.0 million partial reversal of prior loss reserves.  These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic. Organic gross margin for the three months ended December 31, 2020, was 20.0% compared with 24.0% for the three months ended December 31, 2019. The gross margin for the three months ended December 31, 2020, decreased primarily as a result of the impairment of impairment rotable inventory, as cost-reduction actions offset absorption related increases.

Gross margin for the three months ended December 31, 2020, included net favorable cumulative catch-up adjustments on long-term contracts of $3.7 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $17.0 million and gross unfavorable adjustments of $13.3 million. Gross margins for the three months ended December 31, 2019, included net unfavorable cumulative catch-up adjustments of $0.2 million.

Segment operating income decreased by $52.0 million, or 68.9%, to $23.5 million for the three months ended December 31, 2020, from $75.5 million for the three months ended December 31, 2019.  Organic segment operating income decreased by $47.8 million, or 67.1%, primarily due to the decreased volumes and the impairment of rotable inventory described above, partially offset by decreased restructuring costs of $0.6 million as well as decreases in administrative compensation cost of $7.1 million and intangible asset amortization expense of $7.6 million, the latter being the result of the first quarter impairment disclosed in Note 10. The Nashville and G650 divestitures contributed approximately $4.2 million of operating income in the three months ended December 31, 2019.

Corporate operations incurred expenses of $58.4 million for the three months ended December 31, 2020, as compared with $73.8 million for the three months ended December 31, 2019.  The corporate expenses decreased primarily due to decreased loss on sale of assets and businesses of $14.7 million, partially offset by a $3.9 million gain on legal judgment in the prior year.

Interest expense and other increased by $11.7 million, or 35.3%, to $44.9 million for the three months ended December 31, 2020, compared with $33.2 million for the three months ended December 31, 2019, due to higher interest rates and relative debt levels.

Non-service defined benefit income decreased by $2.4 million, or 16.0%, to $12.4 million for the three months ended December 31, 2020, compared with $14.8 million for the three months ended December 31, 2019.  The decrease was primarily due to changes in actuarial assumptions and experience.

The effective income tax rate for the three months ended December 31, 2020, was (1.0)% compared with 21.0% for the three months ended December 31, 2019. For the three months ended December 31, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended December 31, 2020, compared with three months ended December 31, 2019

We report our financial performance based on the following two reportable segments: Systems & Support and Aerospace Structures. The Company's Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources.

The results of operations among our reportable segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Systems & Support, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, our unique manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares with Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts and the success of these programs provides a strong foundation for our business and positions us well for future growth on new programs and new derivatives.

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

	Three Months Ended December 31,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$264,120	$338,924	(22.1)%	62.0%	48.1%
Aerospace Structures	162,410	368,972	(56.0)%	38.1%	52.4%
Elimination of intersegment sales	(536)	(3,230)	83.4%	(0.1)%	(0.5)%
Total net sales	$425,994	$704,666	(39.6)%	100.0%	100.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$19,010	$57,434	(66.9)%	7.2%	17.0%
Aerospace Structures	4,445	18,039	(75.4)%	2.7%	4.9%
Corporate	(58,424)	(73,812)	20.9%	n/a	n/a
Total segment operating (loss) income	$(34,969)	$1,661	(2205.3)%	(8.2)%	0.2%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$46,746	$57,132	(18.2)%	18.0%	17.3%
Aerospace Structures	14,661	32,140	(54.4)%	9.2%	8.9%
Corporate	(12,162)	(16,803)	27.6%	n/a	n/a
	$49,245	$72,469	(32.1)%	11.7%	10.5%

Systems & Support:     Systems & Support net sales decreased by $74.8 million, or 22.1%, to $264.1 million for the three months ended December 31, 2020, from $338.9 million for the three months ended December 31, 2019. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial programs, partially offset by increases in military platforms.

Systems & Support cost of sales decreased by $29.4 million, or 12.5%, to $206.6 million for the three months ended December 31, 2020, from $236.0 million for the three months ended December 31, 2019. Gross margin for the three months ended December 31, 2020, was 21.8% compared with 30.4% for the three months ended December 31, 2019. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of the Company’s restructuring and cost-reduction activities.   The Company also recognized a $10.0 million partial reversal of prior loss reserves.  These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.  Gross margin decreased primarily as a result of the impairment of rotable inventory, as cost-reduction actions offset absorption related increases and sales mix shifted to more profitable programs.

Systems & Support operating income decreased by $38.4 million, or 66.9%, to $19.0 million for the three months ended December 31, 2020, from $57.4 million for the three months ended December 31, 2019. Operating income decreased primarily due to the decreased sales noted above as well as the impairment of rotable inventory.  These decreases in operating income were partially offset by decreased administrative compensation cost of $1.7 million and restructuring expense of $3.6 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income with the exception of the rotable inventory asset impairment, which is excluded from Adjusted EBITDAP.

Systems & Support operating income as a percentage of segment sales decreased to 7.2% for the three months ended December 31, 2020, as compared with 17.0% for the three months ended December 31, 2019, due to the factors described above. The exclusion of the rotable inventory asset impairment from Adjusted EBITDAP combined with the effect of sales mix and restructuring and cost-reduction activities described above resulted in an increase in Adjusted EBITDAP margin to 18.0% from 17.3%.

Aerospace Structures:     Aerospace Structures net sales decreased by $206.6 million, or 56.0%, to $162.4 million for the three months ended December 31, 2020, from $369.0 million for the three months ended December 31, 2019.  Organic net sales decreased by $131.0 million, with additional declines from the Nashville and G650 divestitures of $75.6 million.  Organic net sales decreased due to the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscope on the E-2 Jet program, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  Net sales for the three months ended December 31, 2020, included $4.6 million in total nonrecurring revenues, as compared with $8.9 million in total nonrecurring revenues for the three months ended December 31, 2019.

Aerospace Structures cost of sales decreased by $178.8 million, or 57.0%, to $134.7 million for the three months ended December 31, 2020, from $313.6 million for the three months ended December 31, 2019. Organic cost of sales decreased by $110.0 million, with an additional reduction in cost of sales from the Nashville and G650 divestitures of $68.8 million.  Organic gross margin for the three months ended December 31, 2020, was 17.0% compared with 16.6% for the three months ended December 31, 2019.  The decrease in organic cost of sales is due to decrease in sales noted above. The gross margin included net favorable cumulative catch-up adjustments of $4.0 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $17.0 million and gross unfavorable adjustments of $13.0 million. The net unfavorable cumulative catch-up adjustment for the three months ended December 31, 2019, was $0.4 million.

Aerospace Structures operating income decreased by $13.6 million, or 75.4%, to $4.4 million for the three months ended December 31, 2020, from $18.0 million for the three months ended December 31, 2019. The decrease in operating income was primarily the result of the decreases noted above as well as an increase in restructuring costs of $2.9 million partially offset by decreased administrative compensation cost of $5.4 million and intangible asset amortization expense of $7.6 million, the latter being the result of the first quarter impairment disclosed in Note 10.  The Nashville and G650 divestitures contributed approximately $4.2 million of operating income in the three months ended December 31, 2019.  The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the decreased intangible asset amortization, which is excluded from Adjusted EBITDAP.

Aerospace Structures operating income as a percentage of segment sales decreased to 2.7% for the three months ended December 31, 2020, as compared with 4.9% for the three months ended December 31, 2019, due to the decrease in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the increase in Adjusted EBITDAP margin to 9.2% from 8.9% year over year.

Nine months ended December 31, 2020, compared with nine months ended December 31, 2019

	Nine Months Ended December 31,
	2020	2019
	(in thousands)
Net sales	$1,402,886	$2,207,007
Segment operating (loss) income	$(180,154)	$207,750
Corporate expenses	(99,785)	(109,541)
Total operating (loss) income	(279,939)	98,209
Interest expense and other	132,344	96,069
Non-service defined benefit income	(37,275)	(56,025)
Income tax expense	2,383	12,213
Net loss	$(377,391)	$45,952

Net sales decreased by $804.1 million, or 36.4%, to $1,402.9 million for the nine months ended December 31, 2020, from $2,207.0 million for the nine months ended December 31, 2019.  Organic sales adjusted for intersegment sales decreased $595.9 million, or 30.4%, with additional declines from the Nashville and G650 divestitures of $208.2 million. Organic sales decreases included the planned reductions on sunsetting programs (i.e., 747-8, G280, G550) and the transitioned workscope on the E-2 Jet program as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs.  These declines were partially offset by increases in military platforms. Net sales for the nine months ended December 31, 2020, included $38.5 million in total nonrecurring revenues, as compared with $34.1 million in nonrecurring revenues for the nine months ended December 31, 2019.

Cost of sales decreased by $634.1 million, or 36.2%, to $1,116.7 million for the nine months ended December 31, 2020, from $1,750.8 million for the nine months ended December 31, 2019.  Organic cost of sales adjusted for intersegment sales decreased $432.9 million, or 28.5%, with additional declines from the Nashville and G650 divestitures of $201.2 million. Organic cost of sales decreased primarily due to the lower volumes described above as well as a $10.0 million partial reversal of prior loss reserves.  These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.

Organic gross margin for the nine months ended December 31, 2020, was 20.5% compared with 22.5% for the nine months ended December 31, 2019. The organic gross margin for the nine months ended December 31, 2020, decreased primarily as a result of the impairment of rotable asset inventory as cost-reduction actions and certain favorable customer settlements offset absorption related increases.  Gross margin for the nine months ended December 31, 2020, included net favorable cumulative catch-up adjustments on long-term contracts of $19.3 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $47.9 million and gross unfavorable adjustments of $28.6 million. Gross margins for the nine months ended December 31, 2019, included net unfavorable cumulative catch-up adjustments of $16.4 million.

Segment operating income decreased by $387.9 million, or 186.7%, to an operating loss of $180.2 million for the nine months ended December 31, 2020, from segment operating income of $207.8 million for the nine months ended December 31, 2019.  Organic segment operating income decreased by $387.7 million, or 190.8%, to an operating loss of $184.5 million primarily due to long-lived asset impairment charges of $252.4 million, the decreased volumes and impairment of rotable asset inventory, as well as the increased restructuring costs of $19.3 million partially offset by decreased administrative compensation cost of $14.2 million and decreased travel costs $5.4 million, and the reduction in the forward loss reserve of a commercial widebody program described above. The Nashville and G650 divestitures contributed approximately $4.5 million of operating income in the nine months ended December 31, 2019.

Corporate operations incurred expenses of $99.8 million for the nine months ended December 31, 2020, as compared with $109.5 million for the nine months ended December 31, 2019.  The corporate expenses decreased primarily due to decreased loss on sale of assets and businesses offset by a $9.3 million gain on legal judgment in the prior fiscal year and $6.4 million in increased restructuring costs in the current fiscal year.

Interest expense and other increased by $36.3 million, or 37.8%, to $132.3 million for the nine months ended December 31, 2020, compared with $96.1 million for the nine months ended December 31, 2019, due to the write-off of $15.3 million deferred financing fees associated with the extinguishment of our revolving credit facility, as well as higher interest rates and relative debt levels as well as a $3.9 million increase from the net unfavorable change in foreign currency exchange rate losses.

Non-service defined benefit income decreased by $18.8 million, or 33.5%, to $37.3 million for the nine months ended December 31, 2020, compared with $56.0 million for the nine months ended December 31, 2019.  The decrease was primarily due to a prior year gain from curtailment of other postretirement benefits of $49.5 million, partially offset by additional expense in the prior year from pension curtailment losses and special termination benefits of $35.1 million, as well as changes in actuarial assumptions and experience.

The effective income tax rate for the nine months ended December 31, 2020, was (0.6)% compared with 21.0% for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Nine months ended December 31, 2020, compared with nine months ended December 31, 2019

	Nine Months Ended December 31,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$758,178	$1,005,502	(24.6)%	54.0%	45.6%
Aerospace Structures	649,065	1,210,729	(46.4)%	46.3%	54.9%
Elimination of intersegment sales	(4,357)	(9,224)	52.8%	(0.3)%	(0.5)%
Total net sales	$1,402,886	$2,207,007	(36.4)%	100.0%	100.0%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$74,033	$163,820	(54.8)%	9.8%	16.3%
Aerospace Structures	(254,187)	43,930	(678.6)%	(39.2)%	3.6%
Corporate	(99,785)	(109,541)	8.9%	n/a	n/a
Total segment operating income (loss)	$(279,939)	$98,209	(385.0)%	(20.0)%	4.5%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$110,983	$162,008	(31.5)%	14.9%	16.5%
Aerospace Structures	20,084	88,118	(77.2)%	3.2%	7.5%
Corporate	(51,113)	(50,954)	(0.3)%	n/a	n/a
	$79,954	$199,172	(59.9)%	5.8%	9.3%

Systems & Support:     Systems & Support net sales decreased by $247.3 million, or 24.6%, to $758.2 million for the nine months ended December 31, 2020, from $1,005.5 million for the nine months ended December 31, 2019. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial narrowbody and widebody programs, partially offset by increases in military platforms.

Systems & Support cost of sales decreased by $139.2 million, or 19.8%, to $564.7 million for the nine months ended December 31, 2020, from $703.9 million for the nine months ended December 31, 2019. Gross margin for the nine months ended December 31, 2020, was 25.5% compared with 30.0% for the nine months ended December 31, 2019. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of the Company’s restructuring and cost-reduction activities as well as a $10.0 million partial reversal of prior loss reserves.  These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.  Gross margin decreased primarily as a result of the changes in sales mix and the impairment of rotable inventory, as cost-reduction actions offset absorption related increases.

Systems & Support operating income decreased by $89.8 million, or 54.8%, to $74.0 million for the nine months ended December 31, 2020, from $163.8 million for the nine months ended December 31, 2019. Operating income decreased primarily due to the decreased sales and factors affecting cost of sales noted above, partially offset by reductions in administrative compensation cost of $6.9 million and restructuring costs of $7.2 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income, with the exception of the rotable inventory asset impairment, which is excluded from Adjusted EBITDAP.

Systems & Support operating income as a percentage of segment sales decreased to 9.8% for the nine months ended December 31, 2020, as compared with 16.3% for the nine months ended December 31, 2019, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin to 14.9% from 16.5% year over year, with the exception of the rotable inventory asset impairment, which is excluded from Adjusted EBITDAP.

Aerospace Structures:     Aerospace Structures net sales decreased by $561.7 million, or 46.4%, to $649.1 million for the nine months ended December 31, 2020, from $1,210.7 million for the nine months ended December 31, 2019.  Organic net sales decreased by $353.4 million, with additional declines from the Nashville and G650 divestitures of $208.2 million.  Organic net sales decreased due to the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscopes on the E-2 Jets and G650 programs, as well as the impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs. Net sales for the nine months ended December 31, 2020, included $38.5 million in total nonrecurring revenues, as compared with $29.1 million in total nonrecurring revenues for the nine months ended December 31, 2019.

Aerospace Structures cost of sales decreased by $499.8 million, or 47.3%, to $556.3 million for the nine months ended December 31, 2020, from $1,056.1 million for the nine months ended December 31, 2019. Organic cost of sales decreased by $298.6 million, with an additional reduction in cost of sales from the Nashville and G650 divestitures of $201.2 million.  Organic gross margin for the nine months ended December 31, 2020, was 14.3% compared with 14.7% for the nine months ended December 31, 2019.  The decrease in organic cost of sales is due to decrease in sales noted above. Organic gross margin decreased primarily as a result of increased product costs due to the lower sales volumes partially offset by the results of the Company’s restructuring and cost reduction activities and certain favorable customer settlements. The gross margin included net favorable cumulative catch-up adjustments of $18.7 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $47.2 million and gross unfavorable adjustments of $28.5 million. The net unfavorable cumulative catch-up adjustment for the nine months ended December 31, 2019, was $16.2 million.

Aerospace Structures operating income decreased by $298.1 million, or 678.6%, to an operating loss of $254.2 million for the nine months ended December 31, 2020, from operating income of $43.9 million for the nine months ended December 31, 2019.  The decrease in organic operating income was primarily the result of the decreases noted above as well as the $252.4 million long-lived asset impairment described above and an increase in restructuring costs of $20.6 million partially offset by decreased administrative compensation cost of $7.3 million and intangible asset amortization expense of $18.6 million, the latter being the result of the reduction in the carrying value of the long-lived assets impaired in the first quarter impairment as disclosed in Note 10.  The Nashville and G650 divestitures contributed approximately $4.5 of operating income in the nine months ended December 31, 2019. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the long-lived asset impairment charges, which are excluded from Adjusted EBITDAP.

Aerospace Structures operating loss as a percentage of segment sales decreased to (39.2)% for the nine months ended December 31, 2020, as compared with operating income as a percentage of segment sales of 3.6% for the nine months ended December 31, 2019, due to the decrease in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin to 3.2% from 7.5% year over year.

Liquidity and Capital Resources

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. During the nine months ended December 31, 2020, we had a net cash outflow of $195.9 million from operating activities, a decrease of $235.2 million, compared with a net cash inflow of $39.3 million for the nine months ended December 31, 2019. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers, as we were unable to reduce volumes of our material purchases at the same rates that our sales declined from the impacts of COVID-19.  Cash flows included steady inventory levels and lower accounts payable. Additionally, of the approximately $51.6 million in cash proceeds from the transfer of the assets and certain liabilities associated with the G650 wing supply chain activities, approximately $50.3 million of the cash proceeds were allocated to the settlement of existing relationships derived from operations and therefore are classified within operating cash flows.  The remaining $1.3 million of the cash proceeds were allocated to the productive assets transferred as part of the transaction and are classified within investing cash flows.  Cash flows from operations began to recover in the second half of the fiscal year and we expect this to be maintained in the fourth fiscal quarter assuming there are no additional extended shut-downs of operations due to the pandemic.  Cash flows from operations also included approximately $30.0 million in the liquidation of prior period customer advances against current period deliveries.

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

In March 2020, in response to anticipated head winds resulting from the impact of COVID-19 on the aerospace industry, including the impact on global air travel, we implemented certain cost-reduction actions to improve our financial health, align capacity with expected demand, and ensure our long term competitiveness.  This has included, amongst others, the reduction of indirect staff and temporary workers, reduction of overtime and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. The actions taken to reduce headcount and reduce base pay are estimated to result in approximately $85.0 million of savings for fiscal 2021, net of severance costs. We are also reducing discretionary spending as well as reducing or deferring research and development and capital expenditures.  In March 2020, we also suspended the declaration and/or payment of dividends until further notice.  When combined with reductions in travel, corporate events, and other expenses, Triumph expects savings to operating cash flows of approximately $120.0 million in fiscal 2021, which does not reflect the restructuring charges described above. While, as of December 31, 2020, we remain on track to realize the estimated $120.0 million in fiscal 2021 operating cash flow savings, there remains pandemic related operating risk in the remaining quarter of fiscal 2021.  Accordingly, there can be no assurance that we will achieve such savings in the anticipated amounts and timeline. Unrelated to COVID-19, the Company currently expects certain material cash outflows related to the completion of certain previously announced consolidation and shutdown costs with sunsetting programs and certain increased working capital outflows, both within Aerospace Structures.

Cash flows used in investing activities for the nine months ended December 31, 2020, decreased $39.3 million from the nine months ended December 31, 2019. Cash flows used in investing activities for the nine months ended December 31, 2020, included cash from the sales of assets and businesses of $2.4 million, primarily from the transfer of the G650 wing supply chain activities disclosed above, offset by capital expenditures of $19.0 million. Cash flows provided by investing activities for the nine months ended December 31, 2019, included payments on a working capital true-up from the prior period sale of assets net of current period proceeds from sales of assets of $50.0 million with additional investing outflows from capital expenditures of $27.3 million.

Cash flows provided by financing activities for the nine months ended December 31, 2020, were $197.7 million, compared with cash flows used in financing activities for the nine months ended December 31, 2019, of $101.9 million. In March, the Company drew on its Credit Facility (as defined below), bringing the outstanding balance as of March 31, 2020, to $400.0 million.  This was done as part of a comprehensive precautionary approach to increase the Company’s cash position and maximize its financial flexibility, in light of the current volatility in the global markets resulting from the COVID-19 pandemic.  In the nine months ended December 31, 2020, the following significant financing cash flow events occurred:

•	The Company issued $700.0 million of 8.875% Senior Secured First Lien Notes due 2024.
•	Using a portion of the proceeds from issuance of the First Lien Notes, the Company terminated the Revolving Credit Facility and fully repaid the $400.0 million borrowed thereunder.
•	The Company fully repaid the $75.0 million borrowed as of March 31, 2020, under its Receivables Securitization Facility.
•	As part of these transactions, the Company paid approximately $18.8 million in deferred financing costs.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases.  As of December 31, 2020, we had $477.3 million of cash on hand and $47.2 million was available under the Company's Receivables Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $27.8 million in outstanding letters of credit, all of which were accruing interest at LIBOR plus applicable basis points totaling approximately 3.50% per annum.

We have taken a number of actions to improve liquidity. We have implemented cost reduction actions as described above. We are also working with our customers and supply chain to accelerate receipts and conserve cash. The transfer of the assets and certain liabilities associated with the G650 wing supply chain activities reduced related contractual obligations by approximately $100.3 million as compared with March 31, 2020.  We are also deferring certain employer payroll tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We will evaluate additional programs if passed by the U.S. Government.  We believe, based on an assessment of current market conditions, that cash flows from operations and borrowings under the Receivables Securitization Facility, or other sources of liquidity, will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We are evaluating additional funding options from the U.S. Government via the U.S. Treasury and various Federal Reserve programs. We have in the past and expect to continue to evaluate the debt and other capital markets and may seek to consummate one or more transactions including a refinancing of a portion of our outstanding indebtedness,  the issuance of equity (including convertible securities), the repurchase or redemption of outstanding indebtedness, or may otherwise seek transactions to extend debt maturities or obtain additional flexibility. Any of these transactions could impact our financial results. We may also use asset sale proceeds for one or more of these purposes to the extent we are able to do so in accordance with our outstanding agreements. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. However, the COVID-19 crisis may constrain the debt and other capital markets and our ability to access the debt and other capital markets may be reduced. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all. In the event that the overall aviation market experiences delayed recoveries and divesture opportunities do not occur, the availability under the Receivables Securitization Facility may be fully utilized and additional funding sources may be needed. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

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

Parent and Guarantor Summarized Financial Information	December 31,	March 31,
Summarized Balance Sheet	2020	2020
	in thousands
Assets
Due from non-guarantor subsidiaries	$11,703	$487
Current assets	1,048,977	1,211,754
Noncurrent assets	918,823	1,228,855
Noncurrent receivable from non-guarantor subsidiaries	93,233	89,959

Liabilities
Due to non-guarantor subisidiaries	17,203	15,112
Current liabilities	578,857	920,412
Noncurrent liabilities	2,837,692	2,668,680

		Nine Months Ended
Summarized Statement of Operations		December 31, 2020
		in thousands
Net sales to non-guarantor subsidiaries		4,976
Net sales to unrelated parties		1,317,023
Gross profit		272,092
Loss from continuing operations before income taxes		(359,109)
Net loss		(361,711)

In the summarized financial information above, the balances reported as of March 31, 2020, have been adjusted as compared to those reported on Form 10-K for the year ended March 31, 2020, including adjustments to conform to our current period presentation.

The Company has changed the plan year for its pension plan from April 1 through March 31 (the “Existing Plan Year”) to October 1 through September 30 (the “Proposed Plan Year”).  The change is effective as of October 1, 2020.  The change in plan year improves the Plan’s funded status used in the determination of the Company’s required pension contributions. Because April 1, 2020, represented a trough for financial markets reacting to the COVID-19 pandemic, an Employee Retirement Income Security Act of 1974 (“ERISA”) funding valuation performed at this date produced a funded status that is anomalously low.  The Company has projected that the impact of this black swan event can be minimized by changing the plan year to October 1, which provides a more accurate evaluation of the plan’s funded status, and is expected to reduce required pension contributions over the next five fiscal years.  Additionally, the Company has also changed the asset valuation method it uses to report the funded status of its pension plan.  Refer to Note 1 for further details on this change in accounting principle.

For the fiscal year ending March 31, 2021, the Company is not required to make contributions to its U.S. defined benefit pension plan under the terms of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. Additionally, as disclosed on the Form 8-K dated December 17, 2020, the Company contributed 2,849,002 shares of common stock to Vought Aircraft Industries Inc., Master Defined Benefit Trust (the "Trust"), which is the funding vehicle for the Vought Aircraft Industries, Inc. Hourly Retirement Plan. The closing price of the Company’s common stock on the New York Stock Exchange on the date of the contribution was $14.04 per share (for an aggregate contribution value of approximately $40.0 million). This contribution is forecast to reduce the approximately $58.0 million fiscal year 2022 required cash contribution to approximately $18.0 million.

Critical Accounting Policies

The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the condensed consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, and Exhibit 99.1 to the Form 8-K dated December 17, 2020. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2020, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020, and in our quarterly reports on Form 10-Q.

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

As of December 31, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1	Employment Agreement, Dan J. Crowley, dated as of November 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2020).
Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended December 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	February 3, 2021
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	February 3, 2021
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	February 3, 2021
Thomas A. Quigley, III