Form 10-K
period 2021-03-31
TRIUMPH GROUP INC
filed 2021-05-20
CIK 1021162

fff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

As of September 30, 2020, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $336 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2020. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 17, 2021, was 64,220,262.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2021 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1.  Business

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "plan," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses; general economic conditions affecting our business segments; the continued impact of the coronavirus (“COVID-19”) pandemic; the severe disruptions to the economy, the financial markets, and the markets in which we compete; dependence of certain of our businesses on certain key customers; and the risk that we will not realize all of the anticipated benefits from acquisitions as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors." A prolonged impact of COVID-19 could also have the effect of heightening many of these risks.

General

Triumph Group, Inc. ("Triumph," the "Company," "we," "us," or "our") was incorporated in 1993 in Delaware. Our companies design, engineer, manufacture, repair, and overhaul a broad portfolio of aerospace and defense systems, subsystems, components, and structures. We serve the global aviation industry, including original equipment manufacturers (“OEMs”) and the full spectrum of military and commercial aircraft operators through the aircraft life cycle.

Products and Services

We offer a variety of products and services to the aerospace industry through two operating segments: (i) Triumph Systems & Support, whose companies design, develop, and support proprietary components, subsystems and systems; produce complex assemblies using external designs; and provide full life cycle solutions for commercial, regional, and military aircraft and (ii) Triumph Aerospace Structures, whose companies supply commercial, business, regional, and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal and composite structure capabilities.

Systems & Support’s capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and full authority digital electronic control fuel systems; hydromechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.

The products and capabilities within this group include the design, manufacture, build and repair of:

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
Vibration absorbers

Extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair and overhaul ("MRO") supply chain. Through its ground support equipment maintenance, component MRO and postproduction supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel and mechanical accessories. Companies in Systems & Support repair and overhaul various components for the aviation industry, including:

Air cycle machines	Blades and vanes
APUs	Cabin panes, shades, light lenses and other components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers	Fuel bladder cells

Aerospace Structures' products include fuselage panels, horizontal and vertical tails, and subassemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Aerospace Structures capabilities also include advanced composite and interior structures, and joining processes such as welding, autoclave bonding and conventional mechanical fasteners.

The products and capabilities within this group include the design, manufacture, build and repair of:

Composite and metal bonding	Flight control surfaces
Engine nacelles	Integrated testing and certification services
Empennages	Wing flaps
Acoustic and thermal insulation systems	Composite ducts and floor panels

However, as a result of the divestitures disclosed in Note 22, subsequent to March 31, 2021, we no longer design, manufacture, build, and repair aircraft wings and composite and metal bonding.

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

The two group-level marketing teams operate as the front end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. Each individual operating company is responsible for its own technical support, pricing, manufacturing, and product support. Also, within Systems & Support, we meet our customers’ needs by designing systems that integrate the capabilities of our companies.

A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed-price, negotiated contract, or purchase order basis.

When subcontracting, there is a risk of nonperformance by our subcontractors, which could lead to disputes regarding quality, cost or impacts to production schedules. Additionally, economic environment changes or natural disasters, trade sanctions, tariffs, budgetary constraints, earthquakes, fires, extreme weather conditions, or pandemics, affecting the prime contractor and our subcontractors may adversely affect their ability to meet or support our performance requirements.

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

As of March 31, 2021, we had outstanding purchase orders representing an aggregate invoice price of approximately $1.87 billion, of which $1.18 billion and $0.68 billion related to Systems & Support and Aerospace Structures, respectively. As of March 31, 2020, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $3.20 billion, of which $1.47 billion and $1.73 billion related to Systems & Support and Aerospace Structures, respectively. Of the existing backlog of $1.87 billion, approximately $0.81 billion will not be shipped by March 31, 2022.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our backlog.

Dependence on Significant Customers

As disclosed in Note 19, a significant portion of our net sales are to the Boeing Company (“Boeing”).  Refer to Note 19 for specific disclosure of the concentration of net sales and accounts receivable to these customers.  A significant reduction in sales to Boeing may have a material adverse impact on our financial position, results of operations and cash flows.

Competition

We compete primarily with Tier 1 and Tier 2 systems suppliers and component manufacturers, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies and detail parts.

Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have, and as a result, may be in a better position to handle the current environment: OEMs, major commercial airlines, government support depots, and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

Participants in the aerospace industry compete primarily on the basis of breadth of technical capabilities, quality, turnaround time, capacity and price.

Government Regulation, Including Environmental Regulations, and Industry Oversight

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

Environmental Regulation

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

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that predates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for certain material liabilities associated with the cleanup of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified, and such obligations could be material. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

Human Capital Resources

Our success greatly depends on identifying, attracting, engaging, developing, and retaining a highly skilled workforce in multiple areas, including engineering, manufacturing, information technology, cybersecurity, business development, finance, and strategy and management.  Our human capital management strategy places significant importance on attracting and developing a talented and diverse workforce by creating a workplace that is engaging and inclusive and promotes a culture of innovation, excellence, and continuous improvement. The objectives of our human capital management strategy are aligned with and support our strategic and financial goals.

We use a wide variety of human capital measures in managing our business, including: workforce demographics and diversity metrics; talent acquisition, retention, and development metrics; and employee safety and health metrics.

Diversity and Workforce Demographics

We value the diversity of our workforce and believe that the best innovation and business results are achieved when teams are populated with individuals from a diverse set of backgrounds, cultures, genders, and experiences. We have a Diversity & Inclusion Steering Committee (“DISC”) committed to creating an environment in which all employees feel valued, included, and empowered to share their unique experiences, perspectives, and viewpoints.  We believe this is critical to the success of our business and the delivery of worldclass manufacturing, engineering, and aerospace services.  We track the diversity of our leadership and workforce and review our progress toward our diversity objectives with the Company’s Board of Directors on a periodic basis.  Across our total employee population and based on employees who self-identify, as of March 31, 2021, approximately 28% of our employees are female, 10% are people of color, and 8% are veterans.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 1,247 full-time employees. Currently, approximately 19% of our 6,692 permanent employees are represented by labor unions and approximately 55% of net sales are derived from the facilities at which at least some employees are unionized. Of the 1,247 employees represented by unions, no employees are working under contracts that have expired.

Our inability to negotiate an acceptable contract with any of our labor unions could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, or if other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have an adverse effect on our business and results of operations.

Talent Acquisition, Retention, and Development

Hiring, developing, and retaining talented employees, particularly in highly technical areas, is an integral part of our human capital management.  In addition to our focus on recruitment, we monitor attrition rates, including with respect to top talent.  We believe that the commitment and connection of employees to their workplace, what we refer to as employee engagement, is a critical component of retention of top talent.  We periodically conduct surveys of our workforce designed to gauge “employee engagement”.  Our People & Culture Committee monitors the responses to these surveys in our pursuit of continuously improving our employee engagement metrics.  We also continue to invest in technology that supports the effectiveness, efficiency, and engagement of our employees, including advanced communication systems and processes.  These investments were particularly valuable as we navigated the challenges presented by the global COVID-19 pandemic.

We also attract and reward our employees by providing market-competitive compensation and benefit practices that cover the many facets of health, including resources and programs designed to support physical, mental, and financial wellness. We also provide tuition reimbursement and other educational and training opportunities to our employees.

Employee Safety and Health

Ensuring the safety of our employees is a top priority for us.  Our safety and health program seeks to enhance business value by creating a safe and healthy work environment, promote the resiliency of our workforce and engage our employees.  We provide health and safety guidance and resources to all of our businesses in order to ensure occupational safety, reduce risk, and prevent incidents. Our values include the commitment of each person to creating a safe work environment for themselves and their team members, and, through various programs and activities, we recognize individuals in our organization who make significant contributions to workplace safety.

We monitor the effectiveness of our safety and health program by comparing recordable incidents and incident severity to specific performance metrics established annually.  We measure the volume of safety incidents through the total recordable incident rate (“TRIR”) metric, and we measure incident severity through the days away restricted and transferred (“DART”) metric across all of our facilities.  These rates are measured on a calendar year basis, and the table below reflects our results over the three most recent calendar years:

	Calendar year ended
Safety Metric	2020	2019	2018
TRIR	1.9	2.3	2.2
DART	1.3	1.4	1.2
TRIR = total number of recordable cases x 200,000 / total hours worked
DART = number of cases with days away from work x 200,000 / total hours worked by all employees

In response to the global COVID-19 pandemic, we established a cross-functional team to develop appropriate workplace safety and health policies.  We implemented strict protocols aimed at protecting our people and keeping our factories operational and followed Centers for Disease Control and Prevention (“CDC”) guidance.  Drawing upon our core value of acting with velocity, Triumph team members responded locally and on a company-wide basis with innovative solutions to limit the spread of the virus and deliver products and services to customers. This included equipping employees with personal protective equipment; sanitizing workspaces more frequently; and investing in technologies, including enhanced rapid communication software and other technologies that enabled many employees to work remotely.  We limited travel and adjusted our capacity and staffing levels in response to commercial demands. The Company also produced and distributed over 10,000 masks to local medical facilities. Our COVID-19 response team continues to monitor the impact of the pandemic and will continue to provide guidance to our businesses and employees with regard to appropriate safety measures and policies.

Community Service and Philanthropy

Since 2011, we have demonstrated a deep dedication to corporate citizenship through our Wings community outreach program. Through Wings, based on the needs of their communities, our employees around the world create and implement service projects by partnering with local nonprofit organizations and engage in meaningful volunteer projects that directly benefit local charities committed to serving the needs of others. In 2018, to commemorate our 25th anniversary, the Company committed to 25,000 hours of volunteerism. Through the Wings program and individual acts of volunteerism, employees at our sites have partnered with organizations, including The United Way, The American Red Cross, The Salvation Army, Boys and Girls Club of Middle Tennessee, Ouachita Children’s Center, Los Angeles Regional Food Bank, Second Harvest Food Bank, and many others. The Company enjoys partnering in local communities, and team-based volunteer events help bring our employees together as one team serving its communities.

In 2008, the Triumph Group Charitable Foundation was formed.  The Triumph Group Charitable Foundation allocates its approximately $300 thousand annual grant budget to recipient organizations with the missions of advancing education, particularly in the areas of science, technology, engineering, and mathematics (“STEM”) improving our communities and supporting veterans and military families.

Executive Officers

Our current executive officers are:

Name	Age	Position
Daniel J. Crowley	58	Chair, President and Chief Executive Officer
James F. McCabe, Jr.	58	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	49	Senior Vice President, General Counsel and Secretary
Lance R. Turner	50	Senior Vice President, Chief Human Resources Officer
Thomas A. Quigley, III	44	Vice President, Investor Relations and Controller
William Kircher	54	Executive Vice President, Systems & Support

Daniel J. Crowley was appointed President and Chief Executive Officer and a director of the Company on January 4, 2016. He was elected Chair of the Board of Directors of the Company on November 17, 2020.  Previously, Mr. Crowley served as a corporate vice president and President of Integrated Defense Systems at Raytheon Company from 2013 until 2015, and as President of Network Centric Systems at Raytheon Company from 2010 until 2013. Prior to joining Raytheon Company, Mr. Crowley served as Chief Operating Officer of Lockheed Martin Aeronautics after holding a series of increasingly responsible assignments across its space, electronics, and aeronautics sectors.

James F. McCabe, Jr. has been our Senior Vice President and Chief Financial Officer since August 2016. He joined the Company from Steel Partners Holdings, where he served in a number of roles from 2007 to 2016, including the following: Senior Vice President and CFO, President, Shared Services, and Senior Vice President and CFO of its affiliates Handy & Harman and Steel Excel. Prior to joining Steel Partners Holdings, Mr. McCabe served as Vice President, Finance and Treasurer of American Water’s Northeast Region from 2004 to 2007, and President and CFO of Teleflex Aerospace from 1991 to 2003, which served the global aviation industry. He has previously qualified as a certified public accountant and Six Sigma Green Belt and served as a member of the Board of Governors and the Civil Aviation Council Executive Committee for the Aerospace Industries Association.

Jennifer H. Allen has been a Senior Vice President and our General Counsel and Secretary since September 2018. She joined Triumph Group from CIRCOR International, Inc., where she was Senior Vice President, General Counsel & Secretary from 2016 to 2018.  Previously, she was Vice President & Associate General Counsel – Corporate for BAE Systems, Inc., from 2010 to 2016, a member of the mergers and acquisition group in the New York office of Jones Day from 2005 to 2010, and a member of the business and finance group in the Philadelphia office of Morgan, Lewis & Bockius LLP from 1996 to 2001.

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

William Kircher was appointed our Executive Vice President, Customer Solutions & Support in February 2021, having joined the Company in September 2018. Prior to joining the Company, he served as Chief Operating Officer of MB Aerospace, a Blackstone portfolio company, from 2016 to 2017 and as CEO of VAS Aero Services, a HIG portfolio company, in 2015. Mr. Kircher also spent 18 years with United Technologies Corporation in various domestic and international leadership roles, including President, UTC Aerospace Singapore, and Vice President, Singapore Overhaul and Repair for Pratt and Whitney.

Recent Developments

As disclosed in Note 3, we completed the divestiture of a number of our assets and operations in the year ended March 31, 2021, the largest of which was the transfer of the assets and certain liabilities associated with our Gulfstream G650 wing supply chain activities.  Additionally, in the year ended March 31, 2021, we entered into definitive agreements to sell the composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our manufacturing operations located in Red Oak, Texas.  These transactions closed subsequent to March 31, 2021, and we received net proceeds of approximately $155.0 million.  We intend to use approximately $120.0 million of the net proceeds to redeem approximately $113.0 million aggregate principal amount of the First Lien Notes at a redemption price of 106.656%, plus accrued and unpaid interest.   These divestiture transactions represent progress on our transition to focusing on our businesses within the Systems & Support operating segment.

Refer to the accompanying consolidated financial statements and related notes for descriptions of other material matters occurring in the year ended March 31, 2021.

Available Information

For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

In addition, electronic copies of the Company’s SEC filings will be made available, free of charge, on written request.

Item 1A.  Risk Factors

Strategic Risks

Strategic risk relates to our future business plans and strategies, including the risks associated with the global macro-environment; competitive threats; the demand for our products and services; the success of our investments in technology and innovation; our portfolio of businesses and capital allocation decisions; dispositions, acquisitions, joint ventures, and restructuring activity; intellectual property; and other risks.

Factors that have an adverse impact on the aerospace industry may adversely affect our results of operations and liquidity.

A substantial percentage of our gross profit and operating results derive from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aircraft components, accessories, subassemblies, systems, and aerostructures. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered severe financial difficulties. Some airlines are currently requesting federal assistance and there can be no assurance that they will receive such assistance in the desired amounts, if at all. In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production, fluctuations in the global supply of crude oil and disruptions in oil production or delivery caused by hostility in oil-producing areas. Airlines are sometimes unable to pass on increases in fuel prices to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, pandemics, war, terrorist attacks affecting the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

In addition, demand for our maintenance, repair and overhaul services is strongly correlated with worldwide flying activity. A significant portion of the MRO activity required on commercial aircraft is mandated by government regulations that limit the total time or number of flights that may elapse between scheduled MRO events. As a result, although short-term deferrals are possible, MRO activity is ultimately required to continue to operate the aircraft in revenue-producing service. Therefore, over the intermediate and long term, trends in the MRO market are closely related to the size and utilization level of the worldwide aircraft fleet, as reflected by the number of available seat miles, commonly referred to as ASMs, and cargo-ton miles flown. Consequently, conditions or events that contribute to declines in worldwide ASMs and cargo miles flown, such as those mentioned above, could negatively impact our MRO business.

The effects of the COVID-19 pandemic and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.

The global outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy; disrupted global supply chains; resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place”; and created significant disruption of the financial markets. COVID-19 has already impacted the demand for our products and services. The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. We are also monitoring the impacts of COVID-19 on the fair value of our assets.  In the fourth quarter of fiscal 2020, we recognized an impairment of goodwill within the Systems & Support reportable segment that was largely due to the impact of the COVID-19 pandemic on global capital markets as well as certain of the MRO operations within that segment.  We cannot assure you that we will not experience future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections, which could result in additional impairment changes.

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

In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for major military programs in fiscal year 2020, such as CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, Northrop Grumman Global Hawk and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2021 and beyond will affect these programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position and/or cash flows.

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

As disclosed in Note 19, a significant portion of our net sales are to Boeing.  As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, some of our individual companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

Competitive pressures may adversely affect us.

We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM competitors, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of systems, subsystems, components, or aerostructures due to, among other things, a desire to vertically integrate direct labor and overhead considerations, capacity utilization at their own facilities, or a desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Parker, Eaton, Honeywell, Transdigm, and UTC Aerospace Systems. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.

We may need to expend significant capital to keep pace with technological developments in our industry.

The aerospace industry is constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, such as additive technology, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service. As a result of the current impact of COVID-19, we cannot assure you whether we will need to allocate resources for other purposes.

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

Over the past several years, we have implemented a number of restructuring, realignment and cost-reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled to undertake additional realignment and cost-reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected. The continued impact of the COVID-19 pandemic could also make it more difficult to realize the benefits and synergies of our actions. We generally do not have the ability to pass on additional costs as a result of the COVID-19 pandemic to our customers under fixed-price contracts.

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

Operational Risks

Operational risk relates to risks arising from systems, processes, people, and external events that affect the operation of our businesses. It includes risks related to product and service life cycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; and supply chain and business disruption.

Our business could be negatively affected by cyber or other security threats or other disruptions.

Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. These threats arise in some cases as a result of our role as a defense contractor. Our customers, including the U.S. Government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional cost to comply with such demands.

Cybersecurity threats are evolving and include, but are not limited to, malicious software; ransomware; attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, subcontractors, and joint venture partners; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

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

We are highly dependent on the availability of essential raw materials such as carbon fiber, aluminum and titanium, and purchased engineered component parts from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs, and management distraction and adversely affect production schedules and contract profitability.

We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts is subject to a number of risks, including:

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

Due to economic difficulty, we may face pressure to renegotiate agreements resulting in lower margins. Our suppliers may discontinue provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease. The current impact of the COVID-19 pandemic could also result in a larger period of time to find suitable replacements.

Significant consolidation by aerospace industry suppliers could adversely affect our business.

The aerospace industry continues to experience consolidation among suppliers and customers, primarily as it pertains to the airlines. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. This consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices. If this consolidation continues, our operating costs could increase, and it may become more difficult for us to be successful in obtaining new customers. The COVID-19 pandemic has also put considerable pressure on suppliers, which could exacerbate this consolidation.

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

A significant portion of our net sales are derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we may be required to fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.

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

Our manufacturing facilities or our customers' facilities could be damaged or disrupted by a natural disaster, war, or terrorist activity. We maintain property damage and business interruption insurance at the levels typical in our industry or for our customers and suppliers, however, a pandemic or other major catastrophe, such as an earthquake, hurricane, fire, flood, tornado or other natural disaster at any of our sites, or war or terrorist activities in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers, and we may not have insurance to adequately compensate us for any of these events. For leased facilities, timely renewal of leases and risk mitigation from the sale of our leased facilities is required to avoid any business interruption.

We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.

Our unionized workforces and those of our customers and suppliers may experience work stoppages during collective bargaining agreement negotiations. If we are unable to negotiate a contract with those workforces, our operations may be disrupted, and we may be prevented from completing production and delivery of products from those facilities, which would negatively impact our results. Contingency plans have been developed that would allow production to continue in the event of a strike.

Financial Risks

Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; and volatility in foreign currency exchange rates, interest rates, and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise and could potentially impact our financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations to us.

Our substantial debt could adversely affect our financial condition and our ability to operate and grow our business. The terms of our indentures governing our Senior Notes impose significant operating and financial restrictions on us and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities and additional financing may not be available on terms acceptable to us.

The terms of our indentures governing our Senior Notes and Securitization Facility (each as defined in Note 10) impose significant operating and financial restrictions on us, which limit our ability to incur liens, sell assets and enter into certain transactions, among other things.  In addition, our debt documents require us to comply with various financial and other covenants set forth in the related agreement. We are in compliance with all of our debt covenants.

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

We may periodically need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors, including market conditions and the strength of our credit ratings and the impact of the COVID-19 pandemic on our markets.  If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. We may also seek transactions to extend the maturity of our debt, reduce leverage or obtain covenant flexibility. Such transactions could result in us incurring additional secured debt or equity and there can be no assurance that we will be successful in these endeavors.

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

Legal & Compliance Risks

Legal and compliance risk relates to risks arising from the government and regulatory environment and action and from legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting and environmental, health, and safety matters. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR"), and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials.

Violations of these laws or regulations could result in significant additional sanctions, including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business, and criminal penalties and may harm our ability to enter into contracts with the U.S. Government. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

The construction of aircraft is heavily regulated, and failure to comply with applicable laws could reduce our sales or require us to incur additional costs to achieve compliance, and we may incur significant expenses to comply with new or more stringent governmental regulation.

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

Our business, operations and facilities are subject to numerous stringent federal, state, local, and foreign environmental laws and regulations, and we are subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. In addition, we could be affected by future laws and regulations, including those imposed in response to climate change concerns and other actions commonly referred to as "green initiatives." Compliance with current and future environmental laws and regulations currently requires, and is expected to continue to require, significant operating and capital costs.

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. Innocent Landowner Regulations require an Environmental Site Assessment prior to acquisition to prevent unknowingly acquiring impaired property.  Once identified, if the transaction continues, the impairment is not covered by insurance. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations, or interpretations thereof or the nature of our operations or regulatory enforcement actions, which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases, continue to be under investigation or subject to remediation. Lawsuits, claims and costs involving environmental matters may arise in the future. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites. In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that predates our acquisition of these facilities, subject to certain limitations, including, but not limited to, specified exclusions, deductibles and limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the cleanup of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. Also, as we proceed with our plans to exit certain facilities as part of restructuring and related initiatives, the need for remediation for potential environmental contamination could be identified. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

We could become involved in intellectual property litigation, which could have a material and adverse impact on our profitability.

We and other companies in our industry possess certain proprietary rights relating to designs, engineering, manufacturing processes, and repair and overhaul procedures. In the event that we believe that a third party is infringing upon our proprietary rights, we may bring an action to enforce such rights. In addition, third parties may claim infringement by us with respect to their proprietary rights and may initiate legal proceedings against us in the future. The expense and time of bringing an action to enforce such rights or defending against infringement claims can be significant. Intellectual property litigation involves complex legal and factual questions, which makes the outcome of any such proceedings subject to considerable uncertainty. Not only can such litigation divert management's attention, but it can also expose us to damages and potential injunctive relief, which, if granted, may preclude us from making, using, or selling particular products or technology. The expense and time associated with such litigation may have a material and adverse impact on our profitability.

Our reputation; our ability to do business; and our financial position, results of operations, and/or cash flows may be impacted by the improper conduct of employees, agents, subcontractors, suppliers, business partners or joint ventures in which we participate.

We have implemented policies, procedures, training, and other compliance controls and have negotiated terms designed to prevent misconduct by employees, agents, or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners, or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. In the ordinary course of our business, we form and are members of joint ventures. We may be unable to prevent misconduct or other violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, business partners and joint ventures) could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Regulations related to conflict minerals have and will continue to force us to incur additional expenses, may make our supply chain more complex and could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual investigation, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain conflict minerals that originated from the DRC and adjoining countries. We have and will continue to incur compliance costs, including costs related to determining the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering "conflict-free" minerals, we cannot be sure that we will be able to obtain necessary conflict-free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free.

Our business is subject to regulation in the United States and internationally.

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations).

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of March 31, 2021, our segments owned or leased properties that are material to our operations with the following square footage:

(Square feet in thousands)	Owned	Leased	Total
Systems & Support	1,444	563	2,007
Aerospace Structures	2,420	2,071	4,491
Corporate	—	30	30
Total	3,864	2,664	6,528

At March 31, 2021, our segments occupied 61% of the square footage in the table above at the following major locations:

•	Systems & Support: West Hartford, Connecticut; Park City, Utah; and Hot Springs, Arkansas
•	Aerospace Structures: Milledgeville, Georgia; Red Oak, Texas; Grand Prairie, Texas; and Stuart, Florida

We believe that our properties are adequate to support our operations for the foreseeable future.  As disclosed above, subsequent to March 31, 2021, we completed the sale of our manufacturing operations located in Milledgeville, Georgia, and Red Oak, Texas.  These facilities will reduce the total square footage of owned and leased property as reflected in the table above by approximately 1.8 million square feet.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 17, 2021, there were approximately 136 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 14,000 persons.

Stock Issuances

On February 4, 2021, the Company implemented a new “at the market” stock issuance program by entering into an equity distribution agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. (the “Manager”). Under the terms of the Equity Distribution Agreement, the Company may from time to time to or through the Manager, acting as agent and/or principal, offer and sell shares of its common stock (the “Shares”), par value $0.001 per share (“Common Stock”) having a gross sales price of up to $150.0 million.  From the date the program was implemented through March 31, 2021, the Company completed the program, selling 9,178,752 shares with a gross sales price of $150.0 million for total proceeds net of stock issuance costs of $145.4 million.

On December 17, 2020, the Company contributed 2,849,002 shares of common stock to the separate pension plan trust with an aggregate contribution value of approximately $40.0 million on the contribution date.

Dividend Policy

During fiscal 2021, we made no declaration or payments of dividends due to the March 2020 suspension of our dividend program.  This suspension is still in place.  In fiscal 2020, we paid cash dividends of $0.16 per share. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will be declared and paid at historical levels or at all. Certain of our debt arrangements restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. We currently have an accumulated deficit which could limit or restrict our ability to pay dividends in the future.

Repurchases of Stock

In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. Though no purchases have been made in recent years, to the extent permitted by documentation governing our indebtedness, repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.  As of May 20, 2021, the Company remains able to purchase an additional 2,277,789 shares under such program. We currently have an accumulated deficit which, together with certain restrictive covenants imposed by credit agreements or indentures governing debt securities, could limit or restrict our ability to repurchase stock in the future.

Equity Compensation Plan Information

The information required regarding equity compensation plan information will be included in our 2021 Proxy Statement in connection with our 2021 Annual Meeting of Stockholders to be held on July 21, 2021, under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative with the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2016, and its relative performance is tracked through March 31, 2021.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes

And The S&P Aerospace & Defense Index

* $100 invested on March 31, 2016, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2016	2017	2018	2019	2020	2021
Triumph Group, Inc.	100.00	82.23	80.91	61.68	22.04	59.93
Russell 1000	100.00	117.43	133.84	146.29	134.55	216.07
Russell 2000	100.00	126.22	141.10	143.99	109.45	213.26
S&P Aerospace & Defense	100.00	127.20	180.68	180.44	132.85	185.69

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

During the fiscal year ended March 31, 2021, we divested of a number of our assets and operations, including the transfer of the assets and certain liabilities associated with our Gulfstream G650 wing supply chain activities.  Additionally, subsequent to March 31, 2021, we completed the sale of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our manufacturing operations located in Red Oak, Texas.  We recognized combined net losses of $104.7 million primarily from these transactions. These losses are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses, net.  The operating results associated with the G650 wing supply chain activities and the composites and other manufacturing operations referred to above were included within Aerospace Structures through the date of transfer and through March 31, 2021, respectively.  During the year ended March 31, 2021, these transactions represented, in the aggregate, approximately $266.2 million of the $1.87 billion of consolidated net sales (or approximately 14.2% of consolidated net sales).

Significant financial results for the fiscal year ended March 31, 2021, include:

•	Net sales for fiscal 2021 decreased 35.5% to $1.87 billion.
•	Operating loss for fiscal 2021 was $326.2 million.
•	Included in operating loss for fiscal 2021 was loss on sale of assets and businesses of $104.7 million and restructuring charges of $53.2 million.
•	Net loss for fiscal 2021 was $450.9 million or $8.55 per diluted common share.
•

Backlog decreased 41.6% over the prior year to $1.9 billion primarily due to the divestitures occurring in and subsequent to the year-ended March 31, 2021, which had backlog of approximately $684.3 million as of March 31, 2020.

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. For the fiscal year ended March 31, 2021, we used $173.1 million of cash flows in operating activities, used $9.3 million in investing activities, and received $277.2 million from financing activities. Cash flows provided by operating activities in fiscal year 2020 were $96.7 million.

We have committed to several plans that incorporated the restructuring of certain of our businesses. As of March 31, 2021, with the exception of two pending facility closures to be completed in fiscal 2022 or 2023, we have substantially completed these plans.

During late fiscal 2020, in response to anticipated market headwinds primarily arising from the impact of the COVID-19 pandemic, we committed to new restructuring and cost reduction activities to align capacity with expected demand.  These plans and related activities were implemented to generate savings of approximately $120.0 million in fiscal 2021 on a consolidated basis, primarily from headcount and other human resource related cost reductions.  We achieved these savings goals for the year ended March 31, 2021.

While the long-term outlook for the aerospace industry remains positive due the fundamental drivers of air travel demand, current expectations are that it will take 2-3 years for travel to return to calendar 2019 levels and a few years beyond that for the industry to return to long-term trend growth, although there can be no assurance that such period will not be longer. To balance the supply and demand given the COVID-19 shock and to preserve long-term potential and competitiveness, our customers have decided to reduce the production rates of several of their commercial aircraft programs. These rate decisions were based on assessments of the demand environment. There is uncertainty with respect to how commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 pandemic levels.  We continue to work with our customers to closely monitor the key factors that affect backlog and future demand including customers’ evolving manufacturing plans, the widebody replacement cycle and the cargo market, but such impact could be material and make it difficult to compare periods.

We continue to expect the COVID-19 pandemic to reduce demand for commercial aviation aftermarket due to the recent sharp decreases in flights; as well as reduce demand for commercial aviation production as OEMs have lowered their related delivery rate assumptions.  The COVID-19 pandemic related reduction in OEM production rates has resulted in additional costs to produce and deliver our products.  While these costs were largely mitigated through our cost reduction initiatives during the year ended March 31, 2021, continued or further cost increases may not be mitigated through additional cost reduction initiatives and could negatively impact earnings and cash flows, particularly with respect to our fixed-price contracts.

We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the impacts of COVID-19 on our operations, supply chain and customers, future changes to OEM production rates, supply chain impacts, and/or the results of negotiations with particular customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and/or cash flows.

For example, we expect that, in the event that our customers are unable to resume aircraft deliveries consistent with provided assumptions, the continued absence of revenue, earnings, and cash flows associated with those deliveries would continue to have a material impact on our operating results.  In the event that future OEM production rate increases occur at a slower rate or take longer than we are currently assuming, we expect that the growth in inventory and other cash flow impacts associated with production would decrease.  However, while any prolonged delays in planned OEM production rate increases could mitigate the impact on our liquidity, it could significantly increase the overall expected costs to manufacture our products, which would reduce operating margins and/or increase abnormal production costs in the future.  Additionally, the declines in global air travel are expected to result in reduced demand for MRO services and uncertainty exists related to the length of time until air travel returns to historical levels.

From fiscal 2015 to fiscal 2019, our Aerospace Structures business unit experienced operating and forward losses on our production of the Boeing 747-8 fuselage for Boeing, Gulfstream G280 wing for Israel Aerospace Industries, Ltd ("IAI") and Gulfstream G650 wing for Gulfstream. Further discussion is included below regarding the significant developments of each program as well as other significant programs.

Boeing 737 MAX

The Boeing 737 MAX program represented approximately 3% of revenue for the fiscal year ended March 31, 2021. During the third fiscal quarter of the year ended March 31, 2021, the Federal Aviation Administration and the Agência Nacional de Aviação Civil of Brazil approved the 737 MAX return to flight which was quickly followed by Transport Canada and the European Union Aviation Safety Agency in January 2021. Boeing resumed 737 MAX deliveries in our third fiscal quarter of the year ended March 31, 2021, delivering 27 aircraft.  Conditions are expected to improve as COVID-19 vaccination distribution accelerates, and Boeing has projected further 737 MAX rate increases in the latter half of calendar year 2021.  The International Air Transport Association has predicted a 55% increase in passengers traveling in 2021 to 2.8 billion passengers.

Boeing has predicted that revenue passenger miles will return to 2019 levels in approximately two to three years. Boeing has planned 737 MAX gradual rate increases to 31 per month in early calendar year 2022 with further gradual increases corresponding with market demand. In January, Boeing stated that it has delivered more than 80 737 MAX airplanes since the FAA granted a return to flight and approximately 320 airplanes remain in inventory.  Boeing has stated that the balance of 737 MAX airplanes produced during the grounding and included within inventory will be delivered by the close of calendar year 2022. While we expect to see gradual increases in 737 MAX revenue across both of our reportable segments in fiscal year 2022 based on these assumptions, a resurgence of COVID-19 that results in additional delays or shutdowns could degrade this expectation.

Boeing 747-8

As of March 31, 2020, Triumph’s production on this program has completed from its Hawthorne, California, facility, with the remaining production from its Grand Prairie, Texas, facility expected to be completed in early to mid-fiscal 2022.  Facility exit plans are underway at both locations and are expected to result in additional cost to exit of approximately $7.5 million through mid-fiscal 2022 and result in projected cash uses.

G280

In May 2020, we reached agreement to the accelerated transfer of the G280 wing program to IAI and Korean Aerospace Industries.  We completed the final wing assembly in July 2020 and have closed our manufacturing operations at the leased Tulsa factory as of the end of October 2020.

G650

In the first quarter of fiscal 2019, we reached an agreement with Gulfstream to optimize the supply chain on our G650 work scope.  The G650 wing box and wing completion work, which had been coproduced across three facilities at both companies, are being consolidated into Gulfstream’s facilities in Savannah, Georgia.  We completed the manufacturing of our final wing box in July 2019.  In August 2020, we completed the transfer of our remaining G650 wing supply chain activity and engineering services to Gulfstream.  As a result of the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, in May 2021, we no longer are responsible for the production of G650 wing components.  We continue to produce G650 flaps under a separate supply agreement.

T-7 Red Hawk

The T-7 Red Hawk wing and horizontal tail manufacturing operations were part of the sale of our Red Oak, Texas manufacturing operations which closed in May 2021.  The related manufacturing operations did not have a significant impact on the results of our operations in the year ended March 31, 2021.

Although none of the development or production programs noted above individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these programs will significantly dilute our future consolidated margins, although a prolonged impact of the COVID-19 pandemic could result in changes in expectations.

During the fiscal year ended March 31, 2020, we divested of a number of our assets and operations, including the sale of our manufacturing operations at our Nashville, Tennessee, facility and the assignment of our E-2 Jets contract with Embraer for the manufacture of structural components for their program to AeroSpace Technologies of Korea Inc. ("ASTK").  We recognized combined net losses of $56.9 million associated with the fiscal 2020 divestitures, which are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses, net.  The operating results of the Nashville manufacturing operations are included in Aerospace Structures through the date of divestiture or assignment.  Collectively, these transactions are referred to as the “fiscal 2020 divestitures.”

During the fiscal year ended March 31, 2019, we divested of a number of our assets and operations, including (i) selling all of the shares of Triumph Structures - East Texas, Inc. and all of the shares of Triumph Structures - Los Angeles, Inc. and Triumph Processing, Inc. (collectively, the "Long & Large"), (ii) transitioning the responsibility for the Bombardier Global 7500 ("Global 7500") wing program manufacturing operations of Aerospace Structures to Bombardier, (iii) selling all of the shares of Triumph Fabrications - San Diego, Inc. and Triumph Fabrications - Ft. Worth, Inc. (together, "Fabrications"), (iv) selling all of the shares of Triumph Structures – Kansas City, Inc., Triumph Structures – Wichita, Inc., Triumph Gear Systems – Toronto, ULC and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining"), and (v) selling all of the shares of Triumph Aviation Services - NAAS Division, Inc. ("NAAS"). Collectively, these transactions are referred to as the "fiscal 2019 divestitures". We recognized combined net losses of $235.3 million associated with the fiscal 2019 divestitures, which are presented on the accompanying consolidated statements of operations within loss on divestitures. With the exception of NAAS, the operating results for the fiscal 2019 divestitures are included in Aerospace Structures ("fiscal 2019 Aerospace Structures Divestitures") through the respective dates of divestiture. The operating results for NAAS are included in Systems & Support through the date of divestiture.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. Our diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

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

•

Income tax expense may be useful for investors to consider because it generally represents the taxes that may be payable for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense to be a representative component of the day-to-day operating performance of our business.

Management compensates for the above-described limitations of using non-GAAP measures only to supplement our U.S. GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business.

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2021	2020	2019
Net loss (U.S. GAAP measure)	$(450,910)	$(29,433)	$(327,146)
Income tax expense (benefit)	2,881	5,798	(5,426)
Interest expense and other	171,397	122,129	114,619
Curtailments, settlements and early retirement incentives	—	14,293	4,032
Union represented employee incentives	—	7,071	—
Legal judgment gain, net of expenses	—	(9,257)	—
Impairment of rotable inventory	23,689	—	—
Loss on sale of assets and businesses, net	104,702	56,916	235,301
Adoption of ASU 2017-07	—	—	87,241
Amortization of acquired contract liabilities	(38,564)	(75,286)	(67,314)
Depreciation and amortization*	345,716	204,289	149,904
Adjusted EBITDA (non-GAAP measure)	$158,911	$296,520	$191,211
Non-service defined benefit income (excluding settlements)	(49,519)	(54,880)	(60,758)
Adjusted EBITDAP (non-GAAP measure)	$109,392	$241,640	$130,453

*	Includes impairment charges related to intangible assets

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating (loss) income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(326,151)	$113,517	$(267,702)	$(171,966)
Loss on sale of assets and businesses	104,702	—	—	104,702
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(38,564)	(15,062)	(23,502)	—
Depreciation and amortization*	345,716	33,549	308,708	3,459
Adjusted EBITDAP	$109,392	$155,693	$17,504	$(63,805)

	Fiscal year ended March 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$57,907	$141,341	$41,864	$(125,298)
Legal judgment gain, net of expenses	(9,257)	$—	$—	$(9,257)
Loss (gain) on sale of assets and businesses	56,916	$—	$(10,121)	$67,037
Union represented employee incentives	7,071	—	7,071	—
Amortization of acquired contract liabilities	(75,286)	(34,486)	(40,800)	—
Depreciation and amortization*	204,289	98,497	102,418	3,374
Adjusted EBITDAP	$241,640	$205,352	$100,432	$(64,144)

	Fiscal year ended March 31, 2019
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(274,679)	$201,094	$(152,407)	$(323,366)
Loss on sale of assets and businesses	235,301	—	—	235,301
Adoption of ASU 2017-07	87,241	—	87,241	—
Amortization of acquired contract liabilities	(67,314)	(34,121)	(33,193)	—
Depreciation and amortization	149,904	35,373	111,431	3,100
Adjusted EBITDAP	$130,453	$202,346	$13,072	$(84,965)

*	Includes impairment charges related to intangible assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2021, compared with fiscal year ended March 31, 2020

	Year Ended March 31,
	2021	2020
	(in thousands)
Net sales	$1,869,719	$2,900,117
Segment operating (loss) income	$(154,185)	$183,205
Corporate expense	(171,966)	(125,298)
Total operating (loss) income	(326,151)	57,907
Interest expense and other	171,397	122,129
Non-service defined benefit income	(49,519)	(40,587)
Income tax expense	2,881	5,798
Net loss	$(450,910)	$(29,433)

Net Sales

Net sales decreased by $1.03 billion, or 35.5%, to $1.87 billion for the fiscal year ended March 31, 2021, from $2.90 billion for the fiscal year ended March 31, 2020. Organic sales adjusted for inter-segment sales decreased $782.3 million, or 29.9%, with additional declines from the Nashville and G650 divestitures of $248.1 million. Organic sales decreased primarily due to the impacts of the COVID-19 pandemic, including temporarily idle facilities and certain production rate decreases primarily on commercial programs, planned reductions on sunsetting programs (i.e., 747-8, G280, G550), and the transitioned workscope on the E-2 Jet program.  These declines were partially offset by increases in military platforms.  Net sales for the year ended March 31, 2021, included $43.8 million in total nonrecurring revenues, as compared with $41.5 million for the year ended March 31, 2020.

Cost of Sales and Gross Margin

Cost of sales decreased by $831.1 million, or 36.0%, to $1.48 billion for the fiscal year ended March 31, 2021, from $2.31 billion for the fiscal year ended March 31, 2020. Organic cost of sales adjusted for inter-segment sales decreased $588.8 million, or 29.0%, with additional declines from the Nashville and G650 divestitures of $242.3 million. Organic cost of sales decreased primarily due to the lower volumes described above within our discussion of net sales and a $10.0 million partial reversal of prior loss reserves. These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.

Organic gross margin for the fiscal year ended March 31, 2021, was 21.1% compared with 22.1% for the fiscal year ended March 31, 2020. The gross margin for the fiscal year ended March 31, 2021, decreased primarily as a result of the impairment of rotable asset inventory as cost-reduction actions and certain favorable customer settlements offset absorption related increases.  Gross margin for the year ended March 31, 2021, included net favorable cumulative catch-up adjustments on long-term contracts of $12.3 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $55.2 million and gross unfavorable adjustments of $42.8 million. Gross margins for the year ended March 31, 2020, included net unfavorable cumulative catch-up adjustments of $22.8 million.

Segment Operating Income

Segment operating income decreased by $337.4 million, or 184.2%, to an operating loss of $154.2 million for the fiscal year ended March 31, 2021, from segment operating income of $183.2 million for the fiscal year ended March 31, 2020. Organic segment operating income decreased by $338.9 million, or 187.9%, primarily due to long-lived asset impairment charges of $252.4 million partially offset by the prior year goodwill impairment of $66.1 million, the decreased volumes and impairment of rotable asset inventory discussed above within our discussion of net sales and cost of sales, increased restructuring costs of $20.4 million. These increases were partially offset by decreases in administrative compensation cost of $20.5 million, travel costs of $6.9 million, decreased research and development costs of $4.9 million, the reduction in the forward loss reserve of a commercial widebody program described above within our discussion of cost of sales, and intangible asset amortization expense of $26.7 million, the latter being the result of the reduction in the carrying value of the long-lived assets impaired in the first fiscal quarter impairment as disclosed in Note 2. Additionally, the Nashville and G650 divestitures contributed approximately $4.3 million of operating income in the year ended March 31, 2021, which is consistent with the operating income contributed in the year ended March 31, 2020.

Corporate Expense

Corporate operations incurred expenses of $172.0 million for the fiscal year ended March 31, 2021, as compared with $125.3 million for the fiscal year ended March 31, 2020. The corporate expenses increased because of increased loss on sale of assets and businesses of $37.7 million, increased restructuring costs of $7.5 million, and a $9.3 million gain on legal judgment in the prior fiscal year. These increases were partially offset by decreased subscription costs of $3.3 million and travel costs of $2.6 million.

Interest Expense and Other

Interest expense and other increased by $49.3 million, or 40.3%, to $171.4 million for the fiscal year ended March 31, 2021, compared with $122.1 million for the fiscal year ended March 31, 2020, due to the write-off of approximately $15.6 million of deferred financing fees associated with the extinguishment of our revolving credit facility and partial extinguishment of our 5.25% Senior Notes due June 1, 2022 (the “2022 Notes”), as well as higher interest rates and relative debt levels and a $6.2 million increase from the net unfavorable change in foreign currency exchange rate losses.

Non-service Defined Benefit Income

Non-service defined benefit income increased by $8.9 million, or 22.0%, to $49.5 million for the fiscal year ended March 31, 2021, compared with $40.6 million for the fiscal year ended March 31, 2020. The increase was primarily due to prior year expenses from pension settlements, special termination benefits, and curtailment losses of $64.6 million partially offset by a prior year gain from curtailment of other post-employment benefits of $49.5 million, partially offset by changes in actuarial assumptions and experience which reduced income for the year ended March 31, 2021, by $6.3 million.

Income Taxes

The income tax expense was $2.9 million for the fiscal year ended March 31, 2021, reflecting an effective tax rate of (0.7)%.  During the fiscal year ended March 31, 2021, we adjusted the valuation allowance against the consolidated net deferred tax asset by $73.9 million primarily due to an increase in the net operating loss and changes to temporary differences related to interest disallowance, long-lived intangible asset impairment, and pension and other postretirement benefit plans. As of March 31, 2021, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

Fiscal year ended March 31, 2020, compared with fiscal year ended March 31, 2019

	Year Ended March 31,
	2020	2019
	(in thousands)
Net sales	$2,900,117	$3,364,930
Segment operating income	$183,205	$48,687
Corporate expenses	(125,298)	(323,366)
Total operating income (loss)	57,907	(274,679)
Interest expense and other	122,129	114,619
Non-service defined benefit income	(40,587)	(56,726)
Income tax expense (benefit)	5,798	(5,426)
Net loss	$(29,433)	$(327,146)

Net Sales

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

Cost of Sales and Gross Margin

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

Corporate Expense

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

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $16.1 million, or 28.5%, to $40.6 million for the fiscal year ended March 31, 2020, compared with $56.7 million for the fiscal year ended March 31, 2019.  The decrease was primarily due to additional expense in the current year from pension settlements, special termination benefits, and curtailment losses of $64.6 million partially offset by a gain from curtailment of other post-employment benefits of $49.5 million, as well as changes in actuarial assumptions and experience which reduced income for fiscal year 2020 by $4.1 million.

Income Taxes

The income tax expense was $5.8 million for the fiscal year ended March 31, 2020, reflecting an effective tax rate of (24.5)%.  During the fiscal year ended March 31, 2020, we adjusted the valuation allowance against the consolidated net deferred tax asset by $36.9 million primarily due to an increase in the net operating loss and changes to temporary differences related to pension and other postretirement benefit plans.  As of March 31, 2020, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

Business Segment Performance

We report our financial performance based on the following two reportable segments: Systems & Support and Aerospace Structures. Our Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of our segments and allocate resources.

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

	Year Ended March 31,
	2021	2020	2019
Systems & Support
Commercial aerospace	22.0%	26.5%	22.6%
Military	29.5	15.0	12.2
Business Jets	2.0	2.3	1.9
Regional	1.3	1.5	1.4
Non-aviation	1.7	1.3	0.8
Total Systems & Support net sales	56.5%	46.6%	38.9%
Aerospace Structures
Commercial aerospace	25.8%	30.3%	30.4%
Military	7.4	4.0	7.1
Business Jets	9.7	16.0	21.7
Regional	0.6	3.1	1.1
Non-aviation	0.0	0.0	0.8
Total Aerospace Structures net sales	43.5%	53.4%	61.1%
Total Consolidated net sales	100.0%	100.0%	100.0%

The impacts of the COVID-19 pandemic and resulting production rate decreases primarily on commercial programs led to a reduction in the proportion of our sales mix arising from the commercial aerospace end market in both of our segments.  The current year transfer of the assets and certain liabilities associated with our Gulfstream G650 wing supply chain activities and the fiscal 2020 divestitures led to reductions in our sales mix arising from the business jets end market and also contributed to the reductions in commercial aerospace within Aerospace Structures. Additionally, both Systems & Support and Aerospace Structures experienced increases in military end market sales primarily from volume on military rotorcraft.

Business Segment Performance—Fiscal year ended March 31, 2021, compared with fiscal year ended March 31, 2020

	Year Ended March 31,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$1,060,001	$1,357,564	(21.9)%	56.7%	46.8%
Aerospace Structures	814,371	1,555,887	(47.7)%	43.6%	53.7%
Elimination of inter-segment sales	(4,653)	(13,334)	65.1%	(0.3)%	(0.5)%
Total net sales	$1,869,719	$2,900,117	(35.5)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$113,517	$141,341	(19.7)%	10.7%	10.4%
Aerospace Structures	(267,702)	41,864	(739.5)%	(32.9)%	2.7%
Corporate	(171,966)	(125,298)	(37.3)%	n/a	n/a
Total segment operating (loss) income	$(326,151)	$57,907	(663.2)%	(17.4)%	2.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$155,693	$205,352	(24.2)%	14.9%	15.5%
Aerospace Structures	17,504	100,432	(82.6)%	2.2%	6.6%
Corporate	(63,805)	(64,144)	0.5%	n/a	n/a
	$109,392	$241,640	(54.7)%	6.0%	8.6%

Systems & Support:

Net Sales

Systems & Support net sales decreased by $297.6 million, or 21.9%, to $1.06 billion for the fiscal year ended March 31, 2021, from $1.36 billion for the fiscal year ended March 31, 2020. Sales decreased primarily due the impact of the COVID-19 pandemic and decreased sales volumes on commercial narrowbody and widebody programs, partially offset by increases in military platforms.

Cost of Sales and Gross Margin

Systems & Support cost of sales decreased by $178.6 million, or 18.6%, to $781.9 million for the fiscal year ended March 31, 2021, from $960.5 million for the fiscal year ended March 31, 2020. Gross margin for the fiscal year ended March 31, 2021, was 26.2% compared with 29.3% for the fiscal year ended March 31, 2020. Cost of sales decreased due to the sales decrease noted above as well as sales mix and the results of our restructuring and cost-reduction activities as well as a $10.0 million partial reversal of prior loss reserves.  These decreases were partially offset by an approximately $23.7 million impairment loss recognized in cost of sales on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.  Gross margin decreased primarily as a result of the changes in sales mix and the impairment of rotable inventory, as cost-reduction actions offset absorption related increases.

Operating Income and Adjusted EBITDAP

Systems & Support operating income decreased by $27.8 million, or 19.7%, to $113.5 million for the fiscal year ended March 31, 2021, from $141.3 million for the fiscal year ended March 31, 2020. Operating income decreased primarily due to the decreased sales and factors affecting cost of sales noted above, partially offset by reductions in administrative compensation cost of $9.4 million and restructuring costs of $11.8 million as well the goodwill impairment recognized in the year ended March 31, 2020, of $66.1 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income, with the exception of the current year rotable inventory asset impairment and the prior year goodwill impairment, which are excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income as a percentage of segment sales increased to 10.7% for the fiscal year ended March 31, 2021, as compared with 10.4% for the fiscal year ended March 31, 2020, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin to 14.9% from 15.5% year over year, with the exception of the current year rotable inventory asset impairment and the prior year goodwill impairment, which are excluded from Adjusted EBITDAP.

Aerospace Structures:

Net Sales

Aerospace Structures net sales decreased by $741.5 million, or 47.7%, to $814.4 million for the fiscal year ended March 31, 2021, from $1.56 billion for the fiscal year ended March 31, 2020.  Organic net sales decreased by $493.5 million, with additional declines from the Nashville and G650 divestitures of $248.1 million.  Organic net sales decreased due to the planned reductions on sunsetting programs (i.e., 747-8, G280, G550), the transitioned workscope on the E-2 Jets and G650 programs, as well as the impacts of the COVID-19 pandemic, including temporarily idle facilities and certain production rate decreases primarily on commercial programs. Net sales for the year ended March 31, 2021, included $43.8 million in total nonrecurring revenues, as compared with $36.5 million for the year ended March 31, 2020.

Cost of Sales and Gross Margin

Aerospace Structures cost of sales decreased by $661.2 million, or 48.6%, to $699.0 million for the fiscal year ended March 31, 2021, from $1.36 billion for the fiscal year ended March 31, 2020. Organic cost of sales decreased by $418.9 million, with an additional reduction in cost of sales from the Nashville and G650 divestitures of $242.3 million.  Organic gross margin for the fiscal year ended March 31, 2021, was 14.1% compared with 14.5% for the fiscal year ended March 31, 2020.  The decrease in organic cost of sales is due to decrease in sales noted above. Organic gross margin decreased primarily as a result of increased product costs due to the lower sales volumes partially offset by the results of our restructuring and cost reduction activities and certain favorable customer settlements. The gross margin included net favorable cumulative catch-up adjustments of $11.5 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $54.4 million and gross unfavorable adjustments of $42.8 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2020, was $22.9 million.

Operating Income and Adjusted EBITDAP

Aerospace Structures operating income decreased by $309.6 million, or 739.5%, to an operating loss of $267.7 million for the fiscal year ended March 31, 2021, from operating income of $41.9 million for the fiscal year ended March 31, 2020. Organic operating income decreased by $311.1 million, or 795.9%.  The Nashville and G650 divestitures contributed approximately $4.3 million of operating income in the year ended March 31, 2021, which is consistent with the operating income contributed in the year ended March 31, 2020.  The decreased organic operating income for the fiscal year ended March 31, 2021, was primarily the result of the decreases noted above as well as the $252.4 million long-lived asset impairment described above and an increase in restructuring costs of $32.2 million partially offset by decreased administrative compensation cost of $11.1 million and intangible asset amortization expense of $26.7 million, the latter being the result of the reduction in the carrying value of the long-lived assets impaired in the first quarter impairment as disclosed in Note 2. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income, except for the long-lived asset impairment charges, which are excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Aerospace Structures operating loss as a percentage of segment sales decreased to (32.9)% for the fiscal year ended March 31, 2021, as compared with 2.7% for the fiscal year ended March 31, 2020, due to the decrease in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin to 2.2% from 6.6% year over year.

Business Segment Performance—Fiscal year ended March 31, 2020, compared with fiscal year ended March 31, 2019

	Year Ended March 31,		% Change	% of Total Sales
	2020	2019		2020	2019
	(in thousands)
NET SALES
Systems & Support	$1,357,564	$1,325,011	2.5%	46.8%	39.4%
Aerospace Structures	1,555,887	2,062,404	(24.6)%	53.7%	61.3%
Elimination of inter-segment sales	(13,334)	(22,485)	40.7%	(0.5)%	(0.7)%
Total net sales	$2,900,117	$3,364,930	(13.8)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$141,341	$201,094	(29.7)%	10.4%	15.2%
Aerospace Structures	41,864	(152,407)	127.5%	2.7%	(7.4)%
Corporate	(125,298)	(323,366)	61.3%	n/a	n/a
Total segment operating income (loss)	$57,907	$(274,679)	121.1%	2.0%	(8.2)%

	Year Ended March 31,		% Change	% of Segment Sales
	2020	2019		2020	2019
	(in thousands)
Adjusted EBITDAP
Systems & Support	$205,352	$202,346	1.5%	15.5%	15.7%
Aerospace Structures	100,432	13,072	668.3%	6.6%	0.6%
Corporate	(64,144)	(84,965)	24.5%	n/a	n/a
	$241,640	$130,453	85.2%	8.6%	4.0%

Systems & Support:

Net Sales

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

Cost of Sales and Gross Margin

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

Operating Income and Adjusted EBITDAP

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

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income as a percentage of segment sales decreased to 10.4% for the fiscal year ended March 31, 2020, as compared with 15.2% for the fiscal year ended March 31, 2019, due to the factors described above. These same factors contributed to the decrease in Adjusted EBITDAP margin year over year.

Aerospace Structures:

Net Sales

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

Cost of Sales and Gross Margin

Aerospace Structures cost of sales decreased by $637.2 million, or 31.9%, to $1.36 billion for the fiscal year ended March 31, 2020, from $2.00 billion for the fiscal year ended March 31, 2019. Organic cost of sales decreased by $16.0 million, with an additional reduction in cost of sales of $621.3 million from the fiscal 2019 and fiscal 2020 divestitures within Aerospace Structures.  Organic gross margin for the fiscal year ended March 31, 2020, was 13.0% compared with 7.7% for the fiscal year ended March 31, 2019.  The decrease in organic cost of sales is due to the nonrecurring forward loss provisions from the adoption of ASU 2017-07 in the year ended March 31, 2019, of $87.2 million and a reduction in unfavorable cumulative catch-up adjustments of $45.8 million partially offset by increases related to the increased net sales above.  The gross margin included net unfavorable cumulative catch-up adjustments of $22.9 million due in large part to the estimated effects of the COVID-19 pandemic. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $43.3 million and gross unfavorable adjustments of $66.2 million. The net unfavorable cumulative catch-up adjustment for the fiscal year ended March 31, 2019, was $68.7 million.

Operating Income and Adjusted EBITDAP

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

Operating Margin and Adjusted EBITDAP Margin

Aerospace Structures operating income as a percentage of segment sales increased to 2.7% for the fiscal year ended March 31, 2020, as compared with (7.4)% for the fiscal year ended March 31, 2019, due to the increase in operating income as noted above. These same factors as noted above for the Adjusted EBITDAP contributed to the increased Adjusted EBITDAP margin year over year.

Liquidity and Capital Resources

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. For the fiscal year ended March 31, 2021, we had a net cash outflow of $173.1 million from operating activities, a decrease of $269.8 million, compared with a net cash inflow of $96.7 million for the fiscal year ended March 31, 2020. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers, as we were unable to reduce volumes of our material purchases at the same rates that our sales declined from the impacts of the COVID-19 pandemic.  Cash flows included steady inventory levels and significantly lower accounts payable.  Additionally, of the approximately $51.0 million in cash proceeds from the transfer of the assets and certain liabilities associated with the G650 wing supply chain activities, approximately $50.0 million of the cash proceeds were allocated to the settlement of existing relationships derived from operations and therefore are classified within operating cash flows.  The remaining approximately $1.0 million of the cash proceeds were allocated to the productive assets transferred as part of the transaction and are classified within investing cash flows.  Cash flows from operations began to recover in the second half of the fiscal year.  Cash flows from operations also included approximately $40.0 million in the liquidation of prior period customer advances against current period deliveries.  Interest payments were approximately $116.5 million for the year ended March 31, 2021, as compared with $99.4 million for the year ended March 31, 2020.  The increase in interest payments was the result of higher interest rates and relative debt levels as a result of the financing activities described below.

In March 2020, in response to anticipated headwinds resulting from the impact of the COVID-19 pandemic on the aerospace industry, including the impact on global air travel, we implemented certain cost reduction actions to improve our financial health, align capacity with expected demand, and ensure our long-term competitiveness.  This included the reduction of overhead and indirect staff and temporary workers and the selective implementation of furloughs across our business to reduce costs while delivering on customer commitments. Through these initiatives, combined with reductions in travel, corporate events, and other expenses, we achieved our cost reduction goals in fiscal year 2021.  We also completed certain previously announced consolidation and shutdown initiatives with sunsetting programs within Aerospace Structures that resulted in cash outflows of approximately $20.0 million.

Cash flows provided by investing activities for the fiscal year ended March 31, 2021, decreased $16.7 million from the fiscal year ended March 31, 2020, to cash used in investing activities of $9.3 million compared with cash provided by investing activities of $7.4 million. Cash flows provided by investing activities for the fiscal year ended March 31, 2021, included cash from the sale of assets and businesses of $15.9 million offset by capital expenditures of $25.2 million. Cash flows used in investing activities for the fiscal year ended March 31, 2020, included cash from the fiscal 2020 divestitures of $47.2 million offset by capital expenditures of $39.8 million.  We currently expect capital expenditures in fiscal 2022 to be in the range of $30.0 million, of which approximately $22.0 million pertains to our core Systems & Support operating segment.  The majority of our fiscal 2022 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Cash flows provided by financing activities for the fiscal year ended March 31, 2021, were $277.2 million, compared with cash flows provided by financing activities for the fiscal year ended March 31, 2020, of $293.7 million. In March, we drew on our Credit Facility (as defined below), bringing the outstanding balance as of March 31, 2020, to $400.0 million.  This was done as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility, in light of the current volatility in the global markets resulting from the COVID-19 pandemic.  In the year ended March 31, 2021, the following significant financing cash flow events occurred:

•	We issued $700.0 million of 8.875% Senior Secured First Lien Notes due 2024 (the “First Lien Notes”).
•	Using a portion of the proceeds from issuance of the First Lien Notes, we terminated the Revolving Credit Facility and fully repaid the $400.0 million borrowed thereunder.
•	We fully repaid the $75.0 million borrowed as of March 31, 2020, under our Receivables Securitization Facility.
•	We extinguished approximately $63.5 million of the outstanding balance under the 2022 Notes
•	We sold 9.2 million shares of common stock for net cash proceeds of approximately $145.4 million
•	As part of these transactions, we paid approximately $20.7 million in deferred financing costs.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases.  As of March 31, 2021, we had $589.9 million of cash on hand and $34.2 million was available under our receivable securitization facility (the “Securitization Facility”) (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $27.8 million in outstanding letters of credit.

We have taken a number of actions to improve liquidity. In March 2020, we suspended the declaration and/or payment of dividends until further notice. We have furloughed certain employees and announced reductions in force which were largely implemented in the first and fourth quarters of fiscal 2021. We have reduced discretionary spending as well as reduced or deferred research and development and capital expenditures. We are also working with our customers and supply chain to accelerate receipts and conserve cash. We have also deferred certain employer payroll tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. In September 2020, we submitted an application to the IRS requesting a change in the plan year for our U.S. pension plan.  The change was designed to minimize the funding impact of the temporary market trough caused by the COVID-19 pandemic.  The IRS approved our application.  As a result, our projected required pension contributions for the next three fiscal years were reduced by approximately $50.0 million.  In addition, the pension funding relief provisions of the American Rescue Plan Act (“ARPA”) further reduced our projected pension funding requirements by approximately an additional $200.0 million over the next six fiscal years. We expect to take advantage of additional programs if passed by the federal government.

As disclosed above, subsequent to March 31, 2021, we completed the sale of our manufacturing operations in Milledgeville, Georgia, Rayong, Thailand, and Red Oak, Texas, receiving net proceeds of approximately $155.0 million.  We intend to use approximately $120.0 million of the net proceeds to redeem approximately $113.0 million aggregate principal amount of the First Lien Notes at a redemption price of 106.656%, plus accrued and unpaid interest. The redemption is required by the terms of the First Lien Notes, and following the redemption, approximately $587.0 million aggregate principal amount of First Lien Notes will remain outstanding. The divestiture transactions will significantly reduce our cash receipts from customers as well as our contractual obligations as disclosed below, including reducing the risk of incurring cash flow losses on long-term fixed price contracts.  We also expect that in the first quarter of fiscal 2022 we will use available cash to redeem all $236.5 million aggregate principal outstanding amount of our 2022 Notes at a redemption price of 100.000%, plus accrued and unpaid interest.  Subsequent to this redemption, we will have no material outstanding indebtedness maturing before 2024.

While we currently expect fiscal 2022 operations to result in net cash outflows due to liquidation of prior customer advances, losses on exit costs on our 747-8 program and customer settlement; we believe, based on an assessment of our current cash as presented on the accompanying consolidated balance sheet as of March 31, 2021, as well as current market conditions, that cash flows from operations and borrowings under our receivable securitization facility (the “Securitization Facility”) will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months.  We also believe, based on our current cash, our fiscal 2022 operating cash flow expectations, the expected recovery of cash flows from operations subsequent to fiscal 2022, the successful capital market transactions occurring during the year ended March 31, 2021, and the repayment of the 2022 Notes, that we have the ability to generate and obtain adequate amounts of cash to meet anticipated cash requirements for the foreseeable future. We are evaluating additional funding options from the U.S. government via the U.S. Treasury and various Federal Reserve programs. We are also considering various divestiture opportunities that should provide liquidity as well as opportunities to access credit and capital markets.  There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all. We may also seek transactions to extend the maturity of our indebtedness, reduce leverage, or decrease interest expense. Such transactions could include one or more repurchases or exchanges of our outstanding indebtedness. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

On August 17, 2020, we completed a series of refinancing transactions that are described below:

•

We issued $700.0 million principal amount of the First Lien Notes pursuant to an indenture among us, the Guarantor Subsidiaries (as defined below) and U.S. Bank National Association, as trustee (the “First Lien Notes Indenture”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%.

•

We repaid the loans and other amounts outstanding under our revolving credit facility (the “Revolving Credit Facility”), which was governed by the Third Amended and Restated Credit Agreement, dated as of November 19, 2013 (as amended, the “Revolving Credit Agreement”) and terminated all commitment thereunder.  The payment of $335.2 million was made using a portion of the proceeds from the issuance of the First Lien Notes.  We initially cash collateralized the letters of credit issued under the Revolving Credit Agreement but now have the ability to issue letters of credit under the Securitization Facility.

•

We entered into amendments to the Securitization Facility.  The August amendments removed the covenants that required us to maintain certain financial ratios.  As of March 31, 2021, the maximum amount available under the Receivables Securitization Facility was $75.0 million, and we have the ability to reduce the facility amount to not less than $50.0 million.  The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivables as well as the amount of letters of credit outstanding. At March 31, 2021, there was $0.0 million outstanding under our Securitization Facility. Interest rates on the Securitization Facility are based on prevailing market rates for short-term commercial paper, plus a program fee and a commitment fee.

On September 29, 2020, we entered into additional amendments to the Securitization Facility.  The September amendments provide us with enhanced liquidity options by establishing a letter of credit facility under the Securitization Facility which effectively replaces a similar limited letter of credit facility under the Revolving Credit Facility. Pursuant to the letter of credit facility, we may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

The 2022 Notes and the 7.750% Senior Notes due August 15, 2025 (the “2025 Notes”) (collectively, the "Senior Notes") are our senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The Senior Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries.

Pursuant to the documentation governing the Senior Notes, we may redeem some or all of our Senior Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the applicable Senior Notes and, in certain cases, subject to significant prepayment premiums. We are obligated to offer to repurchase the Senior Notes at specified prices as a result of certain change-of-control events and a sale of all or substantially all of our assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.

The indentures governing the Senior Notes, as well as Securitization Facility, contain covenants and restrictions that, among other things, limit our ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on our assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the Senior Notes); and (viii) enter into transactions with affiliates. We are currently in compliance with all covenants under our debt documents and expect to remain in compliance for the foreseeable future.

For further information on our long-term debt, see Note 10.

The 2022 Notes and 2025 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2022 Notes and 2025 Notes are guaranteed on a full, joint and several basis by each of our existing and future domestic restricted subsidiaries that is a borrower under any of our credit facilities or that guarantees any of our debt or that of any of our restricted subsidiaries, in each case incurred under any of our credit facilities.

Our only consolidated subsidiaries that are not guarantors of the First Lien Notes, 2022 Notes, the 2024 Notes and the 2025 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries.

The First Lien Notes, the 6.250% Senior Secured Notes due September 15, 2024 (the “2024 Notes”),and the guarantees are secured, subject to permitted liens, by second-priority liens on all of our assets and our subsidiary guarantors (the “Collateral”) that secure all of the indebtedness under certain hedging and cash management obligations. The First Lien Notes and the 2024 Notes and the guarantees are not secured by the assets of Non-Guarantor Subsidiaries. Some of our assets are excluded from the Collateral, including our real property assets.

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

Parent and Guarantor Summarized Financial Information	March 31,
Summarized Balance Sheet	2021
in thousands
Assets
Due from non-guarantor subsidiaries	$441
Current assets	1,232,055
Noncurrent assets	748,480
Noncurrent receivable from non-guarantor subsidiaries	107,059

Liabilities
Due to non-guarantor subisidiaries	14,556
Current liabilities	664,260
Noncurrent liabilities	2,556,915

Year Ended
Summarized Statement of Operations	March 31, 2021
in thousands
Net sales to non-guarantor subsidiaries	$6,301
Net sales to unrelated parties	1,745,186
Gross profit	364,607
Loss from continuing operations before income taxes	(439,735)
Net loss	(442,132)

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

Cash flows provided by investing activities for the fiscal year ended March 31, 2020, decreased $193.2 million from the fiscal year ended March 31, 2019. Cash flows provided by investing activities for the fiscal year ended March 31, 2020, included cash from the fiscal 2020 sales of assets and businesses of $47.2 million offset by capital expenditures of $39.8 million. Cash flows used in investing activities for the fiscal year ended March 31, 2019, included cash from the fiscal 2019 divestitures of $247.6 million, offset by capital expenditures of $47.1 million.

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,982,321	$5,972	$242,673	$1,727,145	$6,531
Debt interest(1)	497,172	146,375	269,335	79,649	1,813
Operating leases	69,501	15,752	17,618	12,219	23,912
Purchase obligations	882,858	631,609	216,337	34,411	501
Total	3,431,852	799,708	745,963	1,853,424	32,757

(1)	Includes fixed-rate interest only.

The above table includes approximately $207.7 million of total contractual obligations pertaining to the manufacturing operations located in Milledgeville, Georgia, Rayong, Thailand, and Red Oak, Texas, that, subsequent to the closing of these transactions in May, are no longer contractual obligations of the Company.  Of the $207.7 million total contractual obligations, approximately $183.1 million represented purchase obligations, of which approximately 78% were expected to be paid in less than one year.  The majority of the remaining $24.6 million contractual obligations associated with these divestitures pertained to operating leases.  The above table excludes unrecognized tax benefits of $11.8 million as of March 31, 2021, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2021, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

	Pension Benefits	Other Postretirement Benefits
	(in thousands)
Projected benefit obligation at March 31, 2021	$2,230,248	$4,924
Plan assets at March 31, 2021	1,853,963	—
Projected contributions by fiscal year
2022	1,597	3,375
2023	1,284	169
2024	1,273	161
2025	1,264	153
2026	1,242	143
Total 2022 - 2026	$6,660	$4,001

Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those accounting policies that can have a significant impact on the presentation of our financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing our consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, refer to Note 2 to the accompanying consolidated financial statements.

Revenue Recognition and Contract Balances

Our accounting policy regarding revenue recognition is disclosed in Note 2 to the consolidated financial statements.  As described in Note 2, for certain contracts and performance obligations, we are required to exercise judgment when developing assumptions regarding expected total costs to fulfill performance obligations, variable consideration, and the standalone selling price of a performance obligation.  These assumptions are most significant within the Aerospace Structures business segment because the size and long-term nature of our contracts with customers.  Specifically, assumptions regarding the total costs require significant judgment with regard to materials, labor, and overhead costs that are affected by our ability to achieve technical requirements and schedule requirements, as well as our estimation of internal and subcontractor performance projections, anticipated volume, asset utilization, labor agreements, and inflation trends.  We continually review and update our assumptions based on market trends and program performance. When we satisfy a performance obligation and recognize revenue over time, material changes in assumptions may result in positive or negative cumulative catch-up adjustments related to revenues previously recognized or, in some cases, forward loss contract reserves.

Goodwill and Intangible Assets

Refer to Note 2 and Note 7 for details on our goodwill and intangible asset accounting policies.  As disclosed in Note 7, as of March 31, 2021, Aerospace Structures had goodwill of $871.4 million which was fully impaired during fiscal year 2018.  The goodwill of one of the reporting units within Systems & Support had goodwill of $66.1 million which was fully impaired during fiscal year 2020.  No reporting units have goodwill with a material carrying value that is at risk of impairment as of March 31, 2021.

We review identified intangible assets with definite lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss has occurred requires the use of our internal forecast to estimate future cash flows and the useful life over which these cash flows will occur.  As disclosed in Note 2, in May 2020, we concluded that the planned divestitures of our composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand, represented a significant change in the manner in which the related asset group was expected to be used and that the asset group therefore needed to be tested for recoverability and impairment.  We applied a discount rate of 15.0% to the estimated future excess earnings and cash flows of the asset group in order to estimate the fair value of the asset group as of the measurement date and recognized a total noncash impairment charge of $252.4 million, primarily allocated to definite-lived intangible assets.

Postretirement Plans

Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, Canada, and the United Kingdom, which we sponsor. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. The most significant of these assumptions are the discount rates and the long-term expected rates of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized for each plan to the extent required over the estimated future life expectancy of plan participants.

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

Expected Return on Plan Assets

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term expected annual rate of return on assets was estimated at 7.94% for fiscal years 2021 and 2020.

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

Sensitivity Analysis

Pension Expense

A 25 basis point change in each of the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension income for the next 12 months:

	(Decrease)/Increase in Pension Income
	25 Basis Point Increase	25 Basis Point Decrease
	(In thousands)
Expected long-term rate of return on plan assets	$(4,218)	$4,218
Discount rate	$(586)	$707

Projected Benefit Obligation

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. Refer to Note 12 for a quantitative sensitivity analysis for the PBO.

Income Tax

We follow ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. As of March 31, 2021, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the reduction is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.

Recently Issued Accounting Pronouncements

Refer to Note 2 for disclosure of the effects of recently issued accounting guidance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Inflation Risk

Some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, and substantial increases in prices, whether due to significant inflationary pressures or other market factors, could increase our operating costs, which, as a result of our fixed-price contracts, we may not be able to recoup through increases in the prices of our products. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all material commodities.

Any failure by our suppliers to provide acceptable raw materials, components, kits or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas, and we strive to minimize the effects of inflation through cost containment, productivity improvements, and, where possible, price increases.  We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date..

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

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2021, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have material impact on our unrealized gains. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Interest Rate Risk

Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations and expansion. In addition, an increase in interest rates would adversely affect our ability to pay dividends on our common stock, if permitted to do so under certain of our debt arrangements, including the Amended Credit Agreement. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2021, approximately 100% of our debt was fixed-rate debt. Our financing policy states that we generally maintain between 50% and 75% of our debt as fixed-rate debt on a fully leveraged basis. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of the notes to the accompanying consolidated financial statements.

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2021. Variable interest rates disclosed fluctuate with the LIBOR, federal funds rates, and other weekly rates and represent the weighted average rate at March 31, 2021.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$5,972	$239,883	$2,790	$1,226,364	$500,781	$6,531	$1,982,321
Weighted average interest rate (%)	7.40%	7.32%	7.70%	5.77%	5.88%	7.33%
Variable rate cash flows (in thousands)	$—	$—	$—	$—	$—	$—
Weighted average interest rate (%)	—%	—%	—%	—%	—%	—%

There are no other significant market risk exposures.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2021, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of calculating the expected return on the fixed income assets held within the plan assets of its qualified U.S. defined benefit plan during the year ended March 31, 2021.

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

Revenue Recognition for Performance Obligations Satisfied Over Time

Description of the Matter

As described in Notes 2 and 4 of the consolidated financial statements, the Company’s Aerospace Structures reportable segment recognizes revenue for performance obligations that are satisfied over time using an input method with revenue recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation (“estimate-at-completion”). This method of revenue recognition requires management to continuously update estimate-at-completion costs, changes to which affect the amount of profit and loss recognized each period. During fiscal year 2021, approximately $747 million of the revenue for Aerospace Structures represent revenues from performance obligations that have been satisfied over time.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described in Note 12 of the consolidated financial statements, at March 31, 2021 the Company had deferred tax assets for deductible temporary differences and tax attributes of $56 million (net of a $513 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Defined Benefit Pension Obligations

Description of the Matter

At March 31, 2021, the Company’s aggregate defined benefit pension obligation was $2.2 billion and the net periodic benefit income was $38 million.  As described in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension obligations and the related net periodic benefit income required complex auditor judgment and technical expertise due to the highly judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, expected return on plan assets) used in the measurement process.  These assumptions had a significant effect on the projected benefit obligation and the net periodic benefit income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the defined benefit pension obligation calculations, the significant actuarial assumptions described above and the data inputs provided to the Company’s actuarial specialists.

To test the defined benefit pension benefit obligation, and the related net periodic benefit income, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, the underlying data used by management and its actuaries and the appropriateness of management’s judgments in applying the authoritative accounting literature.  We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension from prior year resulting from the change in service cost, interest cost, benefit payments, actuarial gains and losses, participant contributions, special termination benefits and plan amendments. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the actuarial assumptions. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation.  As part of this assessment, we compared the projected defined benefit pension obligation cash flows to prior year amounts and compared the current year benefits paid to the prior year projected cash flows.  To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists.  Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments.

We have served as the Company’s auditor since 1993.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 20, 2021

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$589,882	$485,463
Trade and other receivables, less allowance for credit losses of $8,095 and $4,293	194,066	359,487
Contract assets	134,638	244,417
Inventory, net	400,366	452,976
Prepaid expenses and other current assets	19,206	19,289
Assets held for sale	216,276	—
Total current assets	$1,554,434	1,561,632
Property and equipment, net	211,369	418,141
Goodwill	521,638	513,527
Intangible assets, net	102,453	381,968
Other, net	61,041	105,065
Total assets	$2,450,935	$2,980,333
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$5,247	$7,336
Accounts payable	179,473	457,694
Contract liabilities	204,379	295,320
Accrued expenses	271,160	227,403
Liabilities related to assets held for sale	58,108	—
Total current liabilities	$718,367	987,753
Long-term debt, less current portion	1,952,296	1,800,171
Accrued pension and other postretirement benefits	384,256	660,065
Deferred income taxes	7,491	7,439
Other noncurrent liabilities	207,378	306,169
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,488,674 and 52,460,920 shares issued; 64,185,001 and 51,858,089 shares outstanding	64	52
Capital in excess of par value	978,272	804,830
Treasury stock, at cost, 303,673 and 602,831 shares	(12,606)	(36,217)
Accumulated other comprehensive loss	(530,192)	(746,448)
Accumulated deficit	(1,254,391)	(803,481)
Total stockholders' deficit	(818,853)	(781,264)
Total liabilities and stockholders' deficit	$2,450,935	$2,980,333

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TRIUMPH GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended March 31,
	2021	2020	2019
Net sales	$1,869,719	$2,900,117	$3,364,930
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,476,266	2,307,393	2,924,920
Selling, general and administrative	215,962	257,529	298,386
Depreciation and amortization	93,334	138,168	149,904
Legal judgment gain, net of expenses	—	(9,257)	—
Impairment of long-lived assets	252,382	—	—
Impairment of goodwill	—	66,121	—
Restructuring	53,224	25,340	31,098
Loss on sale of assets and businesses	104,702	56,916	235,301
	2,195,870	2,842,210	3,639,609
Operating (loss) income	(326,151)	57,907	(274,679)
Non-service defined benefit income	(49,519)	(40,587)	(56,726)
Interest expense and other, net	171,397	122,129	114,619
Loss from continuing operations before income taxes	(448,029)	(23,635)	(332,572)
Income tax expense (benefit)	2,881	5,798	(5,426)
Net loss	$(450,910)	$(29,433)	$(327,146)
Loss per share—basic:
Net loss	$(8.55)	$(0.58)	$(6.58)
Weighted average common shares outstanding—basic	52,739	50,494	49,698
Loss per share—diluted:
Net loss	$(8.55)	$(0.58)	$(6.58)
Weighted average common shares outstanding—diluted	52,739	50,494	49,698

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TRIUMPH GROUP, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended March 31,
	2021	2020	2019
Net loss	$(450,910)	$(29,433)	$(327,146)
Other comprehensive income (loss):
Foreign currency translation adjustment	19,884	(13,439)	10,077
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax (expense) benefit
Prior service credit (cost), net of taxes of $0, $0, and $0, respectively	—	94,182	(1,139)
Actuarial gain (loss), net of taxes of $0, $0, and $0, respectively	168,701	(303,017)	(120,161)
Reclassification to net loss - net of expense (benefit)
Amortization of net loss, net of taxes of $0, $0, and $(656), respectively	26,483	49,290	6,314
Recognized prior service credits, net of taxes of $0, $0, and $0, respectively	(4,130)	(54,280)	(8,274)
Total defined benefit pension plans and other postretirement benefits, net of taxes	191,054	(213,825)	(123,260)
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax benefit of $0, $0, and $(228), respectively	5,891	(1,611)	30
Reclassification of loss included in net earnings, net of tax expense of $0, $0, and $228, respectively	(573)	(1,562)	(1,282)
Net unrealized gain (loss) on cash flow hedges, net of tax	5,318	(3,173)	(1,252)
Total other comprehensive income (loss)	216,256	(230,437)	(114,435)
Total comprehensive loss	$(234,654)	$(259,870)	$(441,581)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
March 31, 2018	49,669,848	$51	$851,280	$(179,082)	$(401,576)	$179,861	$450,534
Net loss	—	—	—	—	—	(327,146)	(327,146)
Adoption of ASC 606	—	—	—	—	—	(585,015)	(585,015)
Foreign currency translation adjustment	—	—	—	—	10,077	—	10,077
Pension liability adjustment, net of income taxes of ($288)	—	—	—	—	(123,260)	—	(123,260)
Change in fair value of foreign currency hedges, net of income taxes of $11	—	—	—	—	(1,252)	—	(1,252)
Cash dividends ($0.16 per share)	—	—	—	—	—	(7,971)	(7,971)
Share-based compensation	186,572	—	(1,448)	11,707	—	—	10,259
Repurchase of restricted shares for minimum tax obligation	(42,146)	—	—	(860)	—	—	(860)
Employee stock purchase plan	72,994	—	(3,354)	4,675	—	—	1,321
Other	—	1	21,067	4,406	—	(25,474)	—
March 31, 2019	49,887,268	52	867,545	(159,154)	(516,011)	(765,745)	(573,313)
Net loss	—	—	—	—	—	(29,433)	(29,433)
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(13,439)	—	(13,439)
Pension liability adjustment, net of income taxes of ($656)	—	—	—	—	(213,825)	—	(213,825)
Change in fair value of foreign currency hedges, net of income taxes of $228	—	—	—	—	(3,173)	—	(3,173)
Cash dividends ($0.16 per share)	—	—	—		—	(8,078)	(8,078)
Share-based compensation	264,658	—	(5,508)	16,222	—	—	10,714
Repurchase of restricted shares for minimum tax obligation	(69,601)	—	—	(1,442)	—	—	(1,442)
Employee stock purchase plan	45,061	—	(1,811)	2,761	—	—	950
Contribution of treasury shares to pension plan	1,730,703	—	(55,396)	105,396	—	—	50,000
March 31, 2020	51,858,089	52	804,830	(36,217)	$(746,448)	(803,481)	(781,264)
Net loss	—	—	—	—	—	(450,910)	(450,910)
Foreign currency translation adjustment	—	—	—	—	19,884	—	19,884
Pension liability adjustment, net of income taxes of $0	—	—	—	—	191,054	—	191,054
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	5,318	—	5,318
Share-based compensation	288,350	—	(6,250)	18,695	—	—	12,445
Repurchase of restricted shares for minimum tax obligation	(99,082)	—	—	(1,285)	—	—	(1,285)
Employee stock purchase plan	109,890	—	(5,344)	6,201	—	—	857
Contribution of common stock to pension plan, net of issuance costs	2,849,002	3	39,662	—	—	—	39,665
Issuance of common stock - at the market offering, net of issuance costs	9,178,752	9	145,374	—	—	—	145,383
March 31, 2021	64,185,001	$64	$978,272	$(12,606)	$(530,192)	$(1,254,391)	$(818,853)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended March 31
	2021	2020	2019
Operating Activities
Net loss	$(450,910)	$(29,433)	$(327,146)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	93,334	138,168	149,904
Impairment of long-lived assets and goodwill	252,382	66,121	—
Amortization of acquired contract liability	(38,564)	(75,286)	(67,314)
Loss on sale of assets and businesses	104,702	56,916	235,301
Curtailments and special termination benefits gain, net	—	14,293	4,032
Other amortization included in interest expense	23,759	11,157	8,770
Provision for (recovery of) credit losses	4,853	1,554	(495)
(Benefit) provision for deferred income taxes	(176)	2,823	(7,939)
Share-based compensation	12,701	11,062	10,259
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	126,294	5,001	(89,728)
Contract assets	46,841	50,440	65,191
Inventories	35,412	(48,802)	(15,930)
Prepaid expenses and other current assets	(310)	16,376	(3,144)
Accounts payable, accrued expenses, and contract liabilities	(330,992)	(61,338)	(71,767)
Accrued pension and other postretirement benefits	(51,692)	(66,519)	(74,532)
Other, net	(753)	4,133	10,118
Net cash (used in) provided by operating activities	(173,119)	96,666	(174,420)
Investing Activities
Capital expenditures	(25,178)	(39,834)	(47,099)
Proceeds from sale of assets and businesses	15,888	47,229	247,647
Net cash (used in) provided by investing activities	(9,290)	7,395	200,548
Financing Activities
Net (decrease) increase in revolving credit facility	(400,000)	185,000	102,113
Proceeds from issuance of long-term debt	713,900	585,580	54,600
Retirement of debt and finance lease obligations	(160,035)	(449,650)	(113,425)
Payment of deferred financing costs	(20,716)	(17,718)	(1,982)
Sales of common stock, net of issuance costs	145,383	—	—
Dividends paid	—	(8,078)	(7,971)
Repurchase of restricted shares for minimum tax obligations	(1,285)	(1,442)	(860)
Net cash provided by financing activities	277,247	293,692	32,475
Effect of exchange rate changes on cash	9,581	(5,097)	(1,615)
Net change in cash and cash equivalents	104,419	392,656	56,988
Cash and cash equivalents at beginning of period	485,463	92,807	35,819
Cash and cash equivalents at end of period	$589,882	$485,463	$92,807

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.    BACKGROUND AND BASIS OF PRESENTATION

Triumph Group, Inc. ("Triumph") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace OEMs of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Aerospace Structures.

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

Standards Recently Implemented

Adoption of ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. The Company adopted ASU 2016-13 effective April 1, 2020, and the impact on its consolidated financial statements was not significant.

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

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the annual disclosure requirements for defined benefit pension plans and other postretirement plans.  ASU 2018-14 is effective for annual

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

periods ending after December 15, 2020, with early adoption permitted.  The amendments in this ASU should be applied on a retrospective basis to all periods presented.  The Company adopted ASU 2018-14 effective April 1, 2020, and the adoption did not have a significant impact on its consolidated financial statement disclosures.

Standards Issued Not Yet Implemented

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU modifies ASC 740, Income Taxes to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt and implement this ASU for its fiscal year beginning April 1, 2021. The adoption is not expected to have a material impact on the Company’s financial position or results of operations.

Impact of Change in Accounting Principle

Effective April 1, 2020, the Company changed its method of accounting for the determination of the market-related value of assets (“MRVA”) for a class of assets (fixed income securities) within the qualified U.S. defined benefit plan (the “Plan”) which is used in determining the expected return on asset component of net periodic benefit income.  This class of assets is composed solely of the fixed income securities asset class held in the portfolio for the Plan, which provides a natural hedge (liability-hedging assets) against the changes in the Plan’s liability due to changes in market interest rates. Refer to Note 15 for the Company’s fair value disclosure by asset classification.  The Company’s previous method of accounting was to calculate the MRVA for all the Plan’s assets recognizing investment gains and losses into the MRVA over a five-year period.  The Company has changed its method of accounting and elected to use the fair value of its fixed income assets, which represent approximately 44% of the Plan’s assets as of the effective date of the change in accounting principle, to determine the MRVA. This change in accounting principle is preferable as it results in an expected return on asset component of net periodic benefit income that more accurately reflects the changes in the fair values of the fixed income securities.  No change is being made to the accounting principle for the other classes of pension assets, which represent the remaining 56% of the pension asset portfolio for the Plan.  The gains and losses for these other plan assets will continue to be amortized into the MRVA over a five-year period.

The change in accounting principle requires retrospective application and prospective disclosure.  The Company applied the change effective April 1, 2020, and recorded a cumulative adjustment to equity as of the earliest period presented.  The tables below represent the impact of this change on the consolidated statements of operations (including earnings per share) and the consolidated statements of comprehensive loss for the periods presented below.  The change in accounting principle had no impact on the consolidated statements of cash flows for these periods.

The tables below represent the impact of the change in accounting principle on the consolidated statement of operations and the consolidated statements of comprehensive loss for the year ended March 31, 2021.

	Year Ended March 31, 2021
	As Reported (With Change)	Impact of Change	Without Change
Non-service defined benefit income	$(49,519)	$(6,112)	$(43,407)
Loss before income taxes	(448,029)	6,112	(454,141)
Income tax expense	2,881	-	2,881
Net loss	$(450,910)	$6,112	$(457,022)

Net Loss per share - basic & diluted
Basic	$(8.55)	$0.12	$(8.67)
Diluted	$(8.55)	$0.12	$(8.67)

Defined benefit pension plans and other postretirement benefits:
Total defined benefit pension plans and other postretirement benefits, net of taxes	$191,054	$(6,112)	197,166
Total other comprehensive income	$216,256	$(6,112)	222,368
Comprehensive loss	$(234,654)	$-	(234,654)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The table below represents the impact of the change in accounting principle on the consolidated balance sheet as of March 31, 2021.

Stockholders' deficit:	As Reported (With Change), March 31, 2021	Impact of Change	Without Change, March 31, 2021
Accumulated other comprehensive loss	$(530,192)	$(33,132)	(497,060)
Accumulated deficit	$(1,254,391)	$33,132	(1,287,523)
Total stockholders' deficit	$(818,853)	$-	(818,853)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base. For the years ended March 31, 2021 and 2020, credit loss expense and write-offs were immaterial.

Trade and other receivables, net composed of the following:

	March 31,
	2021	2020
Total trade receivables	$192,888	$314,007
Other receivables	9,273	49,773
Total trade and other receivables	202,161	363,780
Less: Allowance for credit losses	(8,095)	(4,293)
Total trade and other receivables, net	$194,066	$359,487

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

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

During the fourth quarter of the fiscal year ended March 31, 2021, the Company performed its annual goodwill impairment assessment for each of its reporting units with no impairment identified.

In fiscal 2020, at March 31, 2020, the Company identified indicators of impairment due to the decline in the Company’s share price as well as potential negative impacts due to the uncertainty of the impact of the COVID-19 pandemic.  As a result of these indicators, the Company performed an interim assessment of goodwill, which included using a combination of both market and income approaches to estimate the fair value of each reporting unit. The Company concluded that its Product Support reporting unit had a fair value that was lower than its carrying value by an amount that exceeded the remaining goodwill for the reporting unit. Therefore, the Company recorded a noncash impairment charge during the fiscal quarter ended March 31, 2020, of $66,121, which is presented on the consolidated statements of operations as “Impairment of goodwill” for the fiscal year ended March 31, 2020. The decline in fair value was the result of expected declines in revenues from MRO services and the uncertainty in the rate and timing of recovery and therefore the timing of associated earnings and cash flows.

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

As disclosed in Note 3, in May 2020, the Company’s Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities (as disclosed in Note 3, this transaction closed in August 2020). These planned divestitures represent the divestiture of certain assets and liabilities of an operating business within the Aerospace Structures segment that the Company has identified as an asset group pursuant to the provisions of ASC 360, Property, Plant, and Equipment. As a result, as of May 31, 2020, the Company concluded that the planned divestitures represented a significant change in the manner in which the related asset group was expected to be used, and that the asset group therefore needed to be tested for recoverability. The asset group primarily consists of working capital, fixed assets and definite-lived intangible assets. The Company first determined that the relevant long-lived asset group was not recoverable by comparing the undiscounted cash flows expected to be generated by the long-lived asset group to the carrying value of the asset group.  As a result, the Company estimated the fair value of the long-lived asset group and concluded that the asset group was impaired. The Company used a multi-period excess earnings approach to estimate the fair value of the long-lived asset group for purposes of testing the asset group for impairment.  This method estimates fair value based on the expected future excess earnings stream attributable to the asset group.  This method requires the use of several key assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. A discount rate of 15.0% was applied to the estimated future excess earnings and cash flows in order to estimate the fair value of the asset group as of the measurement date. The Company has determined that the lowest level of the inputs that are significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In accordance with ASC 360, the Company allocated the resulting impairment to the specific long-lived assets within the asset group on a pro rata basis, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its estimated fair value.  As a result, the Company recognized a total noncash impairment charge of $252,382 in the first quarter, primarily allocated to definite-lived intangible assets, which is presented as “Impairment of long-lived assets” on the accompanying consolidated statements of operations.  In January 2021, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Red Oak, Texas.  As a result of this decision and the resulting classification of this disposal group as held for sale, the Company fully impaired the remaining customer relationship intangible asset within the Aerospace Structures segment and recognized a noncash impairment charge of $6,696, which has been included in the impairment on the assets held for sale as disclosed in Note 3 and is presented within “Loss on sale of assets and businesses” on the accompanying consolidated statement of operations.

See below for the Company's accounting policy regarding fair value measurements and the definition of fair value levels.

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

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required and are included in contract liabilities on the accompanying consolidated balance sheets. The Company believes that the accounting estimates and assumptions made by management are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic, however actual results could differ materially from those estimates.

For the fiscal year ended March 31, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and decreased operating loss, net loss, and loss per share by approximately $4,796, $12,332, $12,332, and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2021, included gross favorable adjustments of approximately $55,180 and gross unfavorable adjustments of approximately $42,848.

For the fiscal year ended March 31, 2020, cumulative catch-up adjustments resulting from changes in estimates increased net sales,  operating loss, net loss and loss per share by approximately $12,011, ($22,844), ($22,844), and ($0.45), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2020, included gross favorable adjustments of approximately $43,405 and gross unfavorable adjustments of approximately $66,249.

For the fiscal year ended March 31, 2019, cumulative catch-up adjustments resulting from changes in estimates decreased operating loss, net loss and decreased loss per share by approximately ($68,694), ($68,694), and ($1.38), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2019, included gross favorable adjustments of approximately $46,074 and gross unfavorable adjustments of approximately $114,768. These cumulative catch-up adjustments do not include a noncash charge the Company recorded as a result of the adoption of ASU 2017-07 of $87,241 due to a change in estimate from a change in accounting principles, which is presented on the accompanying consolidated statements of operations within cost of sales.

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

The balance of the liability as of March 31, 2021, is $43,888 and, based on the expected delivery schedule of the underlying contracts, the Company estimates annual amortization of the liability as follows: 2022 — $22,897; 2023 — $3,347; 2024 — $2,501; 2025 — $2,564; 2026 — $1,282; thereafter $11,296.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Leases

The Company leases office space, manufacturing facilities, land, vehicles, and equipment. The Company determines if an agreement is or contains a lease at the lease inception date and recognizes right-of-use assets (“ROU”) and lease liabilities at the lease commencement date. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (“short-term leases”).

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring the impairment of assets held for sale (see Note 3), when measuring long-lived asset impairment in the current period (see above within the disclosure of the Company’s goodwill and intangible asset accounting policies), and to its pension and postretirement plan assets (see Note 15).

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

Supplemental Cash Flow Information

For the fiscal year ended March 31, 2021, the Company paid $2,297 for income taxes, net of income tax refunds received. For the fiscal year ended March 31, 2020, the Company paid $4,005 for income taxes, net of income tax refunds received.  For the fiscal year ended March 31, 2019, the Company received $4,701 as income tax refunds, net of tax paid.

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand.  In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. In February 2021, the Company entered into a definitive agreement to sell its manufacturing operations in Red Oak, Texas, to the same buyer of the Milledgeville and Rayong composites manufacturing operations.  These transactions closed in May 2021. In the year ended March 31, 2021, the Company adjusted the carrying amount of its assets held for sale to its estimated fair value less cost to sell and recognized a loss $102,493 due to decreases in actual and expected performance of certain widebody programs within the disposal group that affected this estimate.  The impairment is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.  To measure the amount of the impairment, the Company compared the carrying value of the assets and liabilities of the disposal group with their estimated fair value less cost to sell as of the balance sheet date.  The estimate of fair value is categorized as Level 2 within the fair value hierarchy.  The key assumptions used in the estimate of fair value is the negotiated sales price of the assets and the assumption of the disposal group’s liabilities.  As of March 31, 2021, the operating results of these related operations are included within the Aerospace Structures reportable segment, and the related assets and liabilities are classified as held for sale on the accompanying consolidating balance sheets.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Fiscal 2021 Divestitures

In August 2020, the Company completed the transfer of the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities for cash proceeds net of transaction costs of approximately $51,000. This transaction also resulted in the derecognition of approximately $18,157 in accrued warranties related to these activities.  The Company recognized a loss of approximately $819, which is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses. The operating results associated with the G650 wing supply chain activities were included within Aerospace Structures through the date of transfer.

Fiscal 2020 Divestitures

In December 2019, the Company completed the sale of its manufacturing operations at its Nashville, Tennessee, facility for cash proceeds net of transaction costs of approximately $58,000, including approximately $7,000 allocated as a premium paid by the buyer in exchange for a specified performance guarantee.  The Company recognized a loss of approximately $64,000, which is presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.  The operating results of the Nashville manufacturing operations were included in Aerospace Structures through the date of divestiture.  Additionally, as part of the transaction, the Company agreed to transfer to the buyer, within 120 days from the date of closing, certain defined benefit pension assets and obligations of approximately $55,000 associated with the Nashville manufacturing operations.  In accordance with applicable defined benefit pension plan accounting guidance, the transfer was treated as a settlement for purposes of the Company’s consolidated financial statements and resulted in accelerated recognition of previously unrecognized actuarial losses.  The Company completed the transfer of the defined benefit pension assets and obligations in March 2020 and recognized a one-time settlement loss of approximately $28,000.

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

Fiscal 2019 Divestitures

In March 2019, the Company sold all of the shares of Triumph Structures – Kansas City, Inc.; Triumph Structures – Wichita, Inc.; Triumph Gear Systems – Toronto; ULC; and Triumph Northwest (The Triumph Group Operations, Inc.) (together, "Machining").  Total cash proceeds net of transaction costs for the sale of Machining was approximately $43,000.  A portion of the proceeds associated with the sale of Machining included consideration in the form of a note receivable of $10,000.   Upon closing, the Company recognized a loss of approximately $116,000.  An additional loss of approximately $3,000 was recognized during fiscal 2020, as a result of working capital adjustments and additional transaction costs and is presented within loss on sale of assets and businesses on the accompanying consolidated statements of operations.

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

In February 2019, the Company transitioned responsibility for the Global 7500 wing program manufacturing operations of Aerospace Structures to Bombardier at which point Bombardier assumed the program’s assets and obligations.  As a result of this transfer, the Company recognized a loss of approximately $169,000.  The Company continued to provide transition services related to infrastructure support through December 2020, as well as a lease of the building in Red Oak, Texas, dedicated to the manufacturer of the Global 7500 wing to Bombardier.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the years ended March 31, 2021 and 2020:

	Year Ended March 31,
	2021	2020
Systems & Support
Satisfied over time	$464,874	$578,117
Satisfied at a point in time	576,886	738,158
Revenue from contracts with customers	1,041,760	1,316,275
Amortization of acquired contract liabilities	15,062	34,486
Total revenue	1,056,822	1,350,761

Aerospace Structures
Satisfied over time	$746,545	$1,378,866
Satisfied at a point in time	42,850	129,690
Revenue from contracts with customers	789,395	1,508,556
Amortization of acquired contract liabilities	23,502	40,800
Total revenue	812,897	1,549,356
	$1,869,719	$2,900,117

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the years ended March 31, 2021 and 2020:

	Year Ended March 31,
	2021	2020
Systems & Support
Commercial aerospace	$396,841	$737,885
Military	552,323	436,166
Business jets	36,701	61,338
Regional	24,862	43,761
Non-aviation	31,033	37,125
Revenue from contracts with customers	1,041,760	1,316,275
Amortization of acquired contract liabilities	15,062	34,486
Total revenue	$1,056,822	$1,350,761

Aerospace Structures
Commercial aerospace	$481,845	$879,690
Military	137,466	116,846
Business jets	158,156	422,681
Regional	11,558	89,318
Non-aviation	370	21
Revenue from contracts with customers	789,395	1,508,556
Amortization of acquired contract liabilities	23,502	40,800
Total revenue	812,897	1,549,356
	$1,869,719	$2,900,117

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise.  Contract assets are presented net of this reserve on the accompanying consolidated balance sheets. For the years ended March 31, 2021 and 2020, credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	March 31, 2021	March 31, 2020	Change
Contract assets	$139,937	$267,079	$(127,142)
Contract liabilities	(305,116)	(386,585)	81,469
Net contract liability	$(165,179)	$(119,506)	$(45,673)

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $4,796. The change in contract assets is the result of the settlement of approximately $60,802 of contract assets associated with the Gulfstream G650 wing supply chain transfer as well as the reclassification of approximately $76,821 of contract assets as held for sale on the accompanying consolidated balance sheet as of March 31, 2021.  These decreases were partially offset by revenue recognized in excess of amounts billed during the year ended March 31, 2021.   The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the period as well as the reclassification of approximately $7,562 of contract liabilities as held for sale on the accompanying consolidated balance sheet as of March 31, 2021. For the period ended March 31, 2021, the Company recognized $78,725 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of March 31, 2021 and 2020, were $5,299 and $22,662, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of March 31, 2021 and 2020, were $100,737 and $91,265, respectively.

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

As of March 31, 2021, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$2,273,527	$1,251,209	$961,332	$60,889	$97

Of the total unsatisfied performance obligations included in the table above as of March 31, 2021, approximately $433,262 related to divestitures occurring subsequent to March 31, 2021, as disclosed in Note 22.

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

The components of inventories are as follows:

	March 31,
	2021	2020
Raw materials	$45,211	$32,552
Work-in-process, including manufactured and purchased components	277,729	312,953
Finished goods	51,221	50,011
Rotable assets	26,205	57,460
Total inventories	$400,366	$452,976

The Company recognized an impairment loss of approximately $23,689 on certain rotable inventory that primarily arose as a result of customer fleet retirement announcements resulting from the COVID-19 pandemic.  The impairment loss is included in cost of sales on the accompanying consolidated statements of operations for the year ended March 31, 2021.

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

Net property and equipment is:

	March 31,
	2021	2020
Land	$17,814	$42,438
Construction-in-process	11,368	19,231
Buildings and improvements	144,756	285,407
Machinery and equipment	594,542	701,018
	768,480	1,048,094
Less: accumulated depreciation	557,111	629,953
	$211,369	$418,141

Depreciation expense for the fiscal years ended March 31, 2021, 2020, and 2019, was $71,651, $89,857 and $97,323, respectively, which includes depreciation of assets under finance lease.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2021 and 2020:

Systems & Support
March 31, 2020	$513,527
Effect of exchange rate changes	8,111
March 31, 2021	$521,638

Systems & Support
March 31, 2019	$583,225
Effect of exchange rate changes	(3,577)
Impairment of goodwill	(66,121)
March 31, 2020	$513,527

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2021 and 2020, Aerospace Structures had gross goodwill of $871,387 and $1,166,773, respectively, which was fully impaired.  As of March 31, 2021 and 2020, Systems & Support had gross goodwill of $587,759 and $579,649, respectively, and accumulated goodwill impairment of $66,121 and $66,121, respectively.

Intangible Assets

The components of intangible assets, net are as follows:

	March 31, 2021
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.9	$170,198	$(74,253)	$95,945
Product rights, technology and licenses	11.4	55,050	(48,645)	6,405
Other	30.0	300	(197)	103
Total intangibles, net		$225,548	$(123,095)	$102,453

	March 31, 2020
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.7	$550,131	$(276,980)	$273,151
Product rights, technology and licenses	11.4	54,676	(46,180)	8,496
Noncompete agreements and other	16.7	2,656	(1,208)	1,448
Tradenames	10.0	150,000	(51,127)	98,873
Total intangibles, net		$757,463	$(375,495)	$381,968

Amortization expense for the fiscal years ended March 31, 2021, 2020, and 2019, was $22,551, $48,311, and $52,581, respectively. Amortization expense for the five fiscal years succeeding March 31, 2021, by year is expected to be as follows: 2022: $11,846; 2023: $11,846; 2024: $11,846; 2025: $11,846; 2026: $11,432, and thereafter: $43,639.

8.    ACCRUED EXPENSES

Accrued expenses consist of the following items:

	March 31,
	2021	2020
Accrued pension	$1,097	$753
Accrued other postretirement benefits	3,371	4,775
Accrued compensation and benefits	97,021	84,404
Accrued interest	31,036	13,252
Accrued warranties	24,492	30,079
Accrued workers' compensation	15,601	16,583
Accrued income tax	5,084	3,796
Operating lease liabilities	11,605	13,139
All other	81,853	60,622
Total accrued expenses	$271,160	$227,403

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

9.    LEASES

The components of lease expense for the year ended March 31, 2021, are disclosed in the table below.

		Year Ended March 31,
Lease Cost	Financial Statement Classification	2021	2020
Operating lease cost	Cost of sales or Selling, general and administrative expense	$22,976	$24,539
Variable lease cost	Cost of sales or Selling, general and administrative expense	9,344	8,382
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	4,673	5,317
Interest on lease liability	Interest expense and other	1,580	2,307
Total lease cost (1)		$38,573	$40,545

(1)	Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the years ended March 31, 2021 and 2020, is disclosed in the table below.

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$21,008	$21,430
Operating cash flows used in finance leases	1,583	2,327
Financing cash flows used in finance leases	7,774	8,370
ROU assets obtained in exchange for lease liabilities
Operating leases	6,547	3,826
Finance leases	$2,909	$1,039

Supplemental balance sheet information related to leases as of March 31, 2021 and 2020, is disclosed in the table below.

		March 31,
Leases	Classification	2021	2020
Assets
Operating lease ROU assets	Other, net Assets held for sale	$46,643	$61,461

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	44,128	39,461
Accumulated amortization	Property and equipment, net Assets held for sale	(23,344)	(18,650)
Finance lease ROU assets, net		20,784	20,811
Total lease assets		$67,427	$82,272

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$12,885	$13,139
Finance	Current portion of long-term debt Liabilities related to assets held for sale	5,972	7,336
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	42,385	54,687
Finance	Long-term debt, less current portion Liabilities related to assets held for sale	14,878	16,597
Total lease liabilities		$76,120	$91,759

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Information related to lease terms and discount rates as of March 31, 2021 and 2020, is disclosed in the table below.

	2021	2020
Weighted average remaining lease term (years)
Operating leases	7.3	7.2
Finance leases	6.9	6.9

Weighted average discount rate
Operating leases	6.3%	6.2%
Finance leases	6.8%	5.9%

The maturity of the Company's lease liabilities as of March 31, 2021, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2022	$15,752	$7,436	$23,188
FY2023	10,561	4,322	14,883
FY2024	7,057	3,520	10,577
FY2025	6,339	1,961	8,300
FY2026	5,880	1,305	7,185
Thereafter	23,912	8,656	32,568
Total lease payments	69,501	27,200	96,701
Less: Imputed interest	(14,231)	(6,350)	(20,581)
Total lease liabilities	$55,270	$20,850	$76,120

10.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2021	2020
Revolving credit facility	$—	$400,000
Receivable securitization facility	—	75,000
Finance leases	20,125	23,933
Senior secured first lien notes due 2024	700,000	—
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	236,471	300,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(24,053)	(16,426)
	1,957,543	1,807,507
Less: current portion	5,247	7,336
	$1,952,296	$1,800,171

Revolving Credit Facility

On August 17, 2020, the Company repaid the loans and other amounts outstanding under its Revolving Credit Facility, which was governed by the Revolving Credit Agreement and terminated all commitment thereunder.  The payment of $335,240 was made using a portion of the proceeds from the issuance of the First Lien Notes.  The Company initially cash collateralized the letters of credit issued under the Revolving Credit Agreement but now have the ability to issue letters of credit under the Securitization Facility.

Receivables Securitization Program

On August 17, 2020, the Company entered into amendments to its Securitization Facility.  The August amendments removed the covenants that required the Company to maintain certain financial ratios.  As of March 31, 2021, the maximum amount available under the Securitization Facility was $75,000, and the Company has the ability to reduce the facility amount to not less than $50,000.  The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivables as well as the amount of letters of credit outstanding.

Triumph Group, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

On September 29, 2020, the Company entered into additional amendments to the Securitization Facility.  The September amendments provide the Company with enhanced liquidity options by establishing a letter of credit facility under the Securitization Facility which effectively replaces a similar limited letter of credit facility under the Revolving Credit Facility Amendment. Pursuant to the letter of credit facility, the Company may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions.  The Company is the servicer of the trade accounts receivable under the Securitization Facility.  Interest rates are based on the lesser of 0.75% or the London Interbank Offered Rate (“LIBOR”), plus a 2.50% fee on the drawn portion and 0.60% fee on the undrawn portion of the Securitization Facility.  The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing.  At March 31, 2021, there were $0 in borrowings and $27,763 in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies.  The Securitization Facility expires in December 2022.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due June 1, 2024 (the “First Lien Notes”) pursuant to an indenture among the Company, the Guarantor Subsidiaries (as defined below) and U.S. Bank National Association, as trustee (the “First Lien Notes Indenture”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%.  Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2020.  In connection with the issuance of the First Lien Notes, the Company incurred approximately $13,000 of costs, which were deferred and are being amortized over the term of the First Lien Notes.

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

The Company is obligated to offer to repurchase the 2022 Notes at a price of (i)  101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change-of-control events and (ii)  100% of their principal amount plus accrued and unpaid interest, if any, in the event of certain asset sales. These restrictions and prohibitions are subject to certain qualifications and exceptions.  In the year ended March 31, 2021, the Company extinguished $63,529 of the principle balance owed under the 2022 Notes through cash payments.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying consolidated financial statements are as follows:

March 31, 2021		March 31, 2020
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,957,543	$2,085,204	$1,807,507	$1,559,455

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on its existing debt (Level 2 inputs).

Interest paid on indebtedness during the fiscal years ended March 31, 2021, 2020, and 2019, amounted to $116,515, $99,438 and $99,981, respectively.

As of March 31, 2021, the maturities of long-term debt are as follows: 2022 — $5,972; 2023 — $239,883; 2024 — $2,790; 2025 — $1,226,364; 2026 — $500,781; and thereafter— $6,531 through 2032.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

11.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are composed of the following items:

	March 31,
	2021	2020
Acquired contract liabilities, net	$43,888	$92,962
Accrued warranties	9,519	31,036
Accrued workers' compensation	11,226	13,603
Noncurrent contract liabilities	100,737	91,265
Operating lease liabilities	26,060	54,687
Environmental contingencies	9,185	18,060
Income tax reserves	300	594
All other	6,463	3,962
Total other noncurrent liabilities	$207,378	$306,169

12.    INCOME TAXES

The components of loss from continuing operations before income taxes are as follows:

	Year ended March 31,
	2021	2020	2019
Foreign	$(1,518)	$33,399	$(18,336)
Domestic	(446,511)	(57,034)	(314,236)
	$(448,029)	$(23,635)	$(332,572)

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2021	2020	2019
Current:
Federal	$—	$(654)	$(1,253)
State	(315)	27	431
Foreign	3,372	3,602	3,335
	3,057	2,975	2,513
Deferred:
Federal	—	2,748	(9,076)
State	—	73	1,593
Foreign	(176)	2	(456)
	(176)	2,823	(7,939)
	$2,881	$5,798	$(5,426)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.7	(12.1)	4.6
Goodwill impairment	—	(37.4)	—
Disposition of business	—	—	3.2
Miscellaneous permanent items and nondeductible accruals	(0.7)	3.9	(1.2)
Research and development tax credit	0.7	30.4	3.3
Foreign tax credits	(0.3)	(24.1)	(0.7)
Valuation allowance	(25.5)	29.3	(28.6)
Tax reform and CARES Act	—	(12.3)	0.4
Global Intangible Low-Taxed Income	—	(20.4)	(1.3)
Other (including foreign rate differential and FIN 48)	1.4	(2.8)	0.9
Effective income tax rate	(0.7)%	(24.5)%	1.6%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2021	2020
Deferred tax assets:
Net operating loss and other credit carryforwards	$345,071	$318,341
Inventory	21,484	17,521
Accruals and reserves	34,379	40,492
Interest carryforward	62,893	38,383
Pension and other postretirement benefits	89,952	152,048
Lease right-of-use assets	6,890	11,495
Prepaid expenses and other	—	241
Acquired contract liabilities, net	7,504	21,771
	568,173	600,292
Valuation allowance	(512,554)	(438,667)
Net deferred tax assets	55,619	161,625
Deferred tax liabilities:
Deferred revenue	22,342	38,458
Property and equipment	12,581	34,939
Goodwill and other intangible assets	21,701	80,740
Lease liabilities	5,848	14,928
Prepaid expenses and other	588	—
	63,060	169,065
Net deferred tax liabilities	$7,441	$7,440

The Company follows ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, disclosure and transition.  The Company's policy is to release the tax effects from accumulated other comprehensive income when all of the related assets or liabilities that gave rise to the accumulated other comprehensive income have been derecognized. The Company has elected to treat global intangible low-taxed income (“GILTI”) as a period expense.

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

During fiscal year 2021, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $73,887 primarily due to an increase in the net operating loss and changes to temporary differences related to the impairment of long-lived intangible assets, interest disallowance, and pension and other postretirement benefit plans. As of March 31, 2021, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.

As of March 31, 2021, the Company has net operating loss carryforwards of $659,278, $1,427,890, and $140,839 for U.S. federal, state, and foreign jurisdictions, respectively.

The effective income tax rate for the fiscal year ended March 31, 2021, was (0.7)% as compared with (24.5)% for the fiscal year ended March 31, 2020. The effective income tax rate for the fiscal year ended March 31, 2021, included the benefit of the R&D tax credit of $3,076, the benefit of the foreign tax rate differences of $1,244, and the change in the valuation allowance of $114,283. Due to the current year pretax loss, the effective tax rate drivers on a percentage basis are amplified. Accordingly, a year-over-year comparison of the effective tax rate may not be indicative of changes in the Company's tax position.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays expire in various years through 2026. The Company does not have any other tax holidays in the jurisdictions in which it operates. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $0 or $0.00 per diluted share in fiscal 2021, $1,932 or $0.04 per diluted share in fiscal 2020 and $2,160 or $0.04 per diluted share in fiscal 2019.

At March 31, 2021, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $162,467. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

As of March 31, 2021 and 2020, the total amount of unrecognized tax benefits was $11,536 and $18,965, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations, or foreign income tax examinations by tax authorities, for fiscal years ended before March 31, 2014.

As of March 31, 2021, the Company is not subject to any income tax examinations. The Company has filed appeals in a prior state examination related to fiscal years ended March 31, 1999 through March 31, 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2021 and 2020, follows:

	Year ended March 31,
	2021	2020	2019
Beginning balance	$19,127	$19,373	$11,759
Adjustments for tax positions related to the current year	311	1,057	7,364
Adjustments for tax positions of prior years	(7,688)	(1,303)	250
Ending balance	$11,750	$19,127	$19,373

13. STOCKHOLDERS' DEFICIT

On February 4, 2021, the Company implemented a new “at the market” stock issuance program by entering into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. (the “Manager”). Under the terms of the Equity Distribution Agreement, the Company may from time to time to or through the Manager, acting as agent and/or principal, offer and sell shares of its common stock (the “Shares”), par value $0.001 per share (“Common Stock”) having a gross sales price of up to $150,000.  From the date the program was implemented through March 31, 2021, the Company completed the program, selling 9,178,752 shares with a gross sales price of $150,000 for total proceeds net of stock issuance costs of $145,383.

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

Pursuant to the Plan, if a stockholder (or group) becomes a 5% stockholder without meeting certain customary exceptions, the Rights become exercisable and entitle stockholders (other than the 5% stockholder or group causing the rights to become exercisable) to purchase additional shares of Triumph at a significant discount, resulting in significant dilution in the economic interest and voting power of the 5% stockholder or group causing the Rights to become exercisable. Stockholders owning five percent or more of Triumph’s outstanding shares at the time the Plan was adopted were grandfathered and will only cause the Rights to distribute and become exercisable if they acquire an additional one percent or more of Triumph’s outstanding shares. Under the Plan, the Board has the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 5% stockholder. The adoption of the Plan and the dividend distribution did not have an impact on the Company’s consolidated financial statements.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2021, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2021 and 2020, zero shares of preferred stock were outstanding.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2021 and 2020, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2019	$(48,606)	$(1,130)	$(466,275)		$(516,011)
AOCI before reclassifications	(13,439)	(1,611)	(208,835)		(223,885)
Amounts reclassified from AOCI	—	(1,562)	(4,990)	(2)	(6,552)
Net current period OCI	(13,439)	(3,173)	(213,825)		(230,437)
March 31, 2020	(62,045)	(4,303)	(680,100)		(746,448)
AOCI before reclassifications	19,884	5,891	168,701		194,476
Amounts reclassified from AOCI	—	(573)	22,353	(2)	21,780
Net current period OCI	19,884	5,318	191,054		216,256
March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)

(1)	Net of tax.
(2)	Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost

14.    LOSS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted loss per share:

	Year ended March 31,
	2021	2020	2019
	(thousands)
Weighted average common shares outstanding—basic	52,739	50,494	49,698
Net effect of dilutive stock options and non-vested stock(1)	—	—	—
Weighted average common shares outstanding—diluted	52,739	50,494	49,698

(1)

For the fiscal years ended March 31, 2021, 2020, and 2019, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

15.    EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions up to 75% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $1,665, $14,763, and $13,685 for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.  Effective April 1, 2020, the Company suspended its 401(k) matching contribution for non-represented employees and some represented employees for fiscal year 2021 and has continued the suspension for fiscal year 2022.

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

In addition to the defined benefit pension plans, the Company provides certain health care benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2021. Employees achieve eligibility to participate in these contributory plans upon retirement from active service if they meet specified age and years of service requirements. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.  During the year ended March 31, 2020, the Company reached agreement with two unions whose members make up the vast majority of participants eligible for retiree healthcare benefits.  Under the terms of these agreements, the right to benefits under the current program ceased for all represented participants (actively employed and retired) by April 1, 2020.  Company-funded notional health reimbursement accounts were provided to retired participants (and their dependents) whose eligibility for current benefits ended under the new agreement. The average size of each account is immaterial and the Company anticipates that these accounts will be fully drawn down in one year.  These changes served to reduce the Company’s other postretirement benefit (“OPEB”) liability by approximately $99,000.

In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2021 and 2020, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company’s evaluation of data from fund managers and comparable market data.

The following table sets forth the Company's consolidated defined benefit pension plans for its union and non-union employees as of March 31, 2021 and 2020, and the amounts recorded on the consolidated balance sheets at March 31, 2021 and 2020. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2021	2020	2021	2020
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,254,985	$2,234,734	$7,150	$109,455
Service cost	1,537	2,336	—	62
Interest cost	64,599	68,446	112	1,559
Actuarial loss (gain)	83,263	138,652	(156)	3,472
Plan amendments	—	4,898	—	(99,080)
Curtailments	—	22,732	—	—
Divestitures	—	(55,354)	—	—
Participant contributions	164	204	—	252
Settlements	—	(14,579)	—	—
Special termination benefits	—	11,642	—	—
Benefits paid	(179,956)	(156,084)	(2,182)	(8,570)
Currency translation adjustment	5,656	(2,642)	—	—
Projected benefit obligation at end of year	$2,230,248	$2,254,985	$4,924	$7,150
Accumulated benefit obligation at end of year	$2,228,830	$2,252,126	$4,924	$7,150
Assumptions used to determine benefit obligations at end of year
Discount rate	2.05 - 3.17%	2.47 - 3.32%	2.51%	3.00%
Rate of compensation increase	2.80 - 3.50%	3.50 - 4.50%	N/A	N/A

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2021	2020	2021	2020
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,598,045	$1,796,111	$—	$—
Actual return on plan assets	388,392	(20,869)	—	—
Settlements	—	(14,579)	—	—
Participant contributions	164	204	—	252
Divestitures	—	(55,354)	—	—
Company contributions	41,201	51,372	2,182	8,319
Benefits paid	(179,956)	(156,084)	(2,182)	(8,571)
Currency translation adjustment	6,117	(2,756)	—	—
Fair value of plan assets at end of year	$1,853,963	$1,598,045	$—	$—
Funded status (underfunded)
Funded status	$(376,285)	$(656,940)	$(4,924)	$(7,150)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$7,515	$1,503	$—	$—
Accrued benefit liability—current	(1,097)	(753)	(3,372)	(4,775)
Accrued benefit liability—noncurrent	(382,703)	(657,690)	(1,552)	(2,375)
Net amount recognized	$(376,285)	$(656,940)	$(4,924)	$(7,150)
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$4,621	$5,595	$(54,109)	$(59,214)
Actuarial losses (gains)	755,234	953,913	(53,542)	(58,151)
Income tax (benefits) expenses related to above items	(204,594)	(204,594)	42,016	42,016
Unamortized benefit plan costs (gains)	$555,261	$754,914	$(65,635)	$(75,349)

The components of net periodic benefit cost for fiscal years ended March 31, 2021, 2020, and 2019, are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended March 31,			Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Components of net periodic pension cost
Service cost	$1,537	$2,336	$3,292	$0	$62	$227
Interest cost	64,599	68,446	79,446	112	1,559	4,039
Expected return on plan assets	(136,581)	(141,972)	(145,361)	—	—	—
Amortization of prior service credit cost	974	(874)	(3,619)	(5,105)	(4,872)	(4,655)
Amortization of net loss	31,248	28,288	20,151	(4,766)	(6,361)	(9,851)
Curtailment loss (gain)	—	23,690	—	—	(49,491)	—
Settlements	—	29,313	—	—	—	—
Special termination benefits	—	11,642	4,032	—	—	—
Total net periodic benefit (income) expense	$(38,223)	$20,869	$(42,059)	$(9,759)	$(59,103)	$(10,240)
Assumptions used to determine net periodic pension cost
Discount rate	2.47 - 3.32%	2.54 - 3.88%	2.65 - 4.01%	3.00%	2.68 - 3.77%	3.93%
Expected long-term rate of return on plan assets	5.00 - 8.00%	5.00 - 8.00%	5.00 - 8.00%	N/A	N/A	N/A
Rate of compensation increase	3.50 - 4.50%	3.50 - 4.50%	3.50 - 4.50%	N/A	N/A	N/A

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

The expected return on plan assets is determined based on a MRVA, which is a smoothed asset value.  As disclosed in Note 1, the Company changed its method of accounting or the determination of the MRVA for its fixed income securities within the qualified U.S. defined benefit plan.  For these fixed income securities, the MRVA is determined using the fair value of the fixed income assets.  For all other classes of pension assets, the MRVA is calculated by recognizing investment performance that is different from that expected on a straight-line basis over five years.  Actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants for plans that are predominantly inactive and over the expected future service for active participants for other plans, but only to the extent unrecognized gains or losses exceed a corridor equal to 10% of the greater of the projected benefit obligation or market-related value of assets.

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

During the fiscal year ended March 31, 2021, the Society of Actuaries released a new and updated mortality projection scale.  The Company has reflected this new release in the measurement of its U.S. pension and OPEB plans as of March 31, 2021. This change resulted in a decrease in the benefit obligation.

The projected benefit obligation assumptions impacting net actuarial loss (gain) consist of changes in discount and mortality rates, as well as changes in plan experience. A significant component of the decrease in the pension plans’ actuarial losses in fiscal 2021 was the change in discount rates.

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

Expected Pension Benefit Payments

The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The OPEB payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits	Other Postretirement Benefits*
2022	$192,745	$3,375
2023	163,947	169
2024	163,676	161
2025	156,660	153
2026	154,324	143
2027 - 2031	705,477	585

Plan Assets, Investment Policy and Strategy

The table below sets forth the Company's target asset allocation for fiscal 2021 and the actual asset allocations at March 31, 2021 and 2020.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2021	2021	2020
Equity securities	40% - 50%	50%	42%
Fixed income securities	40% - 50%	39	50
Alternative investment funds	0% - 10%	5	6
Other	0% - 5%	6	2
Total		100%	100%

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

The tables below provide the fair values of the Company's plan assets at March 31, 2021 and 2020, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$42,003	$—	$—	$42,003
Equity securities
International	164,298	—	—	164,298
U.S. equity	7,410	—	—	7,410
U.S. commingled fund	537,813	—	—	537,813
International commingled fund	42,944	—	—	42,944
Fixed income securities
Corporate bonds	—	12,231	—	12,231
Government securities	—	103,853	—	103,853
U.S. commingled fund	509,760	—	—	509,760
Other
Insurance contracts	—	—	9,813	9,813
Total investment in securities—assets	$1,304,228	$116,084	$9,813	$1,430,125
U.S. equity commingled fund				17,289
International equity commingled fund				158,447
U.S. fixed income commingled fund				59,203
International fixed income commingled fund				1,599
Government securities commingled fund				24,384
Private equity and infrastructure				95,880
Other				1,549
Total investment measured at NAV as a practical expedient				$358,351
Receivables				67,378
Payables				(1,892)
Total plan assets				$1,853,962

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The effect of a 25 basis-point change in discount rates as of March 31, 2021, is shown below:

		Pension Benefits	Other Postretirement Benefits
Increase of 25 basis points
Obligation	*	$(52,031)	$(33)
Net periodic expense		586	4
Decrease of 25 basis points
Obligation	*	$54,288	$34
Net periodic expense		(707)	4

*	Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2022, the expected long-term rate of return is 5.00%- 8.00%.

Anticipated Contributions to Defined Benefit

In the year ended March 31, 2021, the Company contributed 2,849,002 shares of common stock to the separate pension plan trust with an aggregate contribution value of approximately $40,000 on the contribution date.  The Company does not expect to contribute to its qualified U.S. defined benefit pension plans during fiscal 2022.  No plan assets are expected to be returned to the Company in fiscal 2022.

16.    STOCK COMPENSATION PLANS

The Company has stock incentive plans under which employees and non-employee directors may be granted equity awards in the form of stock options with an exercise price equal to the fair value of the Company’s stock on the grant date or in the form of restricted stock or restricted stock units that vest pursuant to service conditions and, in some cases, performance or market conditions.  The stock incentive and compensation plans under which outstanding equity awards have been granted to employees, officers and non-employee directors are the Triumph Group 2018 Equity Plan (the "2018 Plan"), the Triumph Group 2013 Equity and Cash Incentive Plan (the “2013 Plan”), the 2016 Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”), and the Amended and Restated Directors’ Stock Incentive Plan (the “Prior Directors’ Plan”). The Prior Directors’ Plan expired by its terms during fiscal 2017. The current stock incentive and compensation plans used for future awards are the 2013 Plan for employees, officers and consultants, the Directors’ Plan, and the 2018 Plan. The 2018 Plan, the 2013 Plan, the Directors’ Plan, and the Prior Directors’ Plan are collectively referred to in this note as the plans.

Management and the compensation committee have utilized restricted stock and restricted stock units as its primary form of share-based incentive compensation. Restricted stock and restricted stock units that vest solely pursuant to service conditions generally vest on a grade basis over a three year period and are subject to forfeiture should the grantee’s employment be terminated prior to an applicable vesting date.  Management and the compensation committee have also granted restricted stock and restricted stock units, referred to herein as performance restricted stock awards, that vest pursuant to a combination of service conditions as well as market and performance conditions.  Such awards generally vest on a cliff vesting basis at the end of a three year service period, subject to specific market or performance conditions.  The market and performance conditions may result in the awards vesting below target, including zero vesting awards if certain threshold vesting conditions are not met, up to 200% of the number of awards granted, if certain vesting conditions are exceeded.  .The share-based payment expense arising from restricted stock and restricted stock unit expense is included in capital in excess of par value. The fair value of restricted stock or restricted stock units awards subject only to service conditions or service and performance conditions is determined by the product of the number of shares granted and the grant date market price of the Company's common stock.  The fair value of restricted stock or restricted stock units awards that contain market conditions is determined by the product of the number of shares granted and the grant date fair value of such an award value using a Monte Carlo valuation methodology.  The fair value of share-based compensation granted to employees was $13,103, $13,249, and $15,911 during the fiscal years ended March 31, 2021, 2020, and 2019, respectively.   The fair value of restricted stock and restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period.  The Company recognized $12,701, $11,062 and $10,259 of share-based compensation expense during the fiscal years ended March 31, 2021, 2020, and 2019, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

At March 31, 2021 and 2020, 2,019,502 shares and 1,564,791 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's non-vested shares/units of restricted stock and deferred stock units as of March 31, 2021, and changes during the fiscal year ended March 31, 2021, is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted awards and deferred stock units at March 31, 2020	1,159,630	$24.40
Granted	1,154,181	11.35
Vested	(396,847)	20.25
Forfeited	(218,205)	17.58
Non-vested restricted awards and deferred stock units at March 31, 2021	1,698,759	$15.46

The fair value of employee restricted stock which vested during fiscal 2021, 2020 and 2019 was $8,037, $7,052, and $7,031, respectively.  Upon the vesting of restricted stock units, the Company first transfers treasury stock, then will issue new shares.  Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $8,376, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

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

The Company's risk related to pension projected obligations as of March 31, 2021, is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets, including such events as the current credit and real estate market conditions. Declines in the market values of the Company’s plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements.

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. In recent years, these inflationary pressures have affected the market for raw materials. However, the Company believes that raw material prices will remain stable through the remainder of fiscal 2022 and after that, experience increases that are in line with inflation. Additionally, the Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

18.    RESTRUCTURING COSTS

During the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the year ended March 31, 2021, the Company incurred costs of $7,871, $36,879, and $8,474, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $53,224 associated with new restructuring plans.  Of the restructuring costs within Aerospace Structures, approximately $17,737 pertained to postemployment benefits arising from reductions in force, $15,781 pertained to facility closures, and the remaining $2,937 pertained to third-party consulting and other costs.  The restructuring costs within Systems & Support and Corporate are primarily related to postemployment benefits arising from reductions in force and third-party consulting costs.  The majority of restructuring plans are complete and the related costs have been settled as of March 31, 2021, with the exception of consolidated postretirement benefits associated with reductions in force of approximately $19,260 included in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2021.

19.    CUSTOMER CONCENTRATION

Trade and other accounts receivable from Boeing represented approximately 23% and 21% of total accounts receivable as of March 31, 2021 and 2020, respectively. Trade and other accounts receivables from Bombardier represented approximately 1% and 16% of total accounts receivable as of March 31, 2021 and 2020, respectively, and include receivables from transition services. The Company had no other significant concentrations of credit risk.

Sales to Boeing for fiscal 2021 were $698,372, or 37% of net sales, of which $225,027 and $473,346 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for fiscal 2020 were $983,763, or 34% of net sales, of which $254,660 and $729,103 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for fiscal 2019 were $1,031,106, or 31% of net sales, of which $243,046 and $788,061 were from Systems & Support and Aerospace Structures, respectively.

Sales to Gulfstream for fiscal 2021 were less than 10% of net sales.   Sales to Gulfstream for fiscal 2020 were $337,173, or 12% of net sales, of which $3,250 and $333,924 were from Systems & Support and Aerospace Structures, respectively. Sales to Gulfstream for fiscal 2019 were $361,451, or 11% of net sales, of which $3,067 and $358,383 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing and/or Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.

The Company currently generates a majority of its revenue from clients in the commercial aerospace industry, the business jet industry and the military. The Company's growth and financial results are largely dependent on continued demand for its products and services from clients in these industries. When these industries experiences a downturn, it is possible that customers in these sectors may conduct less business with the Company.

20.    COLLECTIVE BARGAINING AGREEMENTS

Approximately 19% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2021, none of the Company's collectively bargained workforce are working under contracts that have expired, and 16% of the Company’s collectively bargained workforce are working under contracts that are set to expire within one year.

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

Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on sale of assets and businesses of $104,702 for the year ended March 31, 2021.

The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

Selected financial information for each reportable segment is as follows:

	Year Ended March 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,869,719	$—	$1,056,822	$812,897
Intersegment sales (eliminated in consolidation)	-	(4,653)	3,179	1,474
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	173,197	-	155,693	17,504

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(93,334)	(3,459)	(33,549)	(56,326)
Interest expense and other, net	(171,397)
Corporate expenses	(51,104)
Share-based compensation expense	(12,701)
Loss on sale of assets and businesses	(104,702)
Amortization of acquired contract liabilities	38,564
Non-service defined benefit income	49,519
Union represented employee incentives	-
Legal judgment gain, net	-
Impairment of rotable inventory	(23,689)
Impairment of long-lived assets	(252,382)
Income before income taxes	(448,029)

Total capital expenditures	$25,178	$1,030	$15,239	$8,909
Total assets	$2,450,935	$536,003	$1,469,593	$445,339

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$2,900,117	$—	$1,350,761	$1,549,356
Intersegment sales (eliminated in consolidation)	—	(13,334)	6,803	6,531
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	305,784	—	205,352	100,432

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(138,168)	(3,374)	(32,376)	(102,418)
Interest expense and other, net	(122,129)
Corporate expenses	(53,082)
Share-based compensation expense	(11,062)
Loss on sale of assets and businesses	(56,916)
Amortization of acquired contract liabilities	75,286
Non-service defined benefit income	40,587
Union represented employee incentives	(7,071)
Legal judgment gain, net	9,257
Impairment of goodwill	(66,121)
Income before income taxes	(23,635)

Total capital expenditures	$39,834	$1,502	$17,141	$21,191
Total assets	$2,980,333	$481,162	$1,478,679	$1,020,492

	Year Ended March 31, 2019
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$3,364,930	$—	$1,309,474	$2,055,456
Intersegment sales (eliminated in consolidation)	—	(22,485)	15,537	6,948
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	215,418	—	202,346	13,072

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(149,904)	(3,100)	(35,373)	(111,431)
Interest expense and other, net	(114,619)
Corporate expenses	(74,706)
Share-based compensation expense	(10,259)
Loss on sale of assets and businesses	(235,301)
Amortization of acquired contract liabilities	67,314
Non-service defined benefit income	56,726
Loss on adoption of ASU 2017-07	(87,241)
Income before income taxes	(332,572)

Total capital expenditures	$47,099	$784	$15,734	$30,581

During fiscal years ended March 31, 2021, 2020, and 2019, the Company had foreign sales of $359,406, $724,193, and $960,299, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2021 and 2020, the Company had foreign long-lived assets of $213,919 and $205,243, respectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

22.    Subsequent Events

As disclosed in Note 3, subsequent to March 31, 2021, we completed the sale of our manufacturing operations in Milledgeville, Georgia, Rayong, Thailand, and Red Oak, Texas, receiving net proceeds of approximately $155,000.  We intend to use approximately $120,000 of the net proceeds to redeem approximately $112,500 aggregate principal amount of the First Lien Notes at a redemption price of 106.656%, plus accrued and unpaid interest. The redemption is required by the terms of the First Lien Notes, and following the redemption, approximately $587,500 aggregate principal amount of First Lien Notes will remain outstanding. We also expect that in the first quarter of fiscal 2022 we will use available cash to redeem all $236,471 aggregate principal outstanding amount of our 2022 Notes at a redemption price of 100.000%, plus accrued and unpaid interest.  Subsequent to this redemption, we will have no material outstanding indebtedness maturing before 2024.

In addition, as a result of the completed sale of these manufacturing operations, the Company expects to recognize a curtailment loss in the range of $10,000 to $20,000.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Other (1)	Balance at end of year
For year ended March 31, 2021:
Deferred tax assets valuation allowance	$438,667	114,283	15,223	$568,173
For year ended March 31, 2020:
Deferred tax assets valuation allowance	$399,013	(3,474)	43,128	$438,667
For year ended March 31, 2019:
Deferred tax assets valuation allowance	$146,770	93,311	158,932	$399,013

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

As of March 31, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2021.

Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited Triumph's effectiveness of internal control over financial reporting. This report appears on the following page.

/s/ Daniel J. Crowley
Daniel J. Crowley Chairman, President, and Chief Executive Officer
/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer
/s/ Thomas A. Quigley, III
Thomas A. Quigley, III Vice President and Controller

May 20, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Triumph Group, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Triumph Group, Inc. as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 20, 2021, expressed an unqualified opinion thereon.

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

May 20, 2021

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required for directors and executive officers is incorporated herein by reference to our definitive 2021 Proxy Statement for our 2021 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to the 2021 Proxy Statement.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2021 Proxy Statement.

Stockholder Nominations

The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2021 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2021 Proxy Statement.

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the 2021 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	85

All other schedules have been omitted as not applicable or because the information is included elsewhere in the consolidated financial statements or notes thereto.

(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.3	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K/A	001-12235	3.1	August 5, 2019
3.5	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 26, 2019
4.1	Form of Certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.2.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.3	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.3.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014
4.4	Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021	10-K	001-12235	4.12	May 27, 2016
4.5	Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	August 18, 2017
4.6	Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.2	August 18, 2017
4.7	Indenture, dated as of September 23, 2019, between Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee.	10-Q	001-12235	4.1	November 7, 2019
4.8	Form of 6.250% Senior Secured Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	10-Q	001-12235	4.1	November 7, 2019
4.9	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 13, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.10	Description of Securities	10-K	001-12235	4.8	May 23, 2019
4.11	Indenture, dated as of August 17, 2020, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	4.1	August 18, 2020
4.12	Form of 8.875% Senior Secured First Lien Notes due 2024.	8-K	001-12235	4.2	August 18, 2020
4.13	Twenty-Sixth Amendment dated August 17, 2020 among Triumph Receivables, LLC as seller, Triumph Group, Inc. as servicer, and PNC Bank, National Association, as a related committed purchaser, purchaser agent, and administrator.	8-K	001-12235	4.3	August 18, 2020
4.14	Fourth Amendment to Performance Guaranty, dated August 17, 2020 among Triumph Group, Inc. as performance guarantor, and PNC Bank, National Association, as purchaser agent, and administrator.	8-K	001-12235	4.4	August 18, 2020
4.15	Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent.	8-K	001-12235	4.1	October 5, 2020
4.16	Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC.	8-K	001-12235	4.2	October 5, 2020
4.17	Amended and Restated Performance Guaranty, dated as of September 29, 2020, by Triumph Group, Inc. in favor of PNC Bank, National Association, as administrator.	8-K	001-12235	4.3	October 5, 2020
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.6	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.7	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.8	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.9	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.10	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.11	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013
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

		8-K	001-12235	10.1	November 25, 2013
10.13	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.14	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.15	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.16	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.17	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 3, 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.18	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.19	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.20	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.21	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
10.22	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.23	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016	10-Q	001-12235	10.1	November 9, 2016
10.24	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.25	Eighth Amendment to the Third Amended and Restated Credit Agreement, dated May 1, 2017	8-K	001-12235	10.1	May 10, 2017
10.26	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.27	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.35	May 26, 2017
10.28	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.29	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.30	Ninth Amendment to the Third Amended and Restated Credit Agreement, dated July 31, 2017	10-Q	001-12235	10.1	November 8, 2017
10.31	Employment Letter between Triumph Group, Inc. and Peter Wick dated January 20, 2018 *	10-Q	001-12235	10.1	February 7, 2018
10.32	Triumph Group, Inc. 2018 Equity Incentive Plan, effective May 29, 2018*	8-K	001-12235	10.1	June 4, 2018
10.32.1	Amendment to Triumph Group, Inc. 2018 Equity Incentive Plan, effective February 19, 2018*	10-K	001-12235	10.32.1	May 23, 2019
10.32.2	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	10-K	001-12235	10.32.2	May 23, 2019
10.33	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.33.1	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	10-K	001-12235	10.33.1	May 23, 2019
10.34	Tenth Amendment to the Third Amended and Restated Credit Agreement, dated July 19, 2018	8-K	001-12235	10.1	July 20, 2018
10.35	Separation Agreement Triumph Group, Inc. and John B. Wright, dated January 7, 2019*	8-K/A	001-12235	10.1	January 25, 2019
10.36	Separation Agreement Triumph Group, Inc. and Michael Abram, dated January 7, 2019*	8-K/A	001-12235	10.2	January 25, 2019
10.37	Separation Agreement between Triumph Group, Inc. and Thomas Holzthum, dated February 15, 2019*	8-K/A	001-12235	10.1	February 22, 2019
10.38	Employment Letter between Triumph Group, Inc. and Lance Turner, dated September 5, 2017*	10-K	001-12235	10.33.1	May 23, 2019
10.39	Employment Letter between Triumph Group, Inc. and Daniel Ostrosky, dated March 25, 2015, with Addendum dated April 10, 2015*	10-K	001-12235	10.33.1	May 23, 2019
10.40	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	10-K	001-12235	10.40	May 23, 2019
10.41	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	10-K	001-12235	10.41	May 23, 2019
10.42	Eleventh Amendment to the Third Amended and Restated Credit Agreement, dated September 23, 2019	10-Q	001-12235	10.1	November 7, 2019
10.43	Twelfth Amendment to the Third Amended and Restated Credit Agreement, dated May 22, 2020	10-K	001-12235	10.43	May 28, 2020
10.44	Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019)	8-K	001-12235	10.1	December 9, 2019
10.45	Employment Letter between Triumph Group, Inc. and Jennifer Allen, dated August 14, 2018	10-K	001-12235	10.45	May 28, 2020
10.46	Amendment No. 1 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.2	August 5, 2020
10.47	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.3	August 5, 2020
10.48	Intercreditor Agreement, dated August 17, 2020 between Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as second lien collateral agent for the 2024 Notes.	8-K	001-12235	10.1	August 18, 2020
10.49	Collateral Trust Agreement, dated August 17, 2020 among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	10.2	August 18, 2020
10.50	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of November 17, 2020.*	8-K	001-12235	10.1	November 18, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.51	Separation Agreement effective as of April 11, 2021, between Triumph Group, Inc. and Daniel J. Ostrosky.*	8-K	001-12235	10.1	April 13, 2021
18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.	10-Q	001-12235	18.1	November 5, 2020
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1	Principal Executive Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
32.2	Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.	##	##	##	##
99.1	Revisions to Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.	8-K	001-12235	99.1	December 17, 2020
99.2	Revisions to Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020:	8-K	001-12235	99.2	December 17, 2020
99.3	Temporary Hardship Exemption.	8-K	001-12235	99.3	December 17, 2020
101

The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended March 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020, and 2019; (v) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2021, 2020, and 2019; and (vi) Notes to the Consolidated Financial Statements

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

TRIUMPH GROUP, INC.

/s/ Daniel J. Crowley
Dated:	May 20, 2021	By:	Daniel J. Crowley Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman, President, Chief Executive Officer and Director	May 20, 2021
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	May 20, 2021
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

	Vice President, Investor Relations and Controller	May 20, 2021
/s/ Thomas A. Quigley III	(Principal Accounting Officer)
Thomas A. Quigley III

/s/ Ralph E. Eberhart	Lead Independent Director	May 20, 2021
Ralph E. Eberhart

/s/ Paul Bourgon	Director	May 20, 2021
Paul Bourgon

/s/ Daniel P. Garton	Director	May 20, 2021
Daniel P. Garton

/s/ Richard Goglia	Director	May 20, 2021
Richard Goglia

/s/ Barbara Humpton	Director	May 20, 2021
Barbara Humpton

/s/ William L. Mansfield	Director	May 20, 2021
William L. Mansfield

/s/ Colleen C. Repplier	Director	May 20, 2021
Colleen C. Repplier

/s/ Larry O. Spencer	Director	May 20, 2021
Larry O. Spencer