Form 10-Q
period 2021-06-30
TRIUMPH GROUP INC
filed 2021-08-04
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on August 2, 2021, was 64,600,350.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	June 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$237,486	$589,882
Trade and other receivables, less allowance for credit losses of $8,016 and $8,095	190,185	194,066
Contract assets	144,118	134,638
Inventory, net	412,663	400,366
Prepaid expenses and other current assets	22,788	19,206
Assets held for sale	—	216,276
Total current assets	1,007,240	1,554,434
Property and equipment, net	204,907	211,369
Goodwill	522,392	521,638
Intangible assets, net	99,445	102,453
Other, net	49,509	61,041
Total assets	$1,883,493	$2,450,935
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$4,653	$5,247
Accounts payable	164,753	179,473
Contract liabilities	158,252	204,379
Accrued expenses	235,043	271,160
Liabilities related to assets held for sale	—	58,108
Total current liabilities	562,701	718,367
Long-term debt, less current portion	1,606,287	1,952,296
Accrued pension and other postretirement benefits	365,832	384,256
Deferred income taxes	7,456	7,491
Other noncurrent liabilities	167,443	207,378
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,488,674 and 64,488,674 shares issued; 64,433,820 and 64,185,001 shares outstanding	64	64
Capital in excess of par value	966,532	978,272
Treasury stock, at cost, 54,854 and 303,673 shares	(560)	(12,606)
Accumulated other comprehensive loss	(507,520)	(530,192)
Accumulated deficit	(1,284,742)	(1,254,391)
Total stockholders' deficit	(826,226)	(818,853)
Total liabilities and stockholders' deficit	$1,883,493	$2,450,935

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Net sales	$396,646	$495,077
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	293,678	393,843
Selling, general and administrative	56,251	57,203
Depreciation and amortization	15,431	28,602
Impairment of long-lived assets	—	252,382
Restructuring	4,485	15,439
Loss on sale of assets and businesses	5,969	—
	375,814	747,469
Operating income (loss)	20,832	(252,392)
Non-service defined benefit expense (income)	1,722	(12,416)
Debt extinguishment loss	9,689	—
Interest expense and other, net	38,558	34,957
Loss from continuing operations before income taxes	(29,137)	(274,933)
Income tax expense	1,214	853
Net loss	$(30,351)	$(275,786)
Loss per share—basic:
Net loss	$(0.47)	$(5.32)
Weighted average common shares outstanding—basic	64,299	51,860
Loss per share—diluted:
Net loss	$(0.47)	$(5.32)
Weighted average common shares outstanding—diluted	64,299	51,860

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(30,351)	$(275,786)
Other comprehensive income:
Foreign currency translation adjustment	2,749	919
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0 and $0, respectively	10,343	—
Reclassification to net loss - net of expense
Amortization of net loss, net of taxes of $0 and $0, respectively	8,478	5,298
Recognized prior service cost (credits), net of taxes of $0 and $0, respectively	1,808	(1,033)
Total defined benefit pension plans and other postretirement benefits, net of taxes	20,629	4,265
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax expense of $0 and $0 respectively	(1,719)	3,658
Reclassification of gain (loss) included in net earnings, net of tax expense of $0 and $0 respectively	1,013	(1,558)
Net unrealized (loss) gain on cash flow hedges, net of tax	(706)	2,100
Total other comprehensive income	22,672	7,284
Total comprehensive loss	$(7,679)	$(268,502)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2021

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2021	64,185,001	$64	$978,272	$(12,606)	$(530,192)	$(1,254,391)	$(818,853)
Net loss	—	—	—	—	—	(30,351)	(30,351)
Foreign currency translation adjustment	—	—	—	—	2,749	—	2,749
Pension liability adjustment, net of income taxes of $0	—	—	—	—	20,629	—	20,629
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(706)	—	(706)
Share-based compensation	355,821	—	(11,505)	13,975	—	—	2,470
Repurchase of shares for share-based compensation minimum tax obligation	(116,796)	—	—	(2,336)	—	—	(2,336)
Employee stock purchase plan	9,794	—	(235)	407	—	—	172
June 30, 2021	64,433,820	$64	$966,532	$(560)	$(507,520)	$(1,284,742)	$(826,226)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2020

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2020	51,858,089	$52	$804,830	$(36,217)	$(746,448)	$(803,481)	$(781,264)
Net loss	—	—	—	—	—	(275,786)	(275,786)
Foreign currency translation adjustment	—	—	—	—	919	—	919
Pension liability adjustment, net of income taxes of $0	—	—	—	—	4,265	—	4,265
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,100	—	2,100
Share-based compensation	158,274	—	(6,670)	9,291	—	—	2,621
Repurchase of shares for share-based compensation minimum tax obligation	(50,955)	—	—	(474)	—	—	(474)
Employee stock purchase plan	36,802	—	(1,974)	2,212	—	—	238
June 30, 2020	52,002,210	$52	$796,186	$(25,188)	$(739,164)	$(1,079,267)	$(1,047,381)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(30,351)	$(275,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,431	28,602
Impairment of long-lived assets	—	252,382
Amortization of acquired contract liability	(1,214)	(10,987)
Loss on sale of assets and businesses	5,969	—
Curtailments and special termination benefits loss, net	16,078	—
Other amortization included in interest expense	4,002	2,191
(Recovery of) provision for credit losses	(28)	3,280
Share-based compensation	2,247	2,786
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(1,321)	86,004
Contract assets	(4,426)	(63,391)
Inventories	(9,354)	(33,330)
Prepaid expenses and other current assets	(3,633)	549
Accounts payable, accrued expenses, and contract liabilities	(128,922)	(184,114)
Accrued pension and other postretirement benefits	(13,713)	(5,054)
Other, net	(279)	(665)
Net cash used in operating activities	(149,514)	(197,533)
Investing Activities
Capital expenditures	(2,112)	(7,723)
Proceeds from sale of assets and businesses	180,478	792
Purchase of facility related to divested businesses	(21,550)	—
Net cash provided by (used in) investing activities	156,816	(6,931)
Financing Activities
Net (decrease) increase in revolving credit facility	—	(225,000)
Proceeds from issuance of long-term debt	—	6,300
Retirement of debt and finance lease obligations	(350,688)	(27,468)
Payment of deferred financing costs	—	(4,277)
Premium on redemption of First Lien Notes	(7,489)	—
Repurchase of shares for share-based compensation minimum tax obligation	(2,336)	(474)
Net cash used in financing activities	(360,513)	(250,919)
Effect of exchange rate changes on cash	815	829
Net change in cash and cash equivalents	(352,396)	(454,554)
Cash and cash equivalents at beginning of period	589,882	485,463
Cash and cash equivalents at end of period	$237,486	$30,909

See accompanying notes to condensed consolidated financial statements.

1.    BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three months ended June 30, 2021 and 2020, are not necessarily indicative of results that may be expected for the year ending March 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2021 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on May 20, 2021.

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

Aerospace Structures consists of the Company’s operations that supply commercial, business, and regional manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings; wing boxes; fuselage panels; horizontal and vertical tails; subassemblies such as floor grids; and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, and conventional mechanical fasteners.

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

For the three months ended June 30, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales by approximately $8,737 and decreased operating loss, net loss, and loss per share by approximately $14,937, $14,937, and $0.23, respectively. For the three months ended June 30, 2020, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $1,560 and decreased operating loss, net loss, and loss per share by approximately $3,326, $3,326, and $0.06, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 17% and 23% of total trade accounts receivable as of June 30, 2021 and March 31, 2021, respectively. Trade and other accounts receivable from Qarbon Aerospace Inc. include receivables that are largely offset by payables associated with transition services and represented approximately 14% and 0% of total trade accounts receivable as of June 30, 2021 and March 31, 2021, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the three months ended June 30, 2021, were $142,102, or 36% of net sales, of which $40,053 and $102,049 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the three months ended June 30, 2020, were $188,137, or 38% of net sales, of which $52,022 and $136,114 were from Systems & Support and Aerospace Structures, respectively.

Sales to Gulfstream Aerospace Corporation (“Gulfstream”) for the three months ended June 30, 2021, did not represent a significant concentration of credit risk. Sales to Gulfstream for the three months ended June 30, 2020, were $53,710, or 11% of net sales, of which $843 and $52,867 were from Systems & Support and Aerospace Structures, respectively. The percentage decrease in sales to Gulfstream as compared with the prior period is primarily the result of the transfer of the Company's Gulfstream G650 wing supply chain activities in August 2020. Refer to Note 3.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing and Gulfstream, could have a material adverse effect on the Company and its operating subsidiaries.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring the impairment of assets held for sale (see Note 3) and to its pension and postretirement plan assets (see Note 9).

Supplemental Cash Flow Information

For the three months ended June 30, 2021, the Company paid $485 for income taxes, net of income tax refunds received. For the three months ended June 30, 2020, the Company paid $360 for income taxes, net of income tax refunds received.

3.    DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2022 Divestitures

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand. In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. In February 2021, the Company entered into a definitive agreement to sell its large structure manufacturing operations in Red Oak, Texas, to the same buyer of the Milledgeville and Rayong composites manufacturing operations.  These transactions closed in May 2021. In the year ended March 31, 2021, the Company adjusted the carrying amount of these assets held for sale to its estimated fair value less cost to sell and recognized a loss of approximately $102,500. The estimate of fair value is categorized as Level 2 within the fair value hierarchy.  The key assumptions used in the estimate of fair value were the negotiated sales price of the assets and the assumption of the disposal group’s liabilities.

In May 2021, upon the completion of the sale of composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized an additional loss of approximately $6,000 which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses. The additional loss was primarily the result of changes in the working capital balances of the disposal group from March 31, 2021, to the date of divestiture.   The operating results of these related operations are included within the Aerospace Structures reportable segment through the date of divestiture. As disclosed in Note 9, as a result of the completed sale of these manufacturing operations, the Company recognized a curtailment loss of approximately $16,000.

Fiscal 2021 Divestitures

In August 2020, the Company completed the transfer of the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities for cash proceeds net of transaction costs of approximately $51,000. The Company recognized a loss of approximately $819. The operating results associated with the G650 wing supply chain activities were included within Aerospace Structures through the date of transfer.

4.    REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 11, Segments.

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Systems & Support
Satisfied over time	$118,981	$103,348
Satisfied at a point in time	138,222	130,948
Revenue from contracts with customers	257,203	234,296
Amortization of acquired contract liabilities	1,202	3,719
Total revenue	258,405	238,015

Aerospace Structures
Satisfied over time	$129,523	$243,639
Satisfied at a point in time	8,706	6,155
Revenue from contracts with customers	138,229	249,794
Amortization of acquired contract liabilities	12	7,268
Total revenue	138,241	257,062
	$396,646	$495,077

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Systems & Support
Commercial aerospace	$97,456	$92,180
Military	135,807	120,384
Business jets	12,357	10,374
Regional	5,273	5,875
Non-aviation	6,310	5,483
Revenue from contracts with customers	257,203	234,296
Amortization of acquired contract liabilities	1,202	3,719
Total revenue	$258,405	$238,015

Aerospace Structures
Commercial aerospace	$112,661	$140,971
Military	13,703	38,256
Business jets	10,213	65,952
Regional	1,634	4,611
Non-aviation	18	4
Revenue from contracts with customers	138,229	249,794
Amortization of acquired contract liabilities	12	7,268
Total revenue	138,241	257,062
	$396,646	$495,077

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three months ended June 30, 2021 and 2020, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	June 30, 2021	March 31, 2021	Change
Contract assets	$148,308	$139,937	$8,371
Contract liabilities	(240,080)	(305,116)	65,036
Net contract liability	$(91,772)	$(165,179)	$73,407

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $8,737. The change in contract assets is the result of revenue recognized in excess of amounts billed during the three months ended June 30, 2021. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the three months ended June 30, 2021. For the three months ended June 30, 2021, the Company recognized $40,133 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021, were $4,190 and $5,299, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021, were $81,828 and $100,737, respectively.

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

As of June 30, 2021, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,753,009	$1,040,320	$681,418	$15,462	$15,809

5.    INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2021	March 31, 2021
Raw materials	$50,613	$45,211
Work-in-process, including manufactured and purchased components	320,701	277,729
Finished goods	12,738	51,221
Rotable assets	28,611	26,205
Total inventories	$412,663	$400,366

6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2021	March 31, 2021
Finance leases	18,541	20,125
Senior secured first lien notes due 2024	587,489	700,000
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	—	236,471
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(20,090)	(24,053)
	1,610,940	1,957,543
Less: current portion	4,653	5,247
	$1,606,287	$1,952,296

Receivables Securitization Program

In connection with the Company's receivables securitization facility (the "Securitization Facility"), the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. Interest rates are based on the lesser of 0.75% or the London Interbank Offered Rate (“LIBOR”), plus a 2.50% fee on the drawn portion and 0.60% fee on the undrawn portion of the Securitization Facility. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing. The Company has established a letter of credit facility under the Securitization Facility. Under the provisions of the letter of credit facility, the Company may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

As of June 30, 2021, the maximum amount available under the Securitization Facility was $75,000, and the Company has the ability to reduce the facility amount to not less than $50,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivables as well as the amount of letters of credit outstanding.

At June 30, 2021, there were $0 in borrowings and $24,921 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in December 2022.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due June 1, 2024 (the “First Lien Notes”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%. Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The First Lien Notes are first lien secured obligations of the Company. The First Lien Notes are guaranteed on a full, senior secured, joint and several basis by each of the Company’s domestic restricted subsidiaries that guarantees either of the Company’s 2024 Notes and 2025 Notes, as defined below (the “Guarantor Subsidiaries”) . In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the First Lien Notes.

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

The First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the First Lien Notes or file such reports electronically with the SEC. Furthermore, the First Lien Notes Indenture requires that the future net proceeds from certain asset sales will be required to repay the First Lien Notes at a premium of 106.656%, until the aggregate principal amount of Notes outstanding is $350,000 or less, provided that the Company may retain the first $100,000 of such net proceeds (subject to compliance with the asset sale covenants in the Company’s other outstanding indentures) or use it for certain other permitted purposes. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances. Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the Company surpassed the $100,000 threshold of net proceeds from certain asset sales resulting in a required redemption of $112,511 of the outstanding principle balance and a premium of approximately $7,489.

Senior Secured Notes Due 2024

On September 23, 2019, the Company issued $525,000 principal amount of 6.250% Senior Secured Notes due September 15, 2024 (the "2024 Notes"). The 2024 Notes were sold at 100% of principal amount and have an effective interest yield of 6.250%. Interest on the 2024 Notes is payable semiannually in cash in arrears on March 15 and September 15 of each year. The 2024 Notes are secured by second-priority liens on all of the Company's and the Guarantor Subsidiaries' assets that secure all of the indebtedness under the First Lien Notes and certain hedging and cash management obligations. The Company has the ability to incur additional first and/or second lien debt under certain circumstances.

Senior Notes due 2022

On May 19, 2021, the Company called all outstanding 5.250% Senior Notes due June 1, 2022 (the "2022 Notes"). On June 18, 2021, the Company redeemed $236,471 principal amount of the 2022 Notes.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

June 30, 2021		March 31, 2021
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,610,940	$1,719,544	$1,957,543	$2,085,204

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

Interest paid on indebtedness during the three months ended June 30, 2021 and 2020, amounted to $46,026 and $13,464, respectively. The interest paid during the three months ended June 30, 2021, includes the redemption premium on the First Lien Notes of $7,489.

7.    EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2021	2020
Weighted average common shares outstanding – basic	64,299	51,860
Net effect of dilutive stock options and non-vested stock (1)	—	—
Weighted average common shares outstanding – diluted	64,299	51,860

(1) For the three months ended June 30, 2021 and 2020, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

8.    INCOME TAXES

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

As of June 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits was $11,611 and $11,536, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of June 30, 2021, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets.  The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded.  However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2022 and future periods.

The effective income tax rate for the three months ended June 30, 2021, was (4.2)% as compared with (0.3)% for the three months ended June 30, 2020. For the three months ended June 30, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of June 30, 2021, the Company has one ongoing foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

In addition to the defined benefit pension plans, the Company provides certain healthcare benefits for eligible retired employees. Such benefits are unfunded. No active employees are eligible for these benefits. The vast majority of eligible retirees receive a fixed-dollar benefit they can use to purchase healthcare services.  A small number of eligible retirees receive traditional retiree medical benefits for which the company pays all premiums. All retirees who are eligible for these traditional benefits are Medicare-eligible. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit costs (income) for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2021	2020
Components of net periodic benefit costs:
Service cost	$192	$377
Interest cost	11,823	16,087
Expected return on plan assets	(33,455)	(34,105)
Amortization of prior service credits	42	243
Amortization of net loss	9,583	7,798
Curtailment loss	16,024	—
Special termination benefits	54	—
Net periodic benefit cost (income)	$4,263	$(9,600)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,349.

Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the expected future service of certain defined benefit pension plan participants was curtailed and certain participants became eligible for subsidized early retirement benefits under the terms of the relevant plan. As a result, the Company performed an interim remeasurement and recognized a one-time pension curtailment charge of approximately $16,024 which is presented in non-service defined benefit income on the accompanying condensed consolidated statement of operations for three months ended June 30, 2021.

10.     STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three months ended June 30, 2021 and 2020, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
AOCI before reclassifications	2,749	(1,719)	10,343		11,373
Amounts reclassified from AOCI	—	1,013	10,286	(2)	11,299
Net current period OCI	2,749	(706)	20,629		22,672
June 30, 2021	$(39,412)	$309	$(468,417)		$(507,520)

March 31, 2020	$(62,045)	$(4,303)	$(680,100)		$(746,448)
AOCI before reclassifications	919	3,658	—		4,577
Amounts reclassified from AOCI	—	(1,558)	4,265	(2)	2,707
Net current period OCI	919	2,100	4,265		7,284
June 30, 2020	$(61,126)	$(2,203)	$(675,835)		$(739,164)

(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service costs (credits), which are included in net periodic pension cost. Refer to Note 11 for additional disclosure regarding our postretirement benefit plans.

11.    SEGMENTS

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

Selected financial information for each reportable segment is as follows:

	Three Months Ended June 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$396,646	$—	$258,405	$138,241
Intersegment sales (eliminated in consolidation)	—	(19)	8	11
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	60,218	—	42,848	17,370

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(15,431)	(768)	(8,504)	(6,159)
Interest expense and other, net	(38,558)
Corporate expenses	(16,953)
Share-based compensation expense	(2,247)
Loss on sale of assets and businesses	(5,969)
Amortization of acquired contract liabilities	1,214
Non-service defined benefit expense (income)	(1,722)
Debt extinguishment loss	(9,689)
Loss before income taxes	(29,137)

Total capital expenditures	$2,112	$358	$1,102	$652
Total assets	$1,883,493	$211,881	$1,443,582	$228,030

	Three Months Ended June 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$495,077	$—	$238,015	$257,062
Intersegment sales (eliminated in consolidation)	—	(2,687)	1,872	815
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	38,452	—	30,068	8,384

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(28,602)	(856)	(8,356)	(19,390)
Interest expense and other, net	(34,957)
Corporate expenses	(18,061)
Share-based compensation expense	(2,786)
Loss on sale of assets and businesses	—
Amortization of acquired contract liabilities	10,987
Non-service defined benefit income	12,416
Impairment of long-lived assets	(252,382)

Loss before income taxes	(274,933)

Total capital expenditures	$7,723	$411	$6,283	$1,029

During the three months ended June 30, 2021 and 2020, the Company had foreign sales of $76,924 and $92,197, respectively.

12.    COMMITMENTS AND CONTINGENCIES

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

As the Company completes its restructuring plans as disclosed in Note 13, including the disposal of certain facilities, the Company may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made.

13.    RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the three months ended June 30, 2021, the Company incurred costs of $1,038, $3,018, and $434, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $4,485 associated with new restructuring plans. The restructuring costs within Aerospace Structures pertained to facility closures with the remainder primarily related to postemployment benefits arising from reductions in force and third-party consulting costs. The restructuring costs within Systems & Support and Corporate are primarily related to postemployment benefits arising from reductions in force and a lease termination. We estimate that we will incur consolidated restructuring costs of approximately $15,000 for the fiscal year ended March 31, 2022, with costs being incurred in each of our segments for third-party consulting costs and severance, primarily related to our cost-reduction initiatives.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

Business

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, production of complex assemblies using external designs, as well as full life cycle solutions for commercial, regional, and military aircraft; and (ii) Aerospace Structures, whose companies supply commercial, business, and regional manufacturers with large metallic structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal, and composite structure capabilities.

Divestitures

During the fiscal year ended March 31, 2021, we divested of a number of our assets and operations, including the transfer of the assets and certain liabilities associated with our Gulfstream G650 wing supply chain activities.  The operating results associated with the G650 wing supply chain activities were included within Aerospace Structures through the date of transfer. We recognized a net loss of approximately $0.8 million upon the completion of the transfer of the G650 wing supply chain activities in the fiscal year ended March 31, 2021.

As disclosed in Note 3, in May 2021 we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas.  The related assets and liabilities associated with these divestitures were classified as held for sale as of March 31, 2021, and we recognized combined net losses of approximately $102.5 million in the year ended March 31, 2021. Upon the completion of the divestiture, we recognized an additional loss of approximately $6.0 million primarily as a result of changes in working capital balances. These losses are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses.  The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture.

Summary of Significant Financial Results

Significant financial results for the first quarter of the fiscal year ending March 31, 2022, include:

•
Net sales were $396.6 million compared with $495.1 million for the prior year period.
•
Operating income was $20.8 million compared with operating loss of $252.4 million for the prior year period.
•
Net loss was $30.4 million, or ($0.47) per common share, compared with net loss of $275.8 million, or $5.32 per diluted common share, for the prior year period.
•
Backlog as of June 30, 2021, was $1.85 billion. Of our existing backlog, we estimate that approximately $0.81 billion will not be shipped by June 30, 2022.
•
We used $149.5 million of cash in operating activities for the three months ended June 30, 2021, as compared with cash used from operations of $197.5 million in the comparable prior year period.

Restructuring

We have committed to several plans that incorporated the restructuring of certain of our businesses. As of March 31, 2021, with the exception of two pending facility closures to be completed in fiscal 2022 or 2023, we have substantially completed these plans. For the three months ended June 30, 2021 and 2020, we incurred $4.5 million and $15.4 million in restructuring costs, respectively. Full fiscal 2022 restructuring costs are expected to be in the range of $15.0 million.

COVID-19 Pandemic Response

We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the impacts of COVID-19 on our operations, supply chain and customers, Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and cash flows. Key factors determining the potential impacts include the severity and duration of the pandemic which could be impacted by the emergence and circulation of new variants of SARS-CoV-2, the virus that causes COVID-19; governmental, business, and individuals' actions in response to the pandemic; and the development, availability, and public acceptance of effective treatments and vaccines. These factors are not within our control. In response to the continued uncertainties arising from the impact of the COVID-19 pandemic, we have maintained certain of the cost reduction initiatives originally implemented in late fiscal 2020.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 787

The Boeing 787 program represented approximately 6% of revenue for the fiscal year ended March 31, 2021. During 2020, Boeing experienced significant reductions in deliveries due to the impacts of COVID-19 as well as production issues and associated rework. Boeing expanded the scope of its production inspections, and those inspections and associated rework have and continue to delay scheduled deliveries. While Boeing resumed deliveries of the 787 aircraft in March, Boeing announced in July 2021 that additional rework requirements on undelivered 787 aircraft had been identified and that, based on their assessment of the time required to complete the rework, the 787 production rate would temporarily be lower than five per month, gradually returning to that rate. Boeing also disclosed that China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, Boeing may be required to adjust production rate assumptions further.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of 3 aircraft per month. Of our $1.85 billion in backlog as of June 30, 2021, approximately 21% relates to the 767 program, the significant majority of which is Aerospace Structures backlog.

Boeing 747-8

As of March 31, 2020, Triumph’s production on this program has completed from its Hawthorne, California, facility, with the remaining production from its Grand Prairie, Texas, facility expected to be completed in early to mid-fiscal 2022.  Facility exit plans are underway at both locations and are expected to result in additional cost to exit of approximately $6.0 million through mid-fiscal 2022 and result in projected cash uses.

Although none of the programs noted above individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these programs will significantly dilute our future consolidated margins, although a prolonged impact of COVID-19 could result in changes in expectations.

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
•
Non-service defined benefit income or expense from our pension and other postretirement benefit plans (inclusive of certain pension related transactions such as curtailments, settlements, early retirement or other incentives) may be useful for investors to consider because they represent the cost of postretirement benefits to plan participants, net of the assumption of returns on the plan's assets and are not indicative of the cash paid for such benefits. We do not believe these earnings (expenses) necessarily reflect the current and ongoing cash earnings related to our operations.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Three Months Ended June 30,
	2021	2020
Net loss (U.S. GAAP measure)	$(30,351)	$(275,786)
Income tax expense	1,214	853
Interest expense and other	38,558	34,957
Debt extinguishment loss	9,689	—
Curtailments and special termination benefits loss, net	16,078	—
Loss on sale of assets and businesses, net	5,969	—
Amortization of acquired contract liabilities	(1,214)	(10,987)
Depreciation and amortization*	15,431	280,984
Adjusted EBITDA (non-GAAP measure)	$55,374	$30,021
Non-service defined benefit income (excluding curtailments and special termination benefits)	(14,356)	(12,416)
Adjusted EBITDAP (non-GAAP measure)	$41,018	$17,605

* Includes impairment charges related to long-lived assets in the first quarter of fiscal 2021

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$20,832	$35,546	$11,223	$(25,937)
Loss on sale of assets and businesses	5,969	—	—	5,969
Amortization of acquired contract liabilities	(1,214)	(1,202)	(12)	—
Depreciation and amortization	15,431	8,504	6,159	768
Adjusted EBITDAP	$41,018	$42,848	$17,370	$(19,200)

	Three Months Ended June 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(252,392)	$25,431	$(256,120)	$(21,703)
Amortization of acquired contract liabilities	(10,987)	(3,719)	(7,268)	—
Depreciation and amortization*	280,984	8,356	271,772	856
Adjusted EBITDAP	$17,605	$30,068	$8,384	$(20,847)

* Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2021, compared with three months ended June 30, 2020

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net sales	$396,646	$495,077
Segment operating income (loss)	$46,769	$(230,689)
Corporate expense	(25,937)	(21,703)
Total operating income (loss)	20,832	(252,392)
Interest expense and other	38,558	34,957
Debt extinguishment loss	9,689	—
Non-service defined benefit loss (income)	1,722	(12,416)
Income tax expense	1,214	853
Net loss	$(30,351)	$(275,786)

Net Sales

Organic sales adjusted for intersegment sales increased $35.4 million, or 10.7%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $91.9 million and sunsetting programs (i.e., 747-8 and G280) of $42.0 million . Organic sales increased primarily from increased sales of rotorcraft as well as initial recoveries from the impacts of the COVID-19 pandemic partially offset by decreased volume on the 787 as a result of announced production rate decreases. Net sales for the three months ended June 30, 2021, included $8.7 million in total nonrecurring revenues, as compared with $22.0 million in total nonrecurring revenues for the three months ended June 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased $21.1 million, or 8.5% offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $78.7 million and sunsetting programs of $42.6 million. Organic cost of sales increased primarily due to the increased volumes described above. Organic gross margin for the three months ended June 30, 2021, was 26.2% compared with 24.5% for the three months ended June 30, 2020. The gross margin for the three months ended June 30, 2021, increased primarily as a result of changes in sales mix.

Gross margin for the three months ended June 30, 2021, included net favorable cumulative catch-up adjustments on long-term contracts of $14.9 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $19.4 million and gross unfavorable adjustments of $4.5 million. Gross margins for the three months ended June 30, 2020, included net favorable cumulative catch-up adjustments of $3.3 million.

Segment Operating Income

Organic segment operating income increased by $288.7 million, or 116.1%, primarily due to long-lived asset impairment charges of $252.4 million in the three months ended June 30, 2020, the increased margins described above, as well as decreased administrative compensation costs of approximately $6.6 million, decreased credit losses of $3.3 million, and decreased consulting costs of $2.7 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $11.3 million.

Corporate Expense

The corporate expenses increased primarily due to increased loss on sale of assets and businesses of $6.0 million, partially offset by approximately $3.0 million in reduced administrative compensation costs.

Interest Expense and Other

Interest expense and other increased due to higher interest rates and relative debt levels. These increases were partially offset by a $3.4 million decrease in the net unfavorable change in foreign currency exchange rate losses.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due the recognition of a curtailment loss of approximately $16.0 million upon the completion of the composites and large structure manufacturing divestitures.

Income Taxes

The effective income tax rate for the three months ended June 30, 2021, was (4.2)% compared with (0.3)% for the three months ended June 30, 2020. For the three months ended June 30, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended June 30, 2021, compared with three months ended June 30, 2020

We report our financial performance based on the following two reportable segments: Systems & Support and Aerospace Structures. Our Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources.

The results of operations among our reportable segments vary due to differences in competitors, customers, extent of proprietary deliverables and performance. For example, Systems & Support, which generally includes proprietary products and/or arrangements where we become the primary source or one of a few primary sources to our customers, our unique engineering and manufacturing capabilities command a higher margin. Also, OEMs are increasingly focusing on assembly activities while outsourcing more manufacturing and repair to third parties, and as a result, are less of a competitive force than in previous years. This compares with Aerospace Structures, which generally includes long-term sole-source or preferred supplier contracts.

Refer to Note 1 for further details regarding the operations and capabilities of each of our reportable segments.

We currently generate a majority of our revenue from clients in the commercial aerospace industry, the military, the business jet industry, and the regional airline industry. Our growth and financial results are largely dependent on continued demand for our products and services from clients in these industries. If any of these industries experiences a downturn, our clients in these sectors may conduct less business with us. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three Months Ended June 30,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$258,413	$239,887	7.7%	65.2%	48.5%
Aerospace Structures	138,252	257,877	(46.4)%	34.9%	52.1%
Elimination of intersegment sales	(19)	(2,687)	99.3%	—	(0.5)%
Total net sales	$396,646	$495,077	(19.9)%	100.0%	100.0%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$35,546	$25,431	39.8%	13.8%	10.6%
Aerospace Structures	11,223	(256,120)	104.4%	8.1%	(99.3)%
Corporate	(25,937)	(21,703)	(19.5)%	n/a	n/a
Total segment operating (loss) income	$20,832	$(252,392)	108.3%	5.3%	(51.0)%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$42,848	$30,068	42.5%	16.7%	12.7%
Aerospace Structures	17,370	8,384	107.2%	12.6%	3.4%
Corporate	(19,200)	(20,847)	7.9%	n/a	n/a
	$41,018	$17,605	133.0%	10.3%	3.6%

Systems & Support:

Net Sales

Net sales increased primarily from increased sales of rotorcraft as well as initial recoveries from the impacts of the COVID-19 pandemic partially offset by decreased volume on the 787 as a result of announced production rate decreases.

Cost of Sales and Gross Margin

Cost of sales increased due to the sales increases described above. Gross margin for the three months ended June 30, 2021, was 29.6% compared with 28.7% for the three months ended June 30, 2020. Gross margin increased primarily as a result of a shift in sales mix to more profitable programs as well as a $5.3 million partial reversal of prior loss reserves.

Operating Income and Adjusted EBITDAP

Operating income increased primarily due to the increased sales and margins described above as well as a decrease in restructuring and credit losses of approximately $1.8 million and $1.7 million, respectively. The increase in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Aerospace Structures:

Net Sales

Organic net sales increased by $14.2 million, or 15.2%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $91.9 million and sunsetting programs (i.e., 747-8 and G280) of $42.0 million . Organic net sales increased due initial recoveries from the impacts of the COVID-19 pandemic. Net sales for the three months ended June 30, 2021, included $8.7 million in total nonrecurring revenues, as compared with $22.0 million in total nonrecurring revenues for the three months ended June 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales increased by $7.6 million, or 9.4%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $78.7 million and sunsetting programs of $42.6 million. The increase in organic cost of sales is due to increase in sales described above. Organic gross margin for the three months ended June 30, 2021, was 18.0% compared with 13.7% for the three months ended June 30, 2020 largely reflecting a change in sales mix. The gross margin included net favorable cumulative catch-up adjustments of $14.8 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $19.2 million and gross unfavorable adjustments of $4.4 million. The net favorable cumulative catch-up adjustment for the three months ended June 30, 2020, was $3.3 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $267.3 million, or 104.4%, primarily due to long-lived asset impairment charges of $252.4 million in the three months ended June 30, 2020, the increased margins described above, as well as decreased administrative compensation costs of approximately $4.2 million and decreased credit losses of $1.7 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $11.3 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from the long-lived asset impairment, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales increased due to the increase in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the increase in Adjusted EBITDAP margin to 12.6% from 3.4% year over year.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the three months ended June 30, 2021, we had a net cash outflow of $149.5 million from operating activities compared with a net cash outflow of $197.5 million for the three months ended June 30, 2020, an improvement of $48.0 million. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers. Cash flows included steady inventory levels and lower accounts payable. Reflecting the change in our portfolio of businesses that is a result of our strategic divestitures, working capital stability has improved in the three months ended June 30, 2021, compared with the three months ended June 30, 2020, with the exception of the fluctuations in certain liability accounts as a result of the timing of disbursements. Cash flows from operations are expected to improve over the balance of the fiscal year assuming there are no additional extended shut-downs of operations due to the pandemic. Cash flows from operations also included approximately $42.0 million in the liquidation of prior period customer advances. Interest payments were approximately $38.5 million for three months ended June 30, 2021, as compared with $13.5 million for the three months ended June 30, 2020.  The increase in interest payments was the result of higher interest rates and debt levels, as well as the specific timing of interest payments under the First Lien Notes.

Investing Cash Flows

Cash flows provided by investing activities for the three months ended June 30, 2021, increased $163.7 million from the three months ended June 30, 2020. Cash flows provided by investing activities for the three months ended June 30, 2021, included cash from the sales of assets and businesses of $180.5 million as a result of the completion of the divestiture of our composites and large structure manufacturing operations described in Note 3. As part of the activities necessary to bring the divestiture to completion, we used approximately $21.6 million net of transaction related costs to acquire the manufacturing facility in our Rayong, Thailand, operations. This facility was included in the assets transferred in the divestiture. We also used approximately $2.1 million for capital expenditures. Cash flows used in investing activities for the three months ended June 30, 2020, included cash from the sale of assets and businesses of $0.8 million with additional investing outflows from capital expenditures of $7.7 million. We currently expect full year capital expenditures in fiscal 2022 to be in the range of $25.0 million, of which approximately $22.0 million pertains to our core Systems & Support operating segment.  The majority of our fiscal 2022 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the three months ended June 30, 2021, were $360.5 million, compared with cash flows used in financing activities for the three months ended June 30, 2020, of $250.9 million. In the three months ended June 30, 2021, the following significant financing cash flow events occurred:

•
We used approximately $236.5 million to redeem 100% of the outstanding principal balance under the 2022 Notes
•
As disclosed in Note 3, under the terms of the First Lien Notes indenture, we were required to use approximately $120.0 million to redeem approximately $112.5 million of the outstanding principle balance and pay a redemption premium of approximately $7.5 million.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of June 30, 2021, we had $237.5 million of cash on hand and $50.1 million was available under our Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $24.9 million in outstanding letters of credit, all of which were accruing interest at LIBOR plus applicable basis points totaling approximately 3.50% per annum.

With the redemption of the 2022 Notes in the three months ended June 30, 2021, the 2025 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of our existing and future domestic restricted subsidiaries that is a borrower under any of our credit facilities or that guarantees any of our debt or that of any of our restricted subsidiaries, in each case incurred under any of our credit facilities.

Pursuant to the documentation governing the 2025 Notes, we may redeem, at specified redemption prices, some or all of the 2025 Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the 2025 Notes. We are obligated to offer to repurchase the Senior Notes at specified prices as a result of certain change-of-control events and a sale of all or substantially all of our assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.

The indentures governing the 2025 Notes, as well as Securitization Facility, contain covenants and restrictions that, among other things, limit our ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on our assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the 2025 Notes); and (viii) enter into transactions with affiliates. We are currently in compliance with all covenants under our debt documents and expect to remain in compliance for the foreseeable future.

The First Lien Notes, the 6.250% Senior Secured Notes due September 15, 2024 (the “2024 Notes”),and the guarantees related to the foregoing are secured, subject to permitted liens, by first-priority or second-priority liens (as applicable) on substantially all of our assets and the assets of our subsidiary guarantors (the “Collateral”). The First Lien Notes and the 2024 Notes and the related guarantees are not secured by the assets of Non-Guarantor Subsidiaries (as defined below). Some of our assets are excluded from the Collateral, including certain real property assets. Currently, our only consolidated subsidiaries that are not guarantors of the First Lien Notes, 2022 Notes, the 2024 Notes and the 2025 Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries.

For further information on our long-term debt, see Note 6.

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

Parent and Guarantor Summarized Financial Information	June 30,	March 31,
Summarized Balance Sheet	2021	2021
	in thousands
Assets
Due from non-guarantor subsidiaries	$2,463	$487
Current assets	757,946	1,211,754
Noncurrent assets	703,240	1,228,855
Noncurrent receivable from non-guarantor subsidiaries	76,956	89,959

Liabilities
Due to non-guarantor subisidiaries	51,889	15,112
Current liabilities	521,033	920,412
Noncurrent liabilities	2,137,085	2,668,680

		Three Months Ended
Summarized Statement of Operations		June 30, 2021
		in thousands
Net sales to non-guarantor subsidiaries		1,070
Net sales to unrelated parties		364,312
Gross profit		92,813
Loss from continuing operations before income taxes		(30,766)
Net loss		(30,608)

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2021, in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 20, 2021, and in our quarterly reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. There has been no material change in this information during the period covered by this report.

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

As of June 30, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1

Separation Agreement effective as of April 11, 2021, between Triumph Group, Inc. and Daniel J. Ostrosky. (incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2021)*.

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
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

* Indicates management contract or compensatory plan or arrangement.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	August 4, 2021
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	August 4, 2021
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	August 4, 2021
Thomas A. Quigley, III