Form 10-Q
period 2021-09-30
TRIUMPH GROUP INC
filed 2021-11-09
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 5, 2021, was 64,611,338.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	September 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$194,122	$589,882
Trade and other receivables, less allowance for credit losses of $8,098 and $8,095	175,267	194,066
Contract assets	150,408	134,638
Inventory, net	387,906	400,366
Prepaid expenses and other current assets	16,278	19,206
Assets held for sale	44,399	216,276
Total current assets	968,380	1,554,434
Property and equipment, net	179,079	211,369
Goodwill	516,079	521,638
Intangible assets, net	90,430	102,453
Other, net	46,749	61,041
Total assets	$1,800,717	$2,450,935
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,637	$5,247
Accounts payable	142,600	179,473
Contract liabilities	159,691	204,379
Accrued expenses	235,714	271,160
Liabilities related to assets held for sale	7,368	58,108
Total current liabilities	549,010	718,367
Long-term debt, less current portion	1,606,052	1,952,296
Accrued pension and other postretirement benefits	344,557	384,256
Deferred income taxes	7,479	7,491
Other noncurrent liabilities	122,488	207,378
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,601,735 and 64,488,674 shares issued; 64,601,353 and 64,185,001 shares outstanding	65	64
Capital in excess of par value	968,090	978,272
Treasury stock, at cost, 382 and 303,673 shares	(7)	(12,606)
Accumulated other comprehensive loss	(503,205)	(530,192)
Accumulated deficit	(1,293,812)	(1,254,391)
Total stockholders' deficit	(828,869)	(818,853)
Total liabilities and stockholders' deficit	$1,800,717	$2,450,935

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales	$357,396	$481,815	$754,042	$976,892
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	262,335	382,072	556,013	775,915
Selling, general and administrative	54,108	56,239	110,359	113,442
Depreciation and amortization	12,945	22,098	28,376	50,700
Impairment of long-lived assets	—	—	—	252,382
Restructuring	3,897	13,237	8,382	28,676
Loss on sale of assets and businesses	7,660	747	13,629	747
	340,945	474,393	716,759	1,221,862
Operating income (loss)	16,451	7,422	37,283	(244,970)
Non-service defined benefit income	(10,449)	(12,427)	(8,727)	(24,843)
Debt extinguishment loss	—	—	9,689	—
Interest expense and other, net	34,183	52,506	72,741	87,463
Loss from continuing operations before income taxes	(7,283)	(32,657)	(36,420)	(307,590)
Income tax expense	1,787	832	3,001	1,685
Net loss	$(9,070)	$(33,489)	$(39,421)	$(309,275)
Loss per share—basic:
Net loss	$(0.14)	$(0.64)	$(0.61)	$(5.95)
Weighted average common shares outstanding—basic	64,545	52,011	64,427	51,941
Loss per share—diluted:
Net loss	$(0.14)	$(0.64)	$(0.61)	$(5.95)
Weighted average common shares outstanding—diluted	64,545	52,011	64,427	51,941

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,070)	$(33,489)	$(39,421)	$(309,275)
Other comprehensive income:
Foreign currency translation adjustment	(5,692)	7,282	(2,943)	8,201
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0, $0, $0, and $0, respectively	97	—	10,440	—
Reclassification to net loss - net of expense
Amortization of net loss, net of taxes of $0, $0, $0, and $0, respectively	8,533	5,298	17,011	10,596
Recognized prior service cost (credits), net of taxes of $0, $0, $0, and $0, respectively	2,576	(1,033)	4,384	(2,066)
Total defined benefit pension plans and other postretirement benefits, net of taxes	11,206	4,265	31,835	8,530
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax expense of $0, $0, $0, and $0, respectively	(1,613)	2,772	(3,333)	6,430
Reclassification of gain (loss) included in net earnings, net of tax expense of $0, $0, $0, and $0, respectively	414	(541)	1,428	(2,099)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,199)	2,231	(1,905)	4,331
Total other comprehensive income	4,315	13,778	26,987	21,062
Total comprehensive loss	$(4,755)	$(19,711)	$(12,434)	$(288,213)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2021

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2021	64,185,001	$64	$978,272	$(12,606)	$(530,192)	$(1,254,391)	$(818,853)
Net loss	—	—	—	—	—	(30,351)	(30,351)
Foreign currency translation adjustment	—	—	—	—	2,749	—	2,749
Pension liability adjustment, net of income taxes of $0	—	—	—	—	20,629	—	20,629
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(706)	—	(706)
Share-based compensation	355,821	—	(11,505)	13,975	—	—	2,470
Repurchase of shares for share-based compensation minimum tax obligation	(116,796)	—	—	(2,336)	—	—	(2,336)
Employee stock purchase plan	9,794	—	(235)	407	—	—	172
June 30, 2021	64,433,820	$64	$966,532	$(560)	$(507,520)	$(1,284,742)	$(826,226)
Net loss	—	—	—	—	—	(9,070)	(9,070)
Foreign currency translation adjustment	—	—	—	—	(5,692)	—	(5,692)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	11,206	—	11,206
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,199)	—	(1,199)
Share-based compensation	196,674	1	1,480	1,256	—	—	2,737
Repurchase of shares for share-based compensation minimum tax obligation	(36,824)	—	—	(782)	—	—	(782)
Employee stock purchase plan	7,683	—	78	79	—	—	157
September 30, 2021	64,601,353	$65	$968,090	$(7)	$(503,205)	$(1,293,812)	$(828,869)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(39,421)	$(309,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,376	50,700
Impairment of long-lived assets	—	252,382
Amortization of acquired contract liability	(2,707)	(28,150)
Loss on sale of assets and businesses	13,629	747
Curtailments, settlements, and special termination benefits loss, net	20,046	—
Other amortization included in interest expense	5,602	19,721
Provision for credit losses	320	4,689
Share-based compensation	5,072	5,407
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	8,268	117,434
Contract assets	(9,640)	15,871
Inventories	1,783	(26,945)
Prepaid expenses and other current assets	2,292	2,938
Accounts payable, accrued expenses, and contract liabilities	(190,152)	(319,444)
Accrued pension and other postretirement benefits	(27,852)	(24,920)
Other, net	(1,142)	(878)
Net cash used in operating activities	(185,526)	(239,723)
Investing Activities
Capital expenditures	(7,481)	(12,804)
Proceeds from sale of assets and businesses	185,622	1,521
Investment in joint venture	(2,101)	—
Purchase of facility related to divested businesses	(21,550)	—
Net cash provided by (used in) investing activities	154,490	(11,283)
Financing Activities
Net decrease in revolving credit facility	—	(400,000)
Proceeds from issuance of long-term debt	—	713,900
Retirement of debt and finance lease obligations	(353,513)	(92,843)
Payment of deferred financing costs	—	(17,342)
Premium on redemption of First Lien Notes	(7,489)	—
Repurchase of shares for share-based compensation minimum tax obligation	(3,118)	(495)
Net cash (used in) provided by financing activities	(364,120)	203,220
Effect of exchange rate changes on cash	(604)	2,534
Net change in cash and cash equivalents	(395,760)	(45,252)
Cash and cash equivalents at beginning of period	589,882	485,463
Cash and cash equivalents at end of period	$194,122	$440,211

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended September 30, 2021 and 2020, are not necessarily indicative of results that may be expected for the year ending March 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2021 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on May 20, 2021.

Triumph is a Delaware corporation that, through its operating subsidiaries, designs, engineers, manufactures, and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier, and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Aerospace Structures.

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. Systems & Support also provides full life cycle solutions for commercial, regional, and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul (“MRO”) supply chain. Through its ground support equipment maintenance, component MRO, and post-production supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include repair services for metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel, and mechanical accessories. Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

Aerospace Structures consists of the Company’s operations that supply commercial, business, and regional manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings; wing boxes; fuselage panels; horizontal and vertical tails; subassemblies such as floor grids; and aircraft interior systems, including air ducting and thermal acoustic insulation systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, and conventional mechanical fasteners.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

With control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for its contracts because it best depicts the transfer of control to the customer that occurs as work progresses. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

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

For the three months ended September 30, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales by approximately $3,066 and decreased operating loss, net loss, and loss per share by approximately $7,455, $7,455, and $0.12, respectively. For the three months ended September 30, 2020, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $1,299 and decreased operating loss, net loss, and loss per share by approximately $10,052, $10,052, and $0.19, respectively.

For the six months ended September 30, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales by approximately $6,375, and decreased operating loss, net loss, and loss per share by approximately $16,910, $16,910, and $0.26, respectively. For the six months ended September 30, 2020, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $3,253, and decreased operating loss, net loss, and loss per share by approximately $13,647, $13,647, and $0.26, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military and space) represented approximately 15% and 23% of total trade accounts receivable as of September 30, 2021 and March 31, 2021, respectively. Trade and other accounts receivable from Qarbon Aerospace Inc. include receivables that largely correspond with payables associated with transition services and represented

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

approximately 12% and 0% of total trade accounts receivable as of September 30, 2021 and March 31, 2021, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the six months ended September 30, 2021, were $273,426, or 36% of net sales, of which $82,988 and $190,439 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the six months ended September 30, 2020, were $361,770, or 37% of net sales, of which $104,547 and $257,224 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when comparing the carrying value of assets held for sale with the related fair value less cost to sell (see Note 3) and to its pension and postretirement plan assets (see Note 9).

Supplemental Cash Flow Information

For the six months ended September 30, 2021, the Company paid $1,760 for income taxes, net of income tax refunds received. For the six months ended September 30, 2020, the Company paid $1,281 for income taxes, net of income tax refunds received.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2022 Divestitures and Assets Held for Sale

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

In May 2021, upon the completion of the sale of composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized an additional loss of approximately $6,000, which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses. The additional loss was primarily the result of changes in the working capital balances of the disposal group from March 31, 2021, to the date of divestiture, the final amount of which will be subject to any adjustments in the purchase price as a result of routine closing working capital adjustments and may be further adjusted as a result of closing working capital settlement. The operating results of these related operations are included within the Aerospace Structures reportable segment through the date of divestiture. As disclosed in Note 9, as a result of the completed sale of these manufacturing operations, the Company recognized a curtailment loss of approximately $16,000.

In January 2021, the Company announced the shutdown of its composites manufacturing operations located in Spokane, Washington, and began to execute the strategic exit of these facilities. The Company has entered into agreements to sell certain asset groups within the related manufacturing operations. These transactions have not been completed and the related asset groups have not yet met the relevant criteria for derecognition and therefore have been classified as held for sale as of the balance sheet date. Losses for some asset groups arising from adjustments to the carrying amounts to their estimated fair value less cost to sell were insignificant, and other asset groups are expected to result in insignificant gains upon derecognition. The total purchase price associated with these transactions is approximately $11,000, of which approximately $6,000 has been received as of September 30, 2021.

In August 2021, the Company's Board of Directors committed to a plan to sell and license certain legacy product lines of our Staverton, United Kingdom operations. The transaction includes the existing facility and select product lines associated with the site. The transaction closed in October 2021 for net proceeds of approximately $34,000 and is expected to result in an insignificant gain. The operating results of the Staverton, United Kingdom manufacturing operations are included within the Systems & Support reportable segment, and the related assets group is classified as held for sale on the accompanying condensed consolidated balance sheet.

As a result of the transactions described above, including routine closing working capital adjustments, the Company recognized approximately $8,000 in additional losses in the three months ended September 30, 2021.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Systems & Support
Satisfied over time	$114,683	$102,807	$233,664	$206,155
Satisfied at a point in time	132,582	147,286	270,804	278,234
Revenue from contracts with customers	247,265	250,093	504,468	484,389
Amortization of acquired contract liabilities	1,493	3,544	2,695	7,263
Total revenue	248,758	253,637	507,163	491,652

Aerospace Structures
Satisfied over time	$97,633	$204,180	$227,156	$447,819
Satisfied at a point in time	11,005	10,379	19,711	16,534
Revenue from contracts with customers	108,638	214,559	246,867	464,353
Amortization of acquired contract liabilities	—	13,619	12	20,887
Total revenue	108,638	228,178	246,879	485,240
	$357,396	$481,815	$754,042	$976,892

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Systems & Support
Commercial aerospace	$93,129	$95,393	$190,585	$187,573
Military	126,521	131,120	262,328	251,504
Business jets	10,521	8,708	22,878	19,082
Regional	5,315	7,112	10,588	12,987
Non-aviation	11,779	7,760	18,089	13,243
Revenue from contracts with customers	247,265	250,093	504,468	484,389
Amortization of acquired contract liabilities	1,493	3,544	2,695	7,263
Total revenue	$248,758	$253,637	$507,163	$491,652

Aerospace Structures
Commercial aerospace	$99,868	$121,550	$212,529	$262,521
Military	1,210	35,438	14,913	73,694
Business jets	6,297	54,150	16,510	120,102
Regional	1,263	3,414	2,897	8,025
Non-aviation	—	7	18	11
Revenue from contracts with customers	108,638	214,559	246,867	464,353
Amortization of acquired contract liabilities	—	13,619	12	20,887
Total revenue	108,638	228,178	246,879	485,240
	$357,396	$481,815	$754,042	$976,892

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

on the condensed consolidated balance sheets. For the three and six months ended September 30, 2021 and 2020, credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation and are recognized prospectively.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes our contract assets and liabilities balances:

	September 30, 2021	March 31, 2021	Change
Contract assets	$158,425	$139,937	$18,488
Contract liabilities	(214,729)	(305,116)	90,387
Net contract liability	$(56,304)	$(165,179)	$108,875

During the six months ended September 30, 2021, the Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $6,375. The change in contract assets is the result of revenue recognized in excess of amounts billed during the six months ended September 30, 2021. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the six months ended September 30, 2021. For the six months ended September 30, 2021, the Company recognized $68,095 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021, were $8,017 and $5,299, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021, were $55,038 and $100,737, respectively.

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

As of September 30, 2021, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,912,724	$1,059,987	$820,588	$31,965	$184

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2021	March 31, 2021
Raw materials	$49,802	$45,211
Work-in-process, including manufactured and purchased components	298,251	277,729
Finished goods	10,822	51,221
Rotable assets	29,031	26,205
Total inventories	$387,906	$400,366

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2021	March 31, 2021
Finance leases	15,728	20,125
Senior secured first lien notes due 2024	587,489	700,000
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	—	236,471
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(18,528)	(24,053)
	1,609,689	1,957,543
Less: current portion	3,637	5,247
	$1,606,052	$1,952,296

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

As of September 30, 2021, the maximum amount available under the Securitization Facility was $75,000, and the Company has the ability to reduce the facility amount to not less than $50,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At September 30, 2021, there were $0 in borrowings and $24,772 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. As of September 30, 2021, the Securitization Facility expires in December 2022.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due June 1, 2024 (the “First Lien Notes”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%. Interest is payable semiannually in cash in arrears on June 1 and December 1 of each year. The First Lien Notes are first lien secured obligations of the Company. The First Lien Notes are guaranteed on a full, senior secured, joint and several basis by each of the Company’s domestic restricted subsidiaries that guarantees either of the Company’s 2024 Notes and 2025 Notes, as defined below (the “Guarantor Subsidiaries”). In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, any holder of the First Lien Notes.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

September 30, 2021		March 31, 2021
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,609,689	$1,682,692	$1,957,543	$2,085,204

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on our existing debt (Level 2 inputs).

Interest paid on indebtedness during the six months ended September 30, 2021 and 2020, amounted to $82,570 and $52,806, respectively. The interest paid during the six months ended September 30, 2021, includes the redemption premium on the First Lien Notes of $7,489.

7. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Weighted average common shares outstanding – basic	64,545	52,011	64,427	51,941
Net effect of dilutive stock options and non-vested stock (1)	—	—	—	—
Weighted average common shares outstanding – diluted	64,545	52,011	64,427	51,941

(1) For the three and six months ended September 30, 2021 and 2020, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

8. INCOME TAXES

The Company follows the Income Taxes topic of ASC 740, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company's policy is to release the tax effects from accumulated other comprehensive income when all of the related assets or liabilities that gave rise to the accumulated other comprehensive income have been derecognized.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year. Penalties and tax-related interest expense are reported as a component of income tax expense and are not significant.

As of September 30, 2021 and March 31, 2021, the total amount of unrecognized tax benefits was $11,678 and $11,536, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of September 30, 2021, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2022 and future periods.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The effective income tax rate for the three months ended September 30, 2021, was (24.5)% as compared with (2.5)% for the three months ended September 30, 2020. The effective income tax rate for the six months ended September 30, 2021, was (8.2)% as compared with (0.5)% for the six months ended September 30, 2020. For the three and six months ended September 30, 2021, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of September 30, 2021, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for our postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit income:
Service cost	$186	$383	$378	$760
Interest cost	11,698	16,100	23,521	32,186
Expected return on plan assets	(33,377)	(34,136)	(66,832)	(68,241)
Amortization of prior service credits	26	243	68	485
Amortization of net loss	9,614	7,807	19,198	15,605
Curtailment loss	—	—	16,024	—
Settlement loss	3,826	—	3,826	—
Special termination benefits	142	—	196	—
Net periodic benefit income	$(7,885)	$(9,603)	$(3,621)	$(19,205)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,349 and $4,698 for the three and six months ended September 30, 2021, respectively.

Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the expected future service of certain defined benefit pension plan participants was curtailed and certain participants became eligible for subsidized early retirement benefits under the terms of the relevant plan. As a result, the Company performed an interim remeasurement and recognized a onetime pension curtailment charge of approximately $16,024 which is presented in non-service defined benefit income on the accompanying condensed consolidated statement of operations for six months ended September 30, 2021

Effective August 31, 2021, the Company settled the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto. The settlement resulted in the recognition of prior noncash actuarial losses of approximately $3,826 in the three months ended September 30, 2021. The settlement's impact on the accompanying condensed consolidated balance sheets was insignificant as the plan's assets were materially consistent with the pension obligation.

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and six months ended September 30, 2021 and 2020, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
June 30, 2021	$(39,412)	$309	$(468,417)		$(507,520)
Other comprehensive income before reclassifications	(5,692)	(1,613)	97		(7,208)
Amounts reclassified from AOCI	—	414	11,109	(2)	11,523
Net current period OCI	(5,692)	(1,199)	11,206		4,315
September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)

June 30, 2020	$(61,126)	$(2,203)	$(675,835)		$(739,164)
Other comprehensive income before reclassifications	7,282	2,772	—		10,054
Amounts reclassified from AOCI	—	(541)	4,265	(2)	3,724
Net current period OCI	7,282	2,231	4,265		13,778
September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)

March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
Other comprehensive income before reclassifications	(2,943)	(3,333)	10,440		4,164
Amounts reclassified from AOCI	—	1,428	21,395	(2)	22,823
Net current period OCI	(2,943)	(1,905)	31,835		26,987
September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)

March 31, 2020	$(62,045)	$(4,303)	$(680,100)		$(746,448)
Other comprehensive income before reclassifications	8,201	6,430	—		14,631
Amounts reclassified from AOCI	—	(2,099)	8,530	(2)	6,431
Net current period OCI	8,201	4,331	8,530		21,062
September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service costs, which are included in net periodic pension income. Refer to Note 9 for additional disclosure regarding our postretirement benefit plans.

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

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$357,396	$—	$248,758	$108,638
Intersegment sales (eliminated in consolidation)	—	(28)	23	5
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	52,066	—	45,047	7,019

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(12,945)	(1,091)	(8,440)	(3,414)
Interest expense and other, net	(34,183)
Corporate expenses	(13,678)
Share-based compensation expense	(2,825)
Loss on sale of assets and businesses	(7,660)
Amortization of acquired contract liabilities	1,493
Non-service defined benefit income	10,449
Loss before income taxes	(7,283)

Total capital expenditures	$5,369	$156	$2,655	$2,558
Total assets	$1,800,717	$164,039	$1,431,193	$205,485

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$481,815	$—	$253,637	$228,178
Intersegment sales (eliminated in consolidation)	—	(1,134)	534	600
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	31,208	—	34,169	(2,961)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(22,098)	(807)	(8,121)	(13,170)
Interest expense and other, net	(52,506)
Corporate expenses	(15,483)
Share-based compensation expense	(2,621)
Loss on sale of assets and businesses	(747)
Amortization of acquired contract liabilities	17,163
Non-service defined benefit income	12,427

Loss before income taxes	(32,657)

Total capital expenditures	$5,081	$232	$3,228	$1,621

	Six Months Ended September 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$754,042	$—	$507,163	$246,879
Intersegment sales (eliminated in consolidation)	—	(47)	31	16
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	112,284	—	87,895	24,389

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(28,376)	(1,859)	(16,944)	(9,573)
Interest expense and other, net	(72,741)
Corporate expenses	(30,631)
Share-based compensation expense	(5,072)
Loss on sale of assets and businesses	(13,629)
Amortization of acquired contract liabilities	2,707
Non-service defined benefit income	8,727
Debt extinguishment loss	(9,689)

Loss before income taxes	(36,420)

Total capital expenditures	$7,481	$514	$3,757	$3,210

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended September 30, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$976,892	$—	$491,652	$485,240
Intersegment sales (eliminated in consolidation)	—	(3,821)	2,406	1,415
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	69,660	—	64,237	5,423

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(50,700)	(1,663)	(16,477)	(32,560)
Interest expense and other, net	(87,463)
Corporate expenses	(33,544)
Share-based compensation expense	(5,407)
Loss on sale of assets and businesses	(747)
Amortization of acquired contract liabilities	28,150
Non-service defined benefit income	24,843
Impairment of long-lived assets	(252,382)

Loss before income taxes	(307,590)

Total capital expenditures	$12,804	$643	$9,511	$2,650

During the three months ended September 30, 2021 and 2020, the Company had foreign sales of $81,119 and $96,734, respectively. During the six months ended September 30, 2021 and 2020, the Company had foreign sales of $158,043 and $188,931, respectively.

12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in disputes; claims; and lawsuits with employees, suppliers, and customers; as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties, or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

As the Company completes its restructuring plans as disclosed in Note 13, including the disposal of certain facilities, the Company may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, the Company participates in a multiemployer pension plan for the benefit of certain represented employees at its Spokane, Washington, composites manufacturing operations. Under the terms of the multiemployer pension plan, it is reasonably possible that the Company will trigger a withdrawal liability related to the exit of the related facilities and termination of the affected employees. The amount of this potential liability is determined based on the funded status of the plan at the time of withdrawal from the plan. The funded status of the plan is measured by estimating the value of the plan's assets and liabilities, and these values can change significantly based on market conditions and changes in actuarial assumptions made by the plan sponsor. If a withdrawal liability is triggered, the obligation would likely be satisfied through annual payments over a period of at least ten years.

13. RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the six months ended September 30, 2021, the Company incurred costs of $1,048, $6,902, and $432, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

restructuring costs of $8,382. The restructuring costs represent third-party facility closures, third-party consulting costs, and severance. The Company estimates that it will incur consolidated restructuring costs of approximately $15,000 for the fiscal year ended March 31, 2022, with the majority of the remaining costs associated with Aerospace Structures facility closures.

14. SUBSEQUENT EVENTS

As disclosed in Note 3, subsequent to September 30, 2021, the Company completed the sale and licensing of certain legacy product lines of our Staverton, United Kingdom operations. The transaction includes the existing facility and select product lines associated with the site. Net proceeds on the transactions are approximately $34,000. In October 2021, the Company used approximately $26,000 of the net proceeds to redeem approximately $24,300 aggregate principal amount of the First Lien Notes at a redemption price of 106.656%, plus accrued and unpaid interest. The redemption was required by the terms of the First Lien Notes, and following the redemption, approximately $563,200 aggregate principal amount of First Lien Notes remain outstanding.

In November 2021, the Company amended the Securitization Facility, increasing the purchase limit from $75,000 to $100,000, modifying certain other terms to increase eligible receivables and availability, and extending the term through November 2024.

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

As disclosed in Note 3, in May 2021 we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas. The related assets and liabilities associated with these divestitures were classified as held for sale as of March 31, 2021, and we recognized combined net losses of approximately $102.5 million in the year ended March 31, 2021. Upon the completion of the divestiture, we recognized an additional loss of approximately $6.0 million primarily as a result of changes in working capital balances. These losses are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses. The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture. Refer to Note 3 for a discussion of other less significant divestitures occurring through and subsequent to September 30, 2021. The Company recognized an additional loss in the three months ended September 30, 2021, of approximately $7.7 million as a result of its current year divestiture transactions.

Summary of Significant Financial Results

Significant financial results for the second quarter of the fiscal year ending March 31, 2022, include:

•
Net sales were $357.4 million compared with $481.8 million for the prior year period.
•
Operating income was $16.5 million compared with $7.4 million for the prior year period.
•
Net loss was $9.1 million, or ($0.14) per common share, compared with $33.5 million, or ($0.64) per common share, for the prior year period.
•
Backlog as of September 30, 2021, was $1.94 billion. Of our existing backlog, we estimate that approximately $865.6 million will not be shipped by September 30, 2022.
•
We used $185.5 million of cash in operating activities for the six months ended September 30, 2021, as compared with cash used in operations of $239.7 million in the comparable prior year period.

Restructuring

We have committed to several plans that incorporated the restructuring of certain of our businesses. As of March 31, 2021, with the exception of two pending facility closures to be completed in fiscal 2022 or 2023, we have substantially completed these plans. For the six months ended September 30, 2021 and 2020, we incurred $8.4 million and $28.7 million in restructuring costs, respectively. Full fiscal 2022 restructuring costs are expected to be in the range of $15.0 million.

COVID-19 Pandemic Response

We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the impacts of the COVID-19 pandemic on our operations, supply chain, and customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and cash flows. Key factors determining the potential impacts include the severity and duration of the pandemic which could be impacted by the emergence and circulation of new variants of SARS-CoV-2, the virus that causes COVID-19; governmental, business, and individuals' actions in response to the pandemic; and the development, availability, and public acceptance of effective treatments and vaccines. These factors are not within our control. In response to the continued

uncertainties arising from the impact of the COVID-19 pandemic, we have maintained certain of the cost reduction initiatives originally implemented in late fiscal 2020.

Pursuant to the Biden Administration’s Executive Order 14042, all U.S. based employees of Triumph and certain of its suppliers, industry partners, and contractors working directly or indirectly on covered government contracts, or working at a facility where those contracts are performed, administered, or otherwise supported, must be fully vaccinated, or have an approved medical or religious accommodation. This includes employees who telework. We have determined the January 4, 2021, deadline for vaccination will apply to all U.S. sites. We are in the process of executing this executive order across our workforce and actively taking steps to assess and mitigate risks arising from vaccine requirements. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition for us or our suppliers. If attrition is significant, our operations and ability to execute on our contracts could be adversely affected.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 787

The Boeing 787 program represented approximately 6% of revenue for the fiscal year ended March 31, 2021. During 2020, Boeing experienced significant reductions in deliveries due to the impacts of the COVID-19 pandemic as well as production issues and associated rework. Boeing expanded the scope of its production inspections, and those inspections and associated rework have and continue to delay scheduled deliveries. While Boeing resumed deliveries of the 787 aircraft in March, Boeing announced in July 2021 that additional rework requirements on undelivered 787 aircraft had been identified and that, based on their assessment of the time required to complete the rework, the 787 production rate would temporarily be reduced to two per month, gradually returning to a higher rate. Boeing also disclosed that China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, Boeing may be required to adjust production rate assumptions further.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Of our $1.94 billion in backlog as of September 30, 2021, approximately 24% relates to the 767 program, the significant majority of which is Aerospace Structures backlog.

Boeing 747-8

Production on this program has substantially completed as of September 30, 2021. Facility exit plans are underway and expected to result in additional cost to exit of approximately $5.0 million through fiscal 2022 and result in projected cash uses.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss (U.S. GAAP measure)	$(9,070)	$(33,489)	$(39,421)	$(309,275)
Income tax expense	1,787	832	3,001	1,685
Interest expense and other	34,183	52,506	72,741	87,463
Debt extinguishment loss	—	—	9,689	—
Pension settlement, curtailment, and special termination benefit charges	3,968	—	20,046	—
Loss on sale of assets and businesses, net	7,660	747	13,629	747
Amortization of acquired contract liabilities	(1,493)	(17,163)	(2,707)	(28,150)
Depreciation and amortization*	12,945	22,098	28,376	303,082
Adjusted EBITDA (non-GAAP measure)	$49,980	$25,531	$105,354	$55,552
Non-service defined benefit income (excluding curtailments and special termination benefits)	(14,417)	(12,427)	(28,773)	(24,843)
Adjusted EBITDAP (non-GAAP measure)	$35,563	$13,104	$76,581	$30,709

* Includes impairment charges related to long-lived assets in the first quarter of fiscal 2021

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$16,451	$38,100	$3,605	$(25,254)
Loss on sale of assets and businesses	7,660	—	—	7,660
Amortization of acquired contract liabilities	(1,493)	(1,493)	—	—
Depreciation and amortization	12,945	8,440	3,414	1,091
Adjusted EBITDAP	$35,563	$45,047	$7,019	$(16,503)

	Three Months Ended September 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$7,422	$29,592	$(2,512)	$(19,658)
Loss on sale of assets and businesses	747	—	—	747
Amortization of acquired contract liabilities	(17,163)	(3,544)	(13,619)	—
Depreciation and amortization	22,098	8,121	13,170	807
Adjusted EBITDAP	$13,104	$34,169	$(2,961)	$(18,104)

	Six Months Ended September 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$37,283	$73,646	$14,828	$(51,191)
Loss on sale of assets and businesses	13,629	—	—	13,629
Amortization of acquired contract liabilities	(2,707)	(2,695)	(12)	—
Depreciation and amortization	28,376	16,944	9,573	1,859
Adjusted EBITDAP	$76,581	$87,895	$24,389	$(35,703)

	Six Months Ended September 30, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(244,970)	$55,023	$(258,632)	$(41,361)
Loss on sale of assets and businesses	747	—	—	747
Amortization of acquired contract liabilities	(28,150)	(7,263)	(20,887)	—
Depreciation and amortization*	303,082	16,477	284,942	1,663
Adjusted EBITDAP	$30,709	$64,237	$5,423	$(38,951)

* Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended September 30, 2021, compared with three months ended September 30, 2020

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Net sales	$357,396	$481,815
Segment operating income	$41,705	$27,080
Corporate expense	(25,254)	(19,658)
Total operating income	16,451	7,422
Interest expense and other	34,183	52,506
Non-service defined benefit income	(10,449)	(12,427)
Income tax expense	1,787	832
Net loss	$(9,070)	$(33,489)

Net Sales

Organic sales adjusted for intersegment sales decreased $6.7 million, or 1.9%, with additional declines from the composites and large structure manufacturing operations and G650 divestitures of $83.6 million and sunsetting programs (i.e., 747-8 and G280) of $34.2 million. Organic sales decreased primarily from decreased volume on the 787 as a result of an announced production pause and decreased volume as a result of the exit of our Spokane, Washington, operations. These decreases were partially offset by increased repair & overhaul services and increased commercial narrow body production. Net sales for the three months ended September 30, 2021, included $7.9 million in total nonrecurring revenues, as compared with $11.9 million in total nonrecurring revenues for the three months ended September 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased $18.8 million, or 6.9% with additional declines from the composites and large structure manufacturing operations and G650 divestitures of $69.4 million and sunsetting programs of $31.6 million. Organic cost of sales decreased primarily due to $13.9 million in reduced acquired contract reserves as well as the decreased volumes described above, partially offset by increased inventory reserves. Organic gross margin for the three months ended September 30, 2021, was 25.7% compared with 21.6% for the three months ended September 30, 2020. The gross margin for the three months ended September 30, 2021, increased primarily as a result of the net reduction in reserves described above.

Gross margin for the three months ended September 30, 2021, included net favorable cumulative catch-up adjustments on long-term contracts of $7.5 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $11.7 million and gross unfavorable adjustments of $4.3 million. Gross margins for the three months ended September 30, 2020, included net favorable cumulative catch-up adjustments of $10.1 million.

Segment Operating Income

Organic segment operating income increased by $29.9 million, or 755.9%, primarily due to the increased margins described above, as well as decreased depreciation and amortization expense of approximately $9.4 million, decreased rent expense of $3.2 million, decreased research and development costs of $2.7 million, and decreased information technology costs of $2.4 million. The divestitures and sunsetting programs resulted in decreases to operating income of approximately $15.3 million.

Corporate Expense

Corporate expenses increased primarily due to increased loss on sale of assets and businesses of $6.9 million.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of current period redemptions as well as favorable changes in foreign currency exchange rates of approximately $1.6 million.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due to the recognition of settlement losses of approximately $4.0 million resulting from the settlement of the fully-funded pension obligation we retained subsequent to our fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto.

Income Taxes

The effective income tax rate for the three months ended September 30, 2021, was (24.5)% compared with (2.5)% for the three months ended September 30, 2020. For the three months ended September 30, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended September 30, 2021, compared with three months ended September 30, 2020

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

	Three Months Ended September 30,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$248,781	$254,171	(2.1)%	69.6%	52.8%
Aerospace Structures	108,643	228,778	(52.5)%	30.4%	47.5%
Elimination of intersegment sales	(28)	(1,134)	97.5%	(0.0)%	(0.3)%
Total net sales	$357,396	$481,815	(25.8)%	100.0%	100.0%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$38,100	$29,592	28.8%	15.3%	11.6%
Aerospace Structures	3,605	(2,512)	243.5%	3.3%	(1.1)%
Corporate	(25,254)	(19,658)	(28.5)%	n/a	n/a
Total segment operating (loss) income	$16,451	$7,422	121.7%	4.6%	1.5%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$45,047	$34,169	31.8%	18.2%	13.6%
Aerospace Structures	7,019	(2,961)	337.1%	6.5%	(1.4)%
Corporate	(16,503)	(18,104)	8.8%	n/a	n/a
	$35,563	$13,104	171.4%	10.0%	2.8%

Systems & Support:

Net Sales

Net sales decreased primarily from decreased volume on the 787 as a result of an announced production pause partially offset by increased repair and overhaul services as well as initial recoveries from the impacts of the COVID-19 pandemic.

Cost of Sales and Gross Margin

Cost of sales decreased by $18.4 million, or 9.8%, primarily due to $13.9 million in reduced acquired contract reserves as well as the decreased volumes described above, partially offset by increased inventory reserves. Gross margin for the three months ended September 30, 2021, was 32.2% compared with 26.4% for the three months ended September 30, 2020. Gross margin increased primarily as a result of the net reduction in reserves.

Operating Income and Adjusted EBITDAP

Operating income increased primarily due to the increased margins described above partially offset by increased compensation costs of approximately $4.3 million due to the lapsing of prior year austerity measures. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Aerospace Structures:

Net Sales

Organic net sales decreased by $2.4 million, or 2.6%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $83.6 million and sunsetting programs (i.e., 747-8 and G280) of $34.2 million. Net sales for the three months ended September 30, 2021, included $7.9 million in total nonrecurring revenues, as compared with $11.9 million in total nonrecurring revenues for the three months ended September 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales decreased by $1.5 million, or 1.7%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $69.4 million and sunsetting programs of $31.6 million. Organic gross margin for the three months ended September 30, 2021, was 7.9% compared with 8.6% for the three months ended September 30, 2020. The gross margin included net favorable cumulative catch-up adjustments of $7.6 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $11.3 million and gross unfavorable adjustments of $3.7 million. The net favorable cumulative catch-up adjustment for the three months ended September 30, 2020, was $9.1 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $21.4 million, or 83.6%, primarily due to decreased depreciation and amortization expense of approximately $9.8 million, decreased rent expense of approximately $3.2 million, decreased information technology costs of approximately $2.4 million, decreased research and development costs of approximately $2.2 million, decreased credit losses of approximately $1.8 million, and decreased compensation costs of approximately $1.6 million on lower headcount. The divestitures and sunsetting programs resulted in decreases to operating income of approximately $15.3 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from decreased depreciation and amortization, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales increased due to the increase in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the increase in Adjusted EBITDAP margin.

Six months ended September 30, 2021, compared with six months ended September 30, 2020

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Net sales	$754,042	$976,892
Segment operating income (loss)	$88,474	$(203,609)
Corporate expenses	(51,191)	(41,361)
Total operating income (loss)	37,283	(244,970)
Interest expense and other	72,741	87,463
Debt extinguishment loss	9,689	—
Non-service defined benefit income	(8,727)	(24,843)
Income tax expense	3,001	1,685
Net loss	$(39,421)	$(309,275)

Net Sales

Organic sales adjusted for intersegment sales increased $28.8 million, or 4.2%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $175.5 million and sunsetting programs (i.e., 747-8 and G280) of $76.1 million. Organic sales increased primarily from increased repair and overhaul services and increased production rates on commercial narrow body platforms, partially offset by decreased volume on the 787 as a result of an announced production pause. Net sales for the six months ended September 30, 2021, included $16.6 million in total nonrecurring revenues, as compared with $33.9 million in total nonrecurring revenues for the six months ended September 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased $2.4 million, or 0.5%, with additional declines from the composites and large structure manufacturing operations and G650 divestitures of $148.0 million and sunsetting programs of $74.2 million. Organic cost of sales decreased primarily due to approximately $19.2 million in reduced acquired contract reserves partially offset by the increased volumes described above, Organic gross margin for the six months ended September 30, 2021, was 25.9% compared with 23.0% for the six months ended September 30, 2020. The gross margin for the six months ended September 30, 2021, increased primarily as a result of the reduction in acquired contract reserves.

Gross margin for the six months ended September 30, 2021, included net favorable cumulative catch-up adjustments on long-term contracts of $16.9 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $23.3 million and gross unfavorable adjustments of $6.4 million. Gross margins for the six months ended September 30, 2020, included net favorable cumulative catch-up adjustments of $13.6 million.

Segment Operating Income

Organic segment operating income increased by $318.7 million, or 130.2%, primarily due to long-lived asset impairment charges of $252.4 million in the six months ended September 30, 2020, the increased margins described above, as well as decreased depreciation and amortization expense of approximately $22.3 million, decreased credit losses of approximately $4.4 million, and decreased rent expense of approximately $3.4 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $26.6 million.

Corporate Expense

The corporate expenses increased primarily due to increased loss on sale of assets and businesses of $12.9 million, partially offset by approximately $2.6 million in reduced compensation costs on lower headcount.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of current period redemptions as well as favorable changes in foreign currency exchange rates of approximately $5.0 million.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due the recognition of curtailment and settlement losses of approximately $20.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures and the settlement of the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto.

Income Taxes

The effective income tax rate for the six months ended September 30, 2021, was (8.2)% compared with (0.5)% for the six months ended September 30, 2020. For the six months ended September 30, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Six months ended September 30, 2021, compared with six months ended September 30, 2020

	Six Months Ended September 30,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$507,194	$494,058	2.7%	67.3%	50.6%
Aerospace Structures	246,895	486,655	(49.3)%	32.7%	49.8%
Elimination of intersegment sales	(47)	(3,821)	98.8%	(0.0)%	(0.4)%
Total net sales	$754,042	$976,892	(22.8)%	100.0%	100.0%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$73,646	$55,023	33.9%	14.5%	11.1%
Aerospace Structures	14,828	(258,632)	105.7%	6.0%	(53.1)%
Corporate	(51,191)	(41,361)	(23.8)%	n/a	n/a
Total segment operating income (loss)	$37,283	$(244,970)	115.2%	4.9%	(25.1)%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$87,895	$64,237	36.8%	17.4%	13.2%
Aerospace Structures	24,389	5,423	349.7%	9.9%	1.2%
Corporate	(35,703)	(38,951)	8.3%	n/a	n/a
	$76,581	$30,709	149.4%	10.2%	3.2%

Systems & Support:

Net Sales

Net sales increased primarily from increased repair and overhaul services as well as increased production rates on commercial narrow body platforms, partially offset by decreased volume on the 787 as a result of an announced production pause.

Cost of Sales and Gross Margin

Cost of sales decreased by $7.5 million, or 2.1%, due to approximately $19.2 million in reduced acquired contract reserves partially offset by the increased volumes described above and increased inventory reserves. Gross margin for the six months ended September 30, 2021, was 30.9% compared with 27.5% for the six months ended September 30, 2020. Gross margin increased primarily as a result of the net reduction in reserves.

Operating Income and Adjusted EBITDAP

Operating income increased primarily due to the increased sales and margins described above as well as decreased consulting costs of approximately $1.1 million and decreased credit losses of $0.9 million, partially offset by an increase in compensation cost of approximately $4.8 million. The increase in Adjusted EBITDAP year over year is due to the same factors that decreased operating income.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Aerospace Structures:

Net Sales

Organic net sales increased by $11.8 million, or 6.3%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $175.5 million and sunsetting programs (i.e., 747-8 and G280) of $76.1 million. Organic net sales increased due initial recoveries from the impacts of the COVID-19 pandemic. Net sales for the six months ended September 30, 2021, included $16.6 million in total nonrecurring revenues, as compared with $33.9 million in total nonrecurring revenues for the six months ended September 30, 2020.

Cost of Sales and Gross Margin

Organic cost of sales increased by $6.1 million, or 3.7%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $148.0 million and sunsetting programs of $74.2 million. The increase in organic cost of sales is due to increase in sales described above. Organic gross margin for the six months ended September 30, 2021, was 13.4% compared with 11.1% for the six months ended September 30, 2020 largely reflecting a change in sales mix. The gross margin included net favorable cumulative catch-up adjustments of $16.9 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $23.0 million and gross unfavorable adjustments of $6.1 million. The net favorable cumulative catch-up adjustment for the six months ended September 30, 2020, was $12.7 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $300.0 million, or 100.1%, primarily due to long-lived asset impairment charges of $252.4 million in the six months ended September 30, 2020, the increased margins described above, as well as decreased depreciation and amortization expense of approximately $23.0 million, decreased compensation costs of approximately $5.8 million, decreased credit losses of approximately $3.5 million, decreased rent expense of approximately $3.4 million, decreased research and development costs of approximately $2.5 million, and decreased information technology costs of approximately $2.4 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $26.6 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from the long-lived asset impairment and depreciation and amortization expense, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales increased due to the increase in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the increase in Adjusted EBITDAP margin.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the six months ended September 30, 2021, we had a net cash outflow of $185.5 million from operating activities compared with a net cash outflow of $239.7 million for the six months ended September 30, 2020, an improvement of $54.2 million. Cash flows from operations were unfavorably impacted by increased disbursements to our suppliers relative to the receipts from our customers. Cash flows included stable inventory levels and lower accounts payable. Reflecting the change in our portfolio of businesses that is a result of our strategic divestitures, working capital stability has improved in the six months ended September 30, 2021, compared with the six months ended September 30, 2020, with the exception of the fluctuations in certain liability accounts as a result of the timing of disbursements. Cash flows from operations are expected to improve over the balance of the fiscal year assuming there are no additional extended shut-downs of operations due to the pandemic. Cash flows from operations also included approximately $41.6 million in the liquidation of prior period customer advances. Interest payments were approximately $75.1 million for six months ended September 30, 2021, as compared with $52.8 million for the six months ended September 30, 2020. The increase in interest payments was the specific timing of interest payments under the First Lien Notes and the 2022 Notes as compared with the related redemptions disclosed in Note 6.

Investing Cash Flows

Cash flows provided by investing activities for the six months ended September 30, 2021, increased $165.8 million from the six months ended September 30, 2020. Cash flows provided by investing activities for the six months ended September 30, 2021, included cash from the sales of assets and businesses of $185.6 million as a result of the completion of the divestiture of our composites and large structure manufacturing operations and the asset sales associated with the exit of our Spokane, Washington manufacturing operations as described in Note 3. As part of the activities necessary to bring the composites and large structure manufacturing operations divestiture to completion, we used approximately $21.6 million net of transaction related costs to acquire the manufacturing facility in our Rayong, Thailand, operations. This facility was included in the assets transferred in the divestiture. We also used approximately $7.5 million for capital expenditures and $2.1 million as part of the formation of a joint venture to which future cash and non-cash contributions are expected to be insignificant. Cash flows used in investing activities for the six months ended September 30, 2020, included cash from the sale of assets and businesses of $1.5 million with additional investing outflows from capital expenditures of $12.8 million. We currently expect full year capital expenditures in fiscal 2022 to be in the range of $25.0 million, of which approximately $21.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2022 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the six months ended September 30, 2021, were $364.1 million, compared with cash flows provided by financing activities for the six months ended September 30, 2020, of $203.2 million. In the six months ended September 30, 2021, the following significant financing cash flow events occurred:

•
We used approximately $236.5 million to redeem 100% of the outstanding principal balance under the 2022 Notes
•
As disclosed in Note 3, under the terms of the First Lien Notes indenture, we were required to use approximately $120.0 million to redeem approximately $112.5 million of the outstanding principle balance and pay a redemption premium of approximately $7.5 million.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of September 30, 2021, we had $194.1 million of cash on hand and $50.2 million was available under our Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $24.8 million in outstanding letters of credit, all of which were accruing interest at LIBOR plus applicable basis points totaling approximately 3.50% per annum.

As disclosed in Note 12, the exit of our composites manufacturing operations in Spokane, Washington could trigger a multiemployer pension plan withdrawal obligation that, if incurred, would likely be satisfied through annual payments over a period of at least ten years.

As disclosed in Note 14, subsequent to September 30, 2021, we completed the sale and licensing of certain legacy product lines of our Staverton, United Kingdom operations. The transaction includes the existing facility and select product lines associated with the site. Net proceeds on the transactions are approximately $34.0 million. In October 2021, we used approximately $26.0 million of the net proceeds to redeem approximately $24.3 million aggregate principal amount of the First Lien Notes at a redemption price of 106.656%, plus accrued and unpaid interest. The redemption was required by the terms of the First Lien Notes, and following the redemption, approximately $563.2 million aggregate principal amount of First Lien Notes remains outstanding.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. As of September 30, 2021, we had deferred approximately $18.0 million in social security tax payments. The deferred amounts are recorded within accrued expenses and within other noncurrent liabilities on our condensed consolidated balance sheet as of September 30, 2021.

During the quarter ended September 30, 2021, under the terms of the American Manufacturing Jobs Protection Program, we filed an application with the Department of Transportation ("DOT") for possible funding in the range of $20.0 million to cover the compensation costs for certain groups within our U.S. employee base for up to six months. In November 2021, we were deemed eligible for receipt of funds under the program. We are evaluating the terms and conditions governing the receipt and use of these funds that, if received, would primarily offset our direct labor costs and enhance our liquidity.

With the redemption of the 2022 Notes in the six months ended September 30, 2021, the 2025 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of our existing and future domestic restricted subsidiaries that is a borrower under any of our credit facilities or that guarantees any of our debt or that of any of our restricted subsidiaries, in each case incurred under any of our credit facilities.

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

In November 2021, the Company amended the Securitization Facility, increasing the purchase limit from $75.0 million to $100.0 million, modifying certain other terms to increase eligible receivables and availability, and extending the term through November 2024.

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

Parent and Guarantor Summarized Financial Information	September 30,	March 31,
Summarized Balance Sheet	2021	2021
	in thousands
Assets
Due from non-guarantor subsidiaries	$3,292	$441
Current assets	695,004	1,232,055
Noncurrent assets	686,573	748,480
Noncurrent receivable from non-guarantor subsidiaries	80,662	107,059

Liabilities
Due to non-guarantor subsidiaries	51,283	14,556
Current liabilities	508,378	664,260
Noncurrent liabilities	2,071,494	2,556,915

		Six Months Ended
Summarized Statement of Operations		September 30, 2021
		in thousands
Net sales to non-guarantor subsidiaries		2,052
Net sales to unrelated parties		691,376
Gross profit		179,224
Loss from continuing operations before income taxes		(34,992)
Net loss		(35,597)

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

As of September 30, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	November 8, 2021
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	November 8, 2021
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	November 8, 2021
Thomas A. Quigley, III