Form 10-Q
period 2021-12-31
TRIUMPH GROUP INC
filed 2022-02-09
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2021

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on February 7, 2022, was 64,630,111.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$206,139	$589,882
Trade and other receivables, less allowance for credit losses of $7,785 and $8,095	158,871	194,066
Contract assets	150,755	134,638
Inventory, net	394,532	400,366
Prepaid expenses and other current assets	14,922	19,206
Assets held for sale	3,029	216,276
Total current assets	928,248	1,554,434
Property and equipment, net	178,663	211,369
Goodwill	515,773	521,638
Intangible assets, net	87,679	102,453
Other, net	42,176	61,041
Total assets	$1,752,539	$2,450,935
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,534	$5,247
Accounts payable	168,894	179,473
Contract liabilities	160,982	204,379
Accrued expenses	229,750	271,160
Liabilities related to assets held for sale	—	58,108
Total current liabilities	563,160	718,367
Long-term debt, less current portion	1,584,989	1,952,296
Accrued pension and other postretirement benefits	322,874	384,256
Deferred income taxes	7,426	7,491
Other noncurrent liabilities	86,128	207,378
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,613,402 and 64,488,674 shares issued; 64,613,232 and 64,185,001 shares outstanding	65	64
Capital in excess of par value	970,787	978,272
Treasury stock, at cost, 170 and 303,673 shares	(10)	(12,606)
Accumulated other comprehensive loss	(496,306)	(530,192)
Accumulated deficit	(1,286,574)	(1,254,391)
Total stockholders' deficit	(812,038)	(818,853)
Total liabilities and stockholders' deficit	$1,752,539	$2,450,935

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$319,249	$425,994	$1,073,291	$1,402,886
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	232,328	340,753	788,341	1,116,668
Selling, general and administrative	42,416	48,747	152,775	162,189
Depreciation and amortization	11,659	22,119	40,035	72,819
Impairment of long-lived assets	—	—	—	252,382
Restructuring	4,649	4,071	13,031	32,747
Loss on sale of assets and businesses	—	45,273	13,629	46,020
	291,052	460,963	1,007,811	1,682,825
Operating income (loss)	28,197	(34,969)	65,480	(279,939)
Non-service defined benefit income	(14,400)	(12,432)	(23,127)	(37,275)
Debt extinguishment loss	1,935	—	11,624	—
Interest expense and other, net	32,319	44,881	105,060	132,344
Income (loss) from continuing operations before income taxes	8,343	(67,418)	(28,077)	(375,008)
Income tax expense	1,105	698	4,106	2,383
Net income (loss)	$7,238	$(68,116)	$(32,183)	$(377,391)
Earnings (loss) per share—basic:
Net income (loss)	$0.11	$(1.30)	$(0.50)	$(7.24)
Weighted average common shares outstanding—basic	64,621	52,488	64,486	52,126
Earnings (loss) per share—diluted:
Net income (loss)	$0.11	$(1.30)	$(0.50)	$(7.24)
Weighted average common shares outstanding—diluted	65,096	52,488	64,486	52,126

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$7,238	$(68,116)	$(32,183)	$(377,391)
Other comprehensive income:
Foreign currency translation adjustment	(776)	12,637	(3,719)	20,838
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0, $0, $0, and $0, respectively	—	—	10,440	—
Reclassification to net income (loss) - net of expense
Amortization of net loss, net of taxes of $0, $0, $0, and $0, respectively	8,514	5,298	25,525	15,894
Recognized prior service (credits) cost, net of taxes of $0, $0, $0, and $0, respectively	(1,250)	(1,033)	3,134	(3,099)
Total defined benefit pension plans and other postretirement benefits, net of taxes	7,264	4,265	39,099	12,795
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax expense of $0, $0, $0, and $0, respectively	662	1,878	(2,670)	8,308
Reclassification of (loss) gain included in net earnings, net of tax expense of $0, $0, $0, and $0, respectively	(251)	437	1,176	(1,662)
Net unrealized gain (loss) on cash flow hedges, net of tax	411	2,315	(1,494)	6,646
Total other comprehensive income	6,899	19,217	33,886	40,279
Total comprehensive income (loss)	$14,137	$(48,899)	$1,703	$(337,112)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2021

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2021	64,185,001	$64	$978,272	$(12,606)	$(530,192)	$(1,254,391)	$(818,853)
Net loss	—	—	—	—	—	(30,351)	(30,351)
Foreign currency translation adjustment	—	—	—	—	2,749	—	2,749
Pension liability adjustment, net of income taxes of $0	—	—	—	—	20,629	—	20,629
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(706)	—	(706)
Share-based compensation	355,821	—	(11,505)	13,975	—	—	2,470
Repurchase of shares for share-based compensation minimum tax obligation	(116,796)	—	—	(2,336)	—	—	(2,336)
Employee stock purchase plan	9,794	—	(235)	407	—	—	172
June 30, 2021	64,433,820	$64	$966,532	$(560)	$(507,520)	$(1,284,742)	$(826,226)
Net loss	—	—	—	—	—	(9,070)	(9,070)
Foreign currency translation adjustment	—	—	—	—	(5,692)	—	(5,692)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	11,206	—	11,206
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,199)	—	(1,199)
Share-based compensation	196,674	1	1,480	1,256	—	—	2,737
Repurchase of shares for share-based compensation minimum tax obligation	(36,824)	—	—	(782)	—	—	(782)
Employee stock purchase plan	7,683	—	78	79	—	—	157
September 30, 2021	64,601,353	$65	$968,090	$(7)	$(503,205)	$(1,293,812)	$(828,869)
Net income	—	—	—	—	—	7,238	7,238

Foreign currency translation adjustment	—	—	—	—	(776)	—	(776)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	7,264	—	7,264
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	411	—	411
Share-based compensation	2,749	—	2,537	7	—	—	2,544
Repurchase of shares for share-based compensation minimum tax obligation	(855)	—	—	(17)	—	—	(17)
Employee stock purchase plan	9,985	—	160	7	—	—	167
December 31, 2021	64,613,232	$65	$970,787	$(10)	$(496,306)	$(1,286,574)	$(812,038)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended December 31,
	2021	2020
Operating Activities
Net loss	$(32,183)	$(377,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,035	72,819
Impairment of long-lived assets	—	252,382
Amortization of acquired contract liability	(3,645)	(35,017)
Loss on sale of assets and businesses	13,629	46,020
Curtailments, settlements, and special termination benefits loss, net	20,046	—
Other amortization included in interest expense	7,502	21,912
Provision for credit losses	247	4,890
Share-based compensation	7,664	9,086
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	30,060	169,744
Contract assets	(7,538)	55,170
Inventories	(5,165)	(2,152)
Prepaid expenses and other current assets	3,716	1,041
Accounts payable, accrued expenses, and contract liabilities	(201,476)	(375,967)
Accrued pension and other postretirement benefits	(42,195)	(36,838)
Other, net	(678)	(1,570)
Net cash used in operating activities	(169,981)	(195,871)
Investing Activities
Capital expenditures	(15,817)	(18,988)
Proceeds from sale of assets and businesses	220,550	2,380
Investment in joint venture	(2,101)	—
Purchase of facility related to divested businesses	(21,550)	—
Net cash provided by (used in) investing activities	181,082	(16,608)
Financing Activities
Net decrease in revolving credit facility	—	(400,000)
Proceeds from issuance of long-term debt	107	713,900
Retirement of debt and finance lease obligations	(379,021)	(95,439)
Payment of deferred financing costs	(400)	(20,215)
Premium on redemption of First Lien Notes	(9,108)	—
Repurchase of shares for share-based compensation minimum tax obligation	(3,135)	(552)
Net cash (used in) provided by financing activities	(391,557)	197,694
Effect of exchange rate changes on cash	(3,287)	6,598
Net change in cash and cash equivalents	(383,743)	(8,187)
Cash and cash equivalents at beginning of period	589,882	485,463
Cash and cash equivalents at end of period	$206,139	$477,276

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended December 31, 2021 and 2020, are not necessarily indicative of results that may be expected for the year ending March 31, 2022. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2021 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on May 20, 2021.

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

For the three months ended December 31, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year decreased net sales, operating income, net income, and earnings per diluted share by approximately ($1,791), ($4,599), ($4,599), and ($0.07), respectively. For the three months ended December 31, 2020, cumulative catch-up adjustments resulting from changes in estimates decreased revenue by approximately ($37) and decreased operating loss, net loss, and loss per share by approximately $3,688, $3,688, and $0.07, respectively.

For the nine months ended December 31, 2021, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales by approximately $5,340, and decreased operating loss, net loss, and loss per share by approximately $13,115, $13,115, and $0.20, respectively. For the nine months ended December 31, 2020, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $4,577, and decreased operating loss, net loss, and loss per share by approximately $19,349, $19,349, and $0.37, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 17% and 23% of total trade accounts receivable as of December 31, 2021 and March 31, 2021, respectively. Trade and other accounts receivable from Qarbon Aerospace Inc. include receivables that largely correspond with payables associated with transition services and represented

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

approximately 10% and 0% of total trade accounts receivable as of December 31, 2021 and March 31, 2021, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the nine months ended December 31, 2021, were $376,413, or 35% of net sales, of which $121,057 and $255,357 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the nine months ended December 31, 2020, were $528,263, or 38% of net sales, of which $164,520 and $363,743 were from Systems & Support and Aerospace Structures, respectively.

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

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $21,259. The Company received the first installment of $10,630 under the grant in November 2021. The Company expects to receive additional funds from the DOT as costs are incurred over the remainder of the service period with final installment to be received upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The grant benefit will be recognized over the six-month performance period as a reduction to cost of sales in proportion to the compensation expense that the award is intended to defray. During the quarter ended December 31, 2021, the Company recognized approximately $2,670 as a reduction in cost of sales with the remaining $7,960 of the initial installment presented in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2021.

For the nine months ended December 31, 2021, the Company paid $3,065 for income taxes, net of income tax refunds received. For the nine months ended December 31, 2020, the Company paid $2,474 for income taxes, net of income tax refunds received.

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

In January 2021, the Company announced the shutdown of its composites manufacturing operations located in Spokane, Washington, and began to execute the strategic exit of these facilities. The Company has entered into agreements to sell certain asset groups within the related manufacturing operations. These transactions have not been completed and certain of the related asset groups have not yet met the relevant criteria for derecognition and therefore have been classified as held for sale as of the balance sheet date. Losses for some asset groups arising from adjustments to the carrying amounts to their estimated fair value less cost to sell were insignificant, and other asset groups are expected to result in insignificant gains upon derecognition. The total purchase price associated with these transactions is approximately $11,000, of which approximately $7,500 has been received as of December 31, 2021.

In August 2021, the Company's Board of Directors committed to a plan to sell and license certain legacy product lines of the Company's Staverton, United Kingdom operations. The transaction includes the existing facility and select product lines associated with the site. The transaction closed in October 2021 for net proceeds of approximately $34,000, and the effect on earnings was insignificant. The operating results of the Staverton, United Kingdom, manufacturing operations were included within the Systems & Support reportable segment through the date of divestiture.

As a result of the transactions described above, including routine closing working capital adjustments, the Company recognized approximately $13,600 in additional net losses on divestiture of assets and businesses in the nine months ended December 31, 2021, largely comprising changes in working capital balances of disposal groups and related routine working capital adjustments that could be further adjusted as a result of closing working capital settlements.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Systems & Support
Satisfied over time	$108,343	$118,813	$342,007	$324,968
Satisfied at a point in time	127,000	140,519	397,804	418,753
Revenue from contracts with customers	235,343	259,332	739,811	743,721
Amortization of acquired contract liabilities	938	4,306	3,633	11,569
Total revenue	236,281	263,638	743,444	755,290

Aerospace Structures
Satisfied over time	$81,511	$148,526	$308,667	$596,145
Satisfied at a point in time	1,457	11,269	21,168	28,003
Revenue from contracts with customers	82,968	159,795	329,835	624,148
Amortization of acquired contract liabilities	—	2,561	12	23,448
Total revenue	82,968	162,356	329,847	647,596
	$319,249	$425,994	$1,073,291	$1,402,886

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Systems & Support
Commercial aerospace	$99,762	$92,529	$290,347	$280,102
Military	113,343	145,168	375,671	396,672
Business jets	11,148	7,802	34,026	26,884
Regional	5,706	5,231	16,294	18,218
Non-aviation	5,384	8,602	23,473	21,845
Revenue from contracts with customers	235,343	259,332	739,811	743,721
Amortization of acquired contract liabilities	938	4,306	3,633	11,569
Total revenue	$236,281	$263,638	$743,444	$755,290

Aerospace Structures
Commercial aerospace	$75,624	$109,929	$288,153	$372,249
Military	454	31,670	15,367	105,365
Business jets	5,078	18,039	21,588	138,141
Regional	1,544	—	4,441	8,025
Non-aviation	268	157	286	368
Revenue from contracts with customers	82,968	159,795	329,835	624,148
Amortization of acquired contract liabilities	—	2,561	12	23,448
Total revenue	82,968	162,356	329,847	647,596
	$319,249	$425,994	$1,073,291	$1,402,886

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

on the condensed consolidated balance sheets. For the three and nine months ended December 31, 2021 and 2020, credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and the Company's measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation and are recognized prospectively.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	December 31, 2021	March 31, 2021	Change
Contract assets	$155,284	$139,937	$15,347
Contract liabilities	(186,972)	(305,116)	118,144
Net contract liability	$(31,688)	$(165,179)	$133,491

During the nine months ended December 31, 2021, the Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $5,340. The change in contract assets is the result of revenue recognized in excess of amounts billed during the nine months ended December 31, 2021. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances as well as certain customer advance repayments settled during the nine months ended December 31, 2021. For the nine months ended December 31, 2021, the Company recognized $68,083 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021, were $4,529 and $5,299, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021, were $25,990 and $100,737, respectively.

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

As of December 31, 2021, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,853,956	$1,085,257	$750,259	$18,311	$129

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2021	March 31, 2021
Raw materials	$46,823	$45,211
Work-in-process, including manufactured and purchased components	300,547	277,729
Finished goods	18,706	51,221
Rotable assets	28,456	26,205
Total inventories	$394,532	$400,366

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2021	March 31, 2021
Finance leases	$17,023	$20,125
Senior secured first lien notes due 2024	563,171	700,000
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	—	236,471
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(16,671)	(24,053)
	1,588,523	1,957,543
Less: current portion	3,534	5,247
	$1,584,989	$1,952,296

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Receivables Securitization Program

In connection with the Company's receivables securitization facility (the "Securitization Facility"), the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. Interest rates are based on the Bloomberg Short Term Bank Yield Index ("BSBY"), plus a 2.25% fee on the drawn portion and a fee ranging from 0.45% to 0.50% on the undrawn portion of the Securitization Facility. The drawn fee may be reduced to 2.00% depending on the credit rating of the Company. Collateralized letters of credit incur fees at a rate of 1.25%. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing. The Company has established a letter of credit facility under the Securitization Facility. Under the provisions of the letter of credit facility, the Company may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

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

At December 31, 2021, there were $0 in borrowings and $24,562 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies.

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

The First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the First Lien Notes or file such reports electronically with the SEC. Furthermore, the First Lien Notes Indenture requires that the future net proceeds from certain asset sales will be required to repay the First Lien Notes at a premium of 106.656%, until the aggregate principal amount of Notes outstanding is $350,000 or less, provided that the Company may retain the first $100,000 of such net proceeds (subject to compliance with the asset sale covenants in the Company’s other outstanding indentures) or use it for certain other permitted purposes. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances. Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the Company surpassed the $100,000 threshold of net proceeds from certain asset sales resulting in a required redemption of $112,511 of the outstanding principal balance and a premium of approximately $7,489. As a result of the completion of the sale and license of certain legacy product lines of the Company's Staverton, United Kingdom operations, the Company was required to pay an additional required redemption of $24,318 of the outstanding principal balance and a premium of approximately $1,619.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

December 31, 2021		March 31, 2021
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,588,523	$1,666,314	$1,957,543	$2,085,204

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the nine months ended December 31, 2021 and 2020, amounted to $110,488 and $79,382, respectively. The interest paid during the nine months ended December 31, 2021, includes the redemption premiums on the First Lien Notes of $9,108.

7. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Weighted average common shares outstanding – basic	64,621	52,488	64,486	52,126
Net effect of dilutive stock options and non-vested stock (1)	475	—	—	—
Weighted average common shares outstanding – diluted	65,096	52,488	64,486	52,126

(1) For the three and nine months ended December 31, 2021 and 2020, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of December 31, 2021 and March 31, 2021, the total amount of unrecognized tax benefits was $11,688 and $11,536, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of December 31, 2021, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2022 and future periods.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The effective income tax rate for the three months ended December 31, 2021, was 13.2% as compared with (1.0)% for the three months ended December 31, 2020. The effective income tax rate for the nine months ended December 31, 2021, was (14.6)% as compared with (0.6)% for the nine months ended December 31, 2020. For the three and nine months ended December 31, 2021, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of December 31, 2021, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last re-measurement, on the accompanying condensed consolidated balance sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the pension benefit obligation or accumulated postretirement benefit obligation, of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments, which were valued based on the market price as of the date of re-measurement. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company's evaluation of data from fund managers and comparable market data.

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Components of net periodic benefit income:
Service cost	$183	$386	$562	$1,146
Interest cost	11,695	16,107	35,207	48,294
Expected return on plan assets	(33,361)	(34,154)	(100,188)	(102,395)
Amortization of prior service credits	26	243	93	728
Amortization of net loss	9,614	7,812	28,803	23,417
Curtailment loss	—	—	16,024	—
Settlement loss	—	—	3,826	—
Special termination benefits	—	—	196	—
Net periodic benefit income	$(11,843)	$(9,606)	$(15,477)	$(28,810)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,349 and $7,047 for the three and nine months ended December 31, 2021, respectively.

Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the expected future service of certain defined benefit pension plan participants was curtailed and certain participants became eligible for subsidized early retirement benefits under the terms of the relevant plan. As a result, the Company performed an interim remeasurement and recognized a onetime pension curtailment charge of approximately $16,024 which is presented in non-service defined benefit income on the accompanying condensed consolidated statement of operations for nine months ended December 31, 2021

Effective August 31, 2021, the Company settled the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto. The settlement resulted in the recognition of prior noncash actuarial losses of approximately $3,826 in the three months ended September 30, 2021. The settlement's impact on the accompanying condensed consolidated balance sheets was insignificant as the plan's assets were materially consistent with the pension obligation.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2021 and 2020, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)
Other comprehensive (loss) income before reclassifications	(776)	662	—		(114)
Amounts reclassified from AOCI	—	(251)	7,264	(2)	7,013
Net current period OCI	(776)	411	7,264		6,899
December 31, 2021	$(45,880)	$(479)	$(449,947)		$(496,306)

September 30, 2020	$(53,844)	$28	$(671,570)		$(725,386)
Other comprehensive income before reclassifications	12,637	1,878	—		14,515
Amounts reclassified from AOCI	—	437	4,265	(2)	4,702
Net current period OCI	12,637	2,315	4,265		19,217
December 31, 2020	$(41,207)	$2,343	$(667,305)		$(706,169)

March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
Other comprehensive (loss) income before reclassifications	(3,719)	(2,670)	10,440		4,051
Amounts reclassified from AOCI	—	1,176	28,659	(2)	29,835
Net current period OCI	(3,719)	(1,494)	39,099		33,886
December 31, 2021	$(45,880)	$(479)	$(449,947)		$(496,306)

March 31, 2020	$(62,045)	$(4,303)	$(680,100)		$(746,448)
Other comprehensive income before reclassifications	20,838	8,308	—		29,146
Amounts reclassified from AOCI	—	(1,662)	12,795	(2)	11,133
Net current period OCI	20,838	6,646	12,795		40,279
December 31, 2020	$(41,207)	$2,343	$(667,305)		$(706,169)
(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service costs, which are included in net periodic pension income. Refer to Note 9 for additional disclosure regarding the Company's postretirement benefit plans.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$319,249	$—	$236,281	$82,968
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	47,043	—	47,450	(407)

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(11,659)	(733)	(7,821)	(3,105)
Interest expense and other, net	(32,319)
Corporate expenses	(5,533)
Share-based compensation expense	(2,592)
Amortization of acquired contract liabilities	938
Non-service defined benefit income	14,400
Debt extinguishment loss	(1,935)
Income before income taxes	8,343

Total capital expenditures	$8,336	$4	$7,984	$348
Total assets	$1,752,539	$167,893	$1,394,608	$190,038

	Three Months Ended December 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$425,994	$—	$263,638	$162,356
Intersegment sales (eliminated in consolidation)	—	(536)	482	54
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	61,407	—	46,746	14,661

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(22,119)	(989)	(8,353)	(12,777)
Interest expense and other, net	(44,881)
Corporate expenses	(8,483)
Share-based compensation expense	(3,679)
Loss on sale of assets and businesses	(45,273)
Amortization of acquired contract liabilities	6,867
Non-service defined benefit income	12,432
Impairment of rotable inventory	(23,689)

Loss before income taxes	(67,418)

Total capital expenditures	$6,184	$158	$2,308	$3,718

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended December 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,073,291	$—	$743,444	$329,847
Intersegment sales (eliminated in consolidation)	—	(47)	31	16
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	159,327	—	135,345	23,982

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(40,035)	(2,592)	(24,765)	(12,678)
Interest expense and other, net	(105,060)
Corporate expenses	(36,164)
Share-based compensation expense	(7,664)
Loss on sale of assets and businesses	(13,629)
Amortization of acquired contract liabilities	3,645
Non-service defined benefit income	23,127
Debt extinguishment loss	(11,624)

Loss before income taxes	(28,077)

Total capital expenditures	$15,817	$518	$11,741	$3,558

	Nine Months Ended December 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,402,886	$—	$755,290	$647,596
Intersegment sales (eliminated in consolidation)	—	(4,357)	2,888	1,469
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	131,067	—	110,983	20,084

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(72,819)	(2,652)	(24,830)	(45,337)
Interest expense and other, net	(132,344)
Corporate expenses	(42,027)
Share-based compensation expense	(9,086)
Loss on sale of assets and businesses	(46,020)
Amortization of acquired contract liabilities	35,017
Non-service defined benefit income	37,275
Impairment of rotable inventory	(23,689)
Impairment of long-lived assets	(252,382)

Loss before income taxes	(375,008)

Total capital expenditures	$18,988	$801	$11,819	$6,368

During the three months ended December 31, 2021 and 2020, the Company had foreign sales of $73,093 and $78,440, respectively. During the nine months ended December 31, 2021 and 2020, the Company had foreign sales of $231,136 and $267,370, respectively.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

13. RESTRUCTURING

As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2020, during the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of certain consolidations to be completed in future years, these plans were substantially complete as of March 31, 2020. During the nine months ended December 31, 2021, the Company incurred costs of $1,153, $11,447, and $432, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $13,031. The restructuring costs represent third-party facility closures, third-party consulting costs, and severance. The Company estimates that it will incur consolidated restructuring costs of approximately $15,000 for the fiscal year ended March 31, 2022, with the majority of the remaining costs associated with Aerospace Structures facility closures.

14. SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company entered into a definitive agreement to sell its manufacturing operations located in Stuart, Florida. The Stuart operations specialize in the assembly of large, complex metallic structures such as wing and fuselage assemblies. Specific terms and conditions of the sale are still being finalized. The transaction is subject to customary closing conditions and is expected to close in the first half of calendar year 2022 and result in a gain. The operating results of the Stuart, Florida, operations are included within the Aerospace Structures reportable segment. As of December 31, 2021, the Board of Directors had not committed to a plan to sell the Stuart operations due to uncertainty pertaining to specific terms and conditions, and therefore the transaction did not meet the requirements for the related assets and liabilities to be classified as held for sale on the accompanying condensed consolidated balance sheets.

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

As disclosed in Note 3, in May 2021 we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas. The related assets and liabilities associated with these divestitures were classified as held for sale as of March 31, 2021, and we recognized combined net losses of approximately $102.5 million in the year ended March 31, 2021. Upon the completion of the divestiture, we recognized an additional loss of approximately $6.0 million primarily as a result of changes in working capital balances. These losses are presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses. The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture.

As disclosed in Note 14, subsequent to December 31, 2021, we entered into a definitive agreement to sell our manufacturing operations located in Stuart, Florida. The Stuart operations specialize in the assembly of large, complex metallic structures such as wing and fuselage assemblies. Upon closing of the sale of the Stuart operations, we will have exited our structures business and reshaped our portfolio of companies to consist of businesses providing systems and aftermarket services. Closing is expected to occur in the first half of calendar year 2022. The operating results associated with the Stuart operations are included within Aerospace Structures.

Refer to Note 3 for a discussion of other less significant divestitures occurring through December 31, 2021. Including the $6.0 million loss referred to above, in the nine months ended December 31, 2021, the Company recognized total losses on the sale of assets and businesses of approximately $13.6 million.

Summary of Significant Financial Results

Significant financial results for the third quarter of the fiscal year ending March 31, 2022, include:

•
Net sales were $319.2 million compared with $426.0 million for the prior year period.
•
Operating income was $28.2 million compared with an operating loss of $35.0 million for the prior year period.
•
Net income was $7.2 million, or $0.11 per diluted common share, compared with a net loss of $68.1 million, or ($1.30) per diluted common share, for the prior year period.
•
Backlog as of December 31, 2021, was $1.95 billion, of which, we estimate that approximately $1.13 billion will be shipped by December 31, 2022.
•
We used $170.0 million of cash in operating activities for the nine months ended December 31, 2021, as compared with cash used in operations of $195.9 million in the comparable prior year period.

Restructuring

We have committed to several plans that incorporated the restructuring of certain of our businesses. As of March 31, 2021, with the exception of two pending facility closures to be completed in fiscal 2022 or 2023, we have substantially completed these plans. For the nine months ended December 31, 2021 and 2020, we incurred $13.0 million and $32.7 million in restructuring costs, respectively. Full fiscal 2022 restructuring costs are expected to be in the range of $15.0 million.

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

Pursuant to the Biden Administration’s Executive Order 14042, all U.S. based employees of Triumph and certain of its suppliers, industry partners, and contractors working directly or indirectly on covered government contracts, or working at a facility where those contracts are performed, administered, or otherwise supported, must be fully vaccinated, or have an approved medical or religious accommodation. This includes employees who telework. A majority of our workforce is already fully vaccinated. While we are in the process of complying with the requirements of this executive order across our workforce and actively taking steps to assess and mitigate risks arising from vaccine requirements, we continue to monitor court rulings with regard to certain of the legal challenges that have been raised in response to Executive Order 14042. If the vaccine mandate is upheld by court ruling, it is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition for us or our customers and suppliers. If attrition is significant, our operations and ability to execute on our contracts could be adversely affected.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 787

The Boeing 787 program represented approximately 6% of revenue for the fiscal year ended March 31, 2021. During 2020, Boeing experienced significant reductions in deliveries due to the impacts of the COVID-19 pandemic as well as production issues and associated rework. Boeing expanded the scope of its production inspections, and those inspections and associated rework have and continue to delay scheduled deliveries. While Boeing resumed deliveries of the 787 aircraft in March, Boeing announced in July 2021 that additional rework requirements on undelivered 787 aircraft had been identified and that, based on their assessment of the time required to complete the rework, the 787 production rate would temporarily be reduced to two per month, gradually returning to a higher rate. In January 2022, Boeing announced that the rework activities will take longer than previously expected and that program production rates remain low. Boeing also disclosed that China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, Boeing may be required to adjust production rate assumptions further.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Of our $1.95 billion in backlog as of December 31, 2021, approximately 22% relates to the 767 production from our Stuart, Florida, operations, the results of which are included in Aerospace Structures.

Boeing 747-8

Production on this program has substantially completed as of September 30, 2021. Production facility exit plans are complete. Certain storage facility exit plans are underway and expected to result in additional cost to exit of approximately $1.0 million through the first fiscal quarter of 2023.

Although none of the programs noted above individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

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

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net income. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net income set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our net income has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net income from continuing operations:

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
•
Amortization expense and nonrecurring asset impairments (including goodwill, intangible asset impairments, and nonrecurring rotable inventory impairments) may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of trade names, product rights, licenses, or, in the case of goodwill, other assets that are not individually identified and separately recognized under U.S. GAAP, or, in the case of nonrecurring asset impairments, the impact of unusual and nonrecurring events affecting the estimated recoverability of existing assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
•
Depreciation may be useful for investors to consider because it generally represents the wear and tear on our property and equipment used in our operations. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
•
Share-based compensation may be useful for investors to consider because it represents a portion of the total compensation to management and the board of directors. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Management compensates for the above-described limitations by using non-GAAP measures only to supplement our U.S. GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business. Beginning in the current quarter, we began excluding share-based compensation from net income when calculating Adjusted EBITDAP in order to improve comparability with certain of our peers that have similar adjustments and measurements and to more closely align the calculation with Adjusted EBITDAP as defined in certain of our debt agreements.

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss) (U.S. GAAP measure)	$7,238	$(68,116)	$(32,183)	$(377,391)
Income tax expense	1,105	698	4,106	2,383
Interest expense and other	32,319	44,881	105,060	132,344
Debt extinguishment loss	1,935	—	11,624	—
Pension settlement, curtailment, and special termination benefit charges	—	—	20,046	—
Impairment of rotable inventory	—	23,689	—	23,689
Loss on sale of assets and businesses, net	—	45,273	13,629	46,020
Amortization of acquired contract liabilities	(938)	(6,867)	(3,645)	(35,017)
Depreciation and amortization*	11,659	22,119	40,035	325,201
Adjusted EBITDA (non-GAAP measure)	$53,318	$61,677	$158,672	$117,229
Non-service defined benefit income (excluding curtailments and special termination benefits)	(14,400)	(12,432)	(43,173)	(37,275)
Adjusted EBITDAP (non-GAAP measure), as historically presented	38,918	49,245	115,499	79,954
Share-based compensation	2,592	3,679	7,664	9,086
Adjusted EBITDAP (non-GAAP measure)	$41,510	$52,924	$123,163	$89,040

* Includes impairment charges related to long-lived assets in the first quarter of fiscal 2021

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$28,197	$40,567	$(3,512)	$(8,858)
Amortization of acquired contract liabilities	(938)	(938)	—	—
Depreciation and amortization	11,659	7,821	3,105	733
Adjusted EBITDAP, as historically presented	38,918	47,450	(407)	(8,125)
Share-based compensation	2,592	—	—	2,592
Adjusted EBITDAP	$41,510	$47,450	$(407)	$(5,533)

	Three Months Ended December 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(34,969)	$19,010	$4,445	$(58,424)
Loss on sale of assets and businesses	45,273	—	—	45,273
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(6,867)	(4,306)	(2,561)	—
Depreciation and amortization	22,119	8,353	12,777	989
Adjusted EBITDAP, as historically presented	49,245	46,746	14,661	(12,162)
Share-based compensation	3,679	—	—	3,679
Adjusted EBITDAP	$52,924	$46,746	$14,661	$(8,483)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$65,480	$114,213	$11,316	$(60,049)
Loss on sale of assets and businesses	13,629	—	—	13,629
Amortization of acquired contract liabilities	(3,645)	(3,633)	(12)	—
Depreciation and amortization	40,035	24,765	12,678	2,592
Adjusted EBITDAP, as historically presented	115,499	135,345	23,982	(43,828)
Share-based compensation	7,664	—	—	7,664
Adjusted EBITDAP	$123,163	$135,345	$23,982	$(36,164)

	Nine Months Ended December 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(279,939)	$74,033	$(254,187)	$(99,785)
Loss on sale of assets and businesses	46,020	—	—	46,020
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(35,017)	(11,569)	(23,448)	—
Depreciation and amortization*	325,201	24,830	297,719	2,652
Adjusted EBITDAP, as historically presented	79,954	110,983	20,084	(51,113)
Share-based compensation	9,086	—	—	9,086
Adjusted EBITDAP	$89,040	$110,983	$20,084	$(42,027)

* Includes impairment charges related to long-lived assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended December 31, 2021, compared with three months ended December 31, 2020

	Three Months Ended December 31,
	2021	2020
	(in thousands)
Net sales	$319,249	$425,994
Segment operating income	$37,055	$23,455
Corporate expense	(8,858)	(58,424)
Total operating income (loss)	28,197	(34,969)
Interest expense and other	32,319	44,881
Debt extinguishment loss	1,935	—
Non-service defined benefit income	(14,400)	(12,432)
Income tax expense	1,105	698
Net loss	$7,238	$(68,116)

Net Sales

Organic sales adjusted for intersegment sales decreased $16.7 million, or 5.0%, with additional declines from the composites and large structure manufacturing operations, G650, and Staverton, United Kingdom, divestitures of $66.1 million and sunsetting programs (i.e., 747-8 and G280) of $23.9 million. Organic sales decreased primarily due to decreased volume on the 787 as a result of an announced production pause, decreased rotorcraft volume, and decreased volume as a result of the exit of our Spokane, Washington, operations. These decreases were partially offset by increased commercial narrow body production and $4.0 million recognized as a result of a nonrecurring licensing transaction. Net sales for the three months ended December 31, 2021, included $4.5 million in total nonrecurring revenues, as compared with $4.6 million in total nonrecurring revenues for the three months ended December 31, 2020.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased $32.6 million, or 12.2% with additional declines from the composites and large structure manufacturing operations, G650, and Staverton, United Kingdom, divestitures of $51.1 million and sunsetting programs of $24.7 million. Organic cost of sales decreased primarily due to the decreased volumes described above as well as a prior period impairment of rotable inventory of $23.7 million impairment. Organic gross margin for the three months ended December 31, 2021, was 25.7% compared with 19.6% for the three months ended December 31, 2020. The gross margin for the three months ended December 31, 2021, increased primarily as a result of the prior period impairment of rotable inventory and the licensing transaction described above.

Gross margin for the three months ended December 31, 2021, included net unfavorable cumulative catch-up adjustments on long-term contracts of $4.6 million. The unfavorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $6.4 million and gross unfavorable adjustments of $11.0 million. Gross margins for the three months ended December 31, 2020, included net favorable cumulative catch-up adjustments of $3.7 million.

Segment Operating Income

Organic segment operating income increased by $22.9 million, or 264.2%, primarily due to the increased margins described above, as well as decreased depreciation and amortization expense of approximately $2.0 million and decreased administrative compensation cost of $2.0 million. The divestitures and sunsetting programs resulted in decreases to operating income of approximately $9.3 million.

Corporate Expense

Corporate expenses decreased primarily due to decreased loss on sale of assets and businesses of $45.3 million.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of current period redemptions as well as favorable changes in foreign currency exchange rates of approximately $3.0 million.

Non-service Defined Benefit Income

Non-service defined benefit income increased primarily due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the three months ended December 31, 2021, was 13.2% compared with (1.0)% for the three months ended December 31, 2020. For the three months ended December 31, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended December 31, 2021, compared with three months ended December 31, 2020

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

	Three Months Ended December 31,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$236,281	$264,120	(10.5)%	74.0%	62.0%
Aerospace Structures	82,968	162,410	(48.9)%	26.0%	38.1%
Elimination of intersegment sales	—	(536)	100.0%	—	(0.1)%
Total net sales	$319,249	$425,994	(25.1)%	100.0%	100.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING (LOSS) INCOME
Systems & Support	$40,567	$19,010	113.4%	17.2%	7.2%
Aerospace Structures	(3,512)	4,445	(179.0)%	(4.2)%	2.7%
Corporate	(8,858)	(58,424)	84.8%	n/a	n/a
Total segment operating (loss) income	$28,197	$(34,969)	180.6%	8.8%	(8.2)%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$47,450	$46,746	1.5%	20.2%	18.0%
Aerospace Structures	(407)	14,661	(102.8)%	(0.5)%	9.2%
Corporate	(5,533)	(8,483)	34.8%	n/a	n/a
	$41,510	$52,924	(21.6)%	13.0%	12.6%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales decreased by $19.3 million, or 7.6%, with additional declines from the Staverton, United Kingdom, divestiture of $8.5 million. Organic sales decreased primarily due to decreased volume on the 787 as a result of an announced production pause and decreased rotorcraft volume partially offset by increased commercial narrow body production and $4.0 million recognized as a result of a nonrecurring licensing transaction.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased by $42.1 million, or 21.1%, with additional declines from the Staverton, United Kingdom, divestiture of $6.6 million. Organic cost of sales decreased primarily due to the decreased volumes described above as well as a prior period impairment of rotable inventory of $23.7 million. Gross margin for the three months ended December 31, 2021, was 33.2% compared with 21.8% for the three months ended December 31, 2020. Gross margin increased primarily as a result of the prior period impairment of rotable inventory and the licensing transaction described above.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $22.7 million, or 127.2%, with additional declines from the Staverton, United Kingdom, divestiture of $1.2 million. Organic operating income increased primarily due to the increased margins described above. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from the prior period impairment of rotable inventory, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above except for the increase resulting from the prior period impairment of rotable inventory, which is excluded from Adjusted EBITDAP.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $2.1 million, or 2.7%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $57.6 million and sunsetting programs (i.e., 747-8 and G280) of $23.9 million. Net sales for the three months ended December 31, 2021, included $0.5 million in total nonrecurring revenues, as compared with $4.6 million in total nonrecurring revenues for the three months ended December 31, 2020.

Cost of Sales and Gross Margin

Organic cost of sales increased by $8.9 million, or 13.0%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $44.5 million and sunsetting programs of $24.7 million. Organic gross margin for the three months ended December 31, 2021, was 3.7% compared with 12.5% for the three months ended December 31, 2020. The gross margin included net unfavorable cumulative catch-up adjustments of $4.9 million. The net unfavorable cumulative catch-up adjustments included gross favorable adjustments of $6.1 million and gross unfavorable adjustments of $11.0 million. The net favorable cumulative catch-up adjustment for the three months ended December 31, 2020, was $4.0 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $0.2 million, or 2.1%, primarily due to decreased depreciation and amortization expense and decreased administrative compensation costs of approximately $2.7 million on lower headcount. The divestitures and sunsetting programs resulted in decreases to operating income of approximately $8.2 million. The decrease in Adjusted EBITDAP year over year is due to the same factors that decreased operating income except for the decrease from depreciation and amortization, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating loss as a percentage of segment sales decreased due to the decrease in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the decrease in Adjusted EBITDAP margin except for the decrease from depreciation and amortization, which is excluded from Adjusted EBITDAP.

Nine months ended December 31, 2021, compared with nine months ended December 31, 2020

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Net sales	$1,073,291	$1,402,886
Segment operating income (loss)	$125,529	$(180,154)
Corporate expenses	(60,049)	(99,785)
Total operating income (loss)	65,480	(279,939)
Interest expense and other	105,060	132,344
Debt extinguishment loss	11,624	—
Non-service defined benefit income	(23,127)	(37,275)
Income tax expense	4,106	2,383
Net loss	$(32,183)	$(377,391)

Net Sales

Organic sales adjusted for intersegment sales increased $12.7 million, or 1.3%, offset by declines from the composites and large structure manufacturing operations, G650, and Staverton, United Kingdom, divestitures of $242.3 million and sunsetting programs (i.e., 747-8 and G280) of $100.0 million. Organic sales increased primarily due to increased repair and overhaul services, increased production rates on commercial narrow body platforms, and $4.0 million recognized as a result of a nonrecurring licensing transaction, partially offset by decreased volume on the 787 as a result of an announced production pause and decreased volume as a result of the exit of our Spokane, Washington, operations. Net sales for the nine months ended December 31, 2021, included $21.1 million in total nonrecurring revenues, as compared with $38.5 million in total nonrecurring revenues for the nine months ended December 31, 2020.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased $34.6 million, or 4.4%, with additional declines from the composites and large structure manufacturing operations, G650, and Staverton, United Kingdom, divestitures of $194.8 million and sunsetting programs of $98.9 million. Organic cost of sales decreased primarily due to the prior period impairment of rotable inventory of $23.7 million impairment, decreased volume as a result of the exit of our Spokane, Washington, operations, and changes in sales mix. Organic gross margin for the nine months ended December 31, 2021, was 25.9% compared with 21.4% for the nine months ended December 31, 2020. The gross margin for the nine months ended December 31, 2021, increased primarily as a result of the prior period impairment of rotable inventory and the licensing transaction described above and the change in sales mix.

Gross margin for the nine months ended December 31, 2021, included net favorable cumulative catch-up adjustments on long-term contracts of $13.1 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $24.0 million and gross unfavorable adjustments of $10.9 million. Gross margins for the nine months ended December 31, 2020, included net favorable cumulative catch-up adjustments of $19.3 million.

Segment Operating Income

Organic segment operating income increased by $341.6 million, or 145.0%, primarily due to long-lived asset impairment charges of $252.4 million in the nine months ended December 31, 2021, the increased margins described above, as well as decreased depreciation and amortization expense of approximately $32.8 million, decreased credit losses of approximately $4.7 million, decreased rent expense of approximately $3.5 million, and decreased administrative compensation cost of approximately $3.0 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $35.9 million.

Corporate Expense

The corporate expenses increased primarily due to decreased loss on sale of assets and businesses of $32.4 million, decreased legal and consulting expense of approximately $5.1 million, and decreased compensation cost of approximately $3.0 million on lower headcount.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of current period redemptions as well as favorable changes in foreign currency exchange rates of approximately $8.0 million.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due the recognition of curtailment and settlement losses of approximately $20.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures and the settlement of the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto, partially offset by increases due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the nine months ended December 31, 2021, was (14.6)% compared with (0.6)% for the nine months ended December 31, 2020. For the nine months ended December 31, 2021, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Nine months ended December 31, 2021, compared with nine months ended December 31, 2020

	Nine Months Ended December 31,		% Change	% of Total Sales
	2021	2020		2021	2020
	(in thousands)
NET SALES
Systems & Support	$743,475	$758,178	(1.9)%	69.3%	54.0%
Aerospace Structures	329,863	649,065	(49.2)%	30.7%	46.3%
Elimination of intersegment sales	(47)	(4,357)	98.9%	—	(0.3)%
Total net sales	$1,073,291	$1,402,886	(23.5)%	100.0%	100.0%

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$114,213	$74,033	54.3%	15.4%	9.8%
Aerospace Structures	11,316	(254,187)	104.5%	3.4%	(39.2)%
Corporate	(60,049)	(99,785)	39.8%	n/a	n/a
Total segment operating income (loss)	$65,480	$(279,939)	123.4%	6.1%	(20.0)%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2021	2020		2021	2020
	(in thousands)
Adjusted EBITDAP
Systems & Support	$135,345	$110,983	22.0%	18.3%	14.9%
Aerospace Structures	23,982	20,084	19.4%	7.3%	3.2%
Corporate	(36,164)	(42,027)	14.0%	n/a	n/a
	$123,163	$89,040	38.3%	11.5%	6.5%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales decreased by $5.5 million, or 0.8%, with additional declines from the Staverton, United Kingdom, divestiture of $9.2 million. Organic sales decreased primarily due to decreased volume on the 787 as a result of an announced production pause and decreased rotorcraft volume partially offset by increased commercial narrow body production, increased repair and overhaul services, and approximately $4.0 million recognized as a result of a nonrecurring licensing transaction.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales decreased by $48.5 million, or 8.9%, with additional declines from the Staverton, United Kingdom, divestiture of $7.8 million. Organic cost of sales decreased primarily due to the decreased volumes described above as well as a prior period impairment of rotable inventory of $23.7 million. Gross margin for the nine months ended December 31, 2021, was 32.0% compared with 25.9% for the nine months ended December 31, 2020. Gross margin increased primarily as a result of the prior period impairment of rotable inventory, the licensing transaction described above, and changes in sales mix.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $41.3 million, or 56.3%, with additional declines from the Staverton, United Kingdom, divestiture of $1.2 million. Organic operating income increased primarily due to the increased margins described above as well as decreased consulting costs of approximately $1.7 million and decreased credit losses of $0.8 million, partially offset by an increase in compensation cost of approximately $5.4 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from the prior period impairment of rotable inventory, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above except for the increase resulting from the prior period impairment of rotable inventory, which is excluded from Adjusted EBITDAP.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $14.0 million, or 5.3%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $233.1 million and sunsetting programs (i.e., 747-8 and G280) of $100.0 million. Organic net sales increased due to initial recoveries from the impacts of the COVID-19 pandemic mainly reflected in increased volumes on 767. Net sales for the nine months ended December 31, 2021, included $17.1 million in total nonrecurring revenues, as compared with $38.5 million in total nonrecurring revenues for the nine months ended December 31, 2020.

Cost of Sales and Gross Margin

Organic cost of sales increased by $9.6 million, or 3.9%, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $187.0 million and sunsetting programs of $98.9 million. The increase in organic cost of sales is due to increase in sales described above. Organic gross margin for the nine months ended December 31, 2021, was 9.9% compared with 8.7% for the nine months ended December 31, 2020, largely reflecting a change in sales mix. The gross margin included net favorable cumulative catch-up adjustments of $12.9 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $23.7 million and gross unfavorable adjustments of $10.9 million. The net favorable cumulative catch-up adjustment for the nine months ended December 31, 2020, was $18.7 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $300.2 million, or 97.2%, primarily due to long-lived asset impairment charges of $252.4 million in the nine months ended December 31, 2020, the increased margins described above, as well as decreased depreciation and amortization expense of approximately $32.6 million, decreased compensation costs of approximately $8.6 million, decreased credit losses of approximately $3.8 million, decreased rent expense of approximately $3.5 million, decreased research and development costs of approximately $2.0 million, and decreased information technology costs of approximately $2.9 million. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $34.7 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the increase resulting from the long-lived asset impairment and depreciation and amortization expense, which are excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales increased due to the increase in operating income as noted above. These same factors affecting Adjusted EBITDAP contributed to the increase in Adjusted EBITDAP margin.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the nine months ended December 31, 2021, we had a net cash outflow of $170.0 million from operating activities compared with a net cash outflow of $195.9 million for the nine months ended December 31, 2020, an improvement of $25.9 million. Cash flows included stable inventory levels and lower accounts payable. Reflecting the change in our portfolio of businesses that is a result of our strategic divestitures, working capital stability has improved in the nine months ended December 31, 2021, compared with the nine months ended December 31, 2020. Cash flows from operations improved in the third fiscal quarter, and we expect that trend to continue in the fourth fiscal quarter. Cash flows from operations also included approximately $62.4 million in the liquidation of prior period customer advances. Including $9.1 million in redemption premiums, interest payments were approximately $110.5 million for the nine months ended December 31, 2021, as compared with $79.4 million for the nine months ended December 31, 2020. The increase in interest payments was the specific timing of interest payments under the First Lien Notes and the 2022 Notes as compared with the related redemptions disclosed in Note 6.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Of the approximately $17.8 million of these deferred payments, we paid approximately $8.9 million in December 2021. The remaining $8.9 million will be repaid in December 2022 in accordance with the provisions of the CARES Act described above. The deferred amounts are recorded within accrued expenses on our condensed consolidated balance sheet as of December 31, 2021.

As disclosed in Note 2, in November 2021 the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) for a grant of up to $21.3 million. The Company received the first installment of $10.6 million under the grant in November 2021 and classified the cash receipt within cash from operations. The Company expects to receive additional funds from the DOT as costs are incurred over the remainder of the

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

service period with final installment to be received upon final confirmation from the DOT of the Company's compliance with the terms of the agreement. Refer to Note 2 for further discussion.

Investing Cash Flows

Cash flows provided by investing activities for the nine months ended December 31, 2021, increased $197.7 million from the nine months ended December 31, 2020. Cash flows provided by investing activities for the nine months ended December 31, 2021, included cash from the sales of assets and businesses of $220.6 million as a result of the completion of the divestiture of our composites and large structure manufacturing operations, the asset sales associated with the exit of our Spokane, Washington, manufacturing operations, and the sale of certain legacy product lines of our Staverton, United Kingdom, operations as described in Note 3. As part of the activities necessary to bring the composites and large structure manufacturing operations divestiture to completion, we used approximately $21.6 million net of transaction related costs to acquire the manufacturing facility in our Rayong, Thailand, operations. This facility was included in the assets transferred in the divestiture. We also used approximately $15.8 million for capital expenditures and $2.1 million as part of the formation of a joint venture to which future cash and non-cash contributions are expected to be insignificant. Cash flows used in investing activities for the nine months ended December 31, 2020, included cash from the sale of assets and businesses of $2.4 million with additional investing outflows from capital expenditures of $19.0 million. We currently expect full year capital expenditures in fiscal 2022 to be in the range of $25.0 million, of which approximately $21.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2022 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the nine months ended December 31, 2021, were $391.6 million, compared with cash flows provided by financing activities for the nine months ended December 31, 2020, of $197.7 million. In the nine months ended December 31, 2021, the following significant financing cash flow events occurred:

•
We used approximately $236.5 million to redeem 100% of the outstanding principal balance under the 2022 Notes
•
As disclosed in Note 3, under the terms of the First Lien Notes indenture, we were required to use approximately $120.0 million to redeem approximately $136.8 million of the outstanding principle balance and pay a redemption premium of approximately $9.1 million.

The remainder of financing cash flows pertain primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of December 31, 2021, we had $206.1 million of cash on hand and $75.4 million was available under our Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $24.6 million in outstanding letters of credit, all of which were accruing interest at 1.25% per annum.

As disclosed in Note 12, the exit of our composites manufacturing operations in Spokane, Washington could trigger a multiemployer pension plan withdrawal obligation that, if incurred, would likely be satisfied through annual payments over a period of at least ten years.

With the redemption of the 2022 Notes in the nine months ended December 31, 2021, the 2025 Notes are our senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of our existing and future domestic restricted subsidiaries that is a borrower under any of our credit facilities or that guarantees any of our debt or that of any of our restricted subsidiaries, in each case incurred under any of our credit facilities.

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

Parent and Guarantor Summarized Financial Information	December 31,	March 31,
Summarized Balance Sheet	2021	2021
	(in thousands)
Assets
Due from Non-Guarantor Subsidiaries	$3,394	$441
Current assets	697,947	1,232,055
Noncurrent assets	679,489	748,480
Noncurrent receivable from Non-Guarantor Subsidiaries	67,903	107,059

Liabilities
Due to Non-Guarantor Subsidiaries	85,326	14,556
Current liabilities	525,033	664,260
Noncurrent liabilities	1,992,721	2,556,915

		Nine Months Ended
Summarized Statement of Operations		December 31, 2021
		(in thousands)
Net sales to Non-Guarantor Subsidiaries		2,539
Net sales to unrelated parties		985,053
Gross profit		254,644
Loss from continuing operations before income taxes		(33,798)
Net loss		(34,501)

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

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

As of December 31, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1	Amendment No. 14 to Blocked Account Agreement, effective as of November 5, 2021, between Triumph Receivables LLC, Triumph Group, Inc., and PNC Bank, National Association.
Exhibit 10.2

Twelfth Amended and Restated Purchaser Group Fee Letter, effective as of November 5, 2021, among Triumph Receivables, LLC, Triumph Group, Inc., the various purchasers and purchaser agents from time to time party thereto, PNC Capital Markets LLC, and PNC Bank, National Association.

Exhibit 10.3	Second Amended and Restated Performance Guaranty, effective as of November 5, 2021, by Triumph Group, Inc., in favor of PNC Bank, National Association.
Exhibit 10.4

First Amendment to Amended and Restated Purchase and Sale Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and each of the entities listed on the signature pages hereto as an Originator.

Exhibit 10.5	Second Amendment to Amended and Restated Receivables Purchase Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and PNC Bank, National Association.
Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.
Exhibit 31.1	Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Periodic Report by President and Chief Executive Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Periodic Report by Senior Vice President and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended December 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	February 8, 2022
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	February 8, 2022
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	February 8, 2022
Thomas A. Quigley, III