Form 10-K
period 2022-03-31
TRIUMPH GROUP INC
filed 2022-05-23
CIK 1021162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

As of September 30, 2021, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,187 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2021. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 11, 2022, was 64,627,068.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2022 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "plan," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the integration of acquired businesses; general economic conditions affecting our business segments; the continued impact of the coronavirus (“COVID-19”) pandemic; the severe disruptions to the economy, the financial markets, and the markets in which we compete; dependence of certain of our businesses on certain key customers; and the risk that we will not realize all of the anticipated benefits from acquisitions or other efforts to optimize our asset base, as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors." A prolonged impact of COVID-19 could also have the effect of heightening many of these risks.

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

Products and Services

We offer a variety of products and services to the aerospace industry through two operating segments: (i) Triumph Systems & Support, whose companies design, develop, and support proprietary components, subsystems, and systems; produce complex assemblies using external designs; and provide full life cycle solutions for commercial, regional, and military aircraft and (ii) Triumph Aerospace Structures, whose companies supply commercial, business, regional, and military manufacturers with large metallic and composite structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal, and composite structure capabilities.

Systems & Support’s capabilities include hydraulic, mechanical, and electromechanical actuation; power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and full authority digital electronic control fuel systems; hydromechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.

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
Vibration absorbers

Extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul ("MRO") supply chain. Through its ground support equipment maintenance, component MRO, and postproduction supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel, and mechanical accessories. Companies in Systems & Support repair and overhaul various components for the aviation industry, including:

Air cycle machines	Blades and vanes
APUs	Cabin panes, shades, light lenses and other components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers	Fuel bladder cells

Aerospace Structures' products include fuselage panels, horizontal and vertical tails, and subassemblies such as floor grids. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Aerospace Structures capabilities also include advanced composite and interior structures, and joining processes such as welding, autoclave bonding, and conventional mechanical fasteners.

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

We view our name and trademark as significant to our business as a whole. Our products are protected by a portfolio of patents, trademarks, licenses, or other forms of intellectual property that expire at various dates in the future. We continually develop and acquire new intellectual property and consider all of our intellectual property to be valuable. However, based on the broad scope of our product lines, management believes that the loss or expiration of any single intellectual property right would not have a material adverse effect on our results of operations, our financial position, or our business segments. Our policy is to file applications and obtain patents for our new products as appropriate, including product modifications and improvements. While patents generally expire 20 years after the patent application filing date, new patents are issued to us on a regular basis.

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

Sales, Marketing, and Engineering

Each of our operating companies maintains responsibility for selling and marketing its specific products. These businesses are responsible for selling aerospace engineered products, integrated assemblies, cabin acoustic insulation and repair and overhaul services, reaching across our operating companies, to our OEM, military, airline, and air cargo customers. In certain limited cases, we use independent, commission-based representatives to serve our customers' changing needs in some of the markets and geographic regions in which we operate.

Triumph also maintains two account executives, for Boeing and Airbus, who coordinate corporate selling activities at these two key customers. Additionally, Triumph has established multiple Customer Focus Teams ("CFT") which are cross functional teams focused on Triumph’s activities, performance, and coordination with large customers.

Our account executives,, business development teams, and CFT’s operate as the front end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. We meet our customers’ needs by designing systems that integrate the capabilities of our companies.

A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed price, negotiated contract, or purchase order basis.

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

Backlog

We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. In tracking and reporting our backlog, however, we only include amounts for which we have actual purchase orders with firm delivery dates or contract requirements generally within the next 24 months, which primarily relate to sales to our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements for which we do not have actual purchase orders with firm delivery dates. Additionally, the backlog as of March 31, 2022, does not include outstanding purchase orders associated with the Aerospace Structures manufacturing operations located in Stuart, Florida, which are held for sale on the accompanying consolidated balance sheet as of March 31, 2022, and the sale of which is expected to be completed in the first half of calendar 2022.

As of March 31, 2022, we had outstanding purchase orders representing an aggregate invoice price of approximately $1.42 billion, of which $1.17 billion and $0.25 billion related to Systems & Support and Aerospace Structures, respectively. As of March 31, 2021, our continuing operations had outstanding purchase orders representing an aggregate invoice price of approximately $1.87 billion, of which $1.18 billion and $0.68 billion related to Systems & Support and Aerospace Structures, respectively. Of the existing backlog of $1.42 billion, we estimate approximately $0.85 billion will be shipped by March 31, 2023. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our backlog.

Dependence on Significant Customers

As disclosed in Note 19, a significant portion of our net sales are to the Boeing Company (“Boeing”). Refer to Note 19 for specific disclosure of the concentration of net sales and accounts receivable to these customers. A significant reduction in sales to Boeing may have a material adverse impact on our financial position, results of operations, and cash flows.

Competition

We compete primarily with Tier 1 and Tier 2 systems suppliers and component manufacturers, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies, and detail parts.

Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have and, as a result, may be in a better position to handle the current environment: OEMs, major commercial airlines, government support depots, and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others have begun to sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

Participants in the aerospace industry compete primarily on the basis of breadth of technical capabilities, quality, turnaround time, capacity, and price.

Government Regulation, Including Environmental Regulations and Industry Oversight

Government Regulation and Industry Oversight

The aerospace industry is highly regulated in the United States by the Federal Aviation Administration ("FAA") and in other countries by similar agencies. We must be certified by the FAA and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, our operations would be adversely affected. New and more stringent government regulations may be adopted, or industry oversight heightened, in the future, and these new regulations, if enacted, or any industry oversight, if heightened, may have an adverse impact on us.

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

Generally, the FAA only grants approvals for the manufacture or repair of a specific aircraft component, rather than the broader approvals that have been granted in the past. The FAA approval process may be costly and time-consuming. In order to obtain an FAA Air Agency Certificate, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities, and equipment. In addition, the applicant must demonstrate a need for the certificate. An applicant must procure manufacturer’s repair manuals from design approval holders relating to each particular aircraft component. Because of these regulatory requirements, the application process may involve substantial cost.

The certification processes for the European Aviation Safety Agency ("EASA"), which regulates this industry in the European Union; the Civil Aviation Administration of China; and other comparable foreign regulatory authorities, are similarly stringent, involving potentially lengthy audits. EASA was formed in 2002 and is handling most of the responsibilities of the national aviation authorities in Europe, such as the United Kingdom Civil Aviation Authority.

Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees in the United States. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal, or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Environmental Regulation

Our business, operations, and facilities are subject to numerous stringent federal, state, local, and foreign environmental laws and regulations by government agencies, including the Environmental Protection Agency ("EPA"). Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials, pollutants, and contaminants; govern public and private response actions to hazardous or regulated substances which may be or have been released to the environment; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Although management believes that our operations and our facilities are in material compliance with such laws and regulations, future changes in these laws, regulations, or interpretations thereof or the nature of our operations or regulatory enforcement actions which may arise may require us to make significant additional capital expenditures to ensure ongoing compliance or engage in remedial actions.

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

We use a wide variety of human capital measures in managing our business, including workforce demographics and diversity metrics; talent acquisition, retention, and development metrics; and employee safety and health metrics.

Diversity and Workforce Demographics

We value the diversity of our workforce and believe that the best innovation and business results are achieved when teams are populated with individuals from a diverse set of backgrounds, cultures, genders, and experiences. We have a Diversity & Inclusion Steering Committee (“DISC”) committed to creating an environment in which all employees feel valued, included, and empowered to share their unique experiences, perspectives, and viewpoints. We believe this is critical to the success of our business and the delivery of world class manufacturing, engineering, and aerospace services. We track the diversity of our leadership and workforce and review our progress toward our diversity objectives with the Company’s Board of Directors on a periodic basis. Across our total employee population and based on employees who self-identify, as of March 31, 2022, approximately 30% of our global workforce are female. Of our employees based in the United States, who have self-identified, approximately 20% are multicultural and 7% are veterans.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 701 full-time employees. Currently, approximately 13% of our 5,340 permanent employees are represented by labor unions and approximately 25% of net sales are derived from the facilities at which at least some employees are unionized. Of the 701 employees represented by unions, no employees are working under contracts that have expired.

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

	Calendar year ended
Safety Metric	2021	2020	2019
TRIR	1.8	1.9	2.3
DART	1.0	1.3	1.4
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

In 2008, the Triumph Group Charitable Foundation was formed and funded. The Triumph Group Charitable Foundation allocates its approximately $300 thousand annual grant budget to recipient organizations with the missions of advancing education, particularly in the areas of science, technology, engineering, and mathematics (“STEM”), improving our communities, and supporting veterans and military families.

Executive Officers

Our current executive officers are:

Name	Age	Position
Daniel J. Crowley	59	Chairman, President and Chief Executive Officer
James F. McCabe, Jr.	59	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	50	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas A. Quigley, III	45	Vice President, Investor Relations and Controller
William Kircher	55	Executive Vice President, Customer Solutions and Support

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

Jennifer H. Allen has been a Senior Vice President and our Chief Administrative Officer, General Counsel and Secretary since September 2018. She joined Triumph Group from CIRCOR International, Inc., where she was Senior Vice President, General Counsel & Secretary from 2016 to 2018. Previously, she was Vice President & Associate General Counsel – Corporate for BAE Systems, Inc., from 2010 to 2016, a member of the mergers and acquisition group in the New York office of Jones Day from 2005 to 2010, and a member of the business and finance group in the Philadelphia office of Morgan, Lewis & Bockius LLP from 1996 to 2001.

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

Recent Developments

As disclosed in Note 3, we completed the divestiture of a number of our assets and operations in the year ended March 31, 2022, the largest of which was the sale of the composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our manufacturing operations located in Red Oak, Texas. These transactions closed in May 2021.

Additionally, in February 2022, we entered into a definitive agreement to sell the manufacturing operations located in Stuart, Florida. This transaction is expected to close in the first half of calendar 2022. This divestiture will substantially complete our exit of the metallic structures business. Refer to the accompanying consolidated financial statements and related notes for descriptions of other material matters occurring in the year ended March 31, 2022.

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

In accordance with the U.S. Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, we had a brief pause in operations located in Mexico in observance of local COVID-19 policies and additional closures could occur, and we are also seeing impacts from travel restrictions both within and outside the U.S. In some cases, facilities are not operating under full staffing as a result of the impact of COVID-19 on our customers, which could have a longer-term impact.

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

In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for major military programs in fiscal year 2022, such as the F-35, CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2023 and beyond will affect these programs. Future budget cuts associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position and/or cash flows

In addition, as a result of the significant ongoing uncertainty with respect to both U.S. defense spending levels and the nature of the threat environment, we expect the U.S. DoD to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we can no longer adjust successfully to these changing acquisition priorities and/or fail to meet affordability targets set by the U.S. DoD customer, our revenues and market share would be further impacted.

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

Throughout the course of our programs, disputes with suppliers or customers could arise regarding unique contractual requirements, quality, costs or impacts to production schedules. If we are unable to successfully and equitably resolve such claims and assertions, our business, financial condition, results of operations, customer relationships and related transactions could be materially adversely affected.

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

Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses is relatively fixed. Because several of our operating locations typically do not obtain long-term purchase orders or commitments from our customers, they must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. These historic patterns may be disrupted by many factors, including changing economic conditions, inventory adjustments, or work stoppages or labor disruptions at our customers' locations. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition, and results of operations. Additionally, new orders submitted under long-term contracts that have been determined to be forward loss contracts may result in significant forward loss accruals immediately upon receipt of the new order and have a material adverse effect on our business, financial condition, and results of operations.

A significant decline in business with a key customer could have a material adverse effect on us.

As disclosed in Note 19, a significant portion of our net sales is to Boeing. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, some of our individual companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

Competitive pressures may adversely affect us.

We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM customers, which include Boeing, Airbus, Bell Helicopter, Bombardier, Cessna, General Electric, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, General Electric, Rolls Royce and Sikorsky, may choose not to outsource production of systems, subsystems, components, or aerostructures due to, among other things, a desire to vertically integrate direct labor and overhead considerations, capacity utilization at their own facilities, or a desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Parker, Eaton, Honeywell, Transdigm, and UTC Aerospace Systems. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and other independent repair and overhaul companies.

We may need to expend significant capital to keep pace with technological developments in our industry.

The aerospace industry is constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul service will be introduced in the future. In order to keep pace with any new developments, such as additive technology or sustainable energy solutions such as sustainable aviation fuels ("SAF"); hydrogen fuel; or blended wing body aircraft, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service.

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

Over the past several years, we have implemented a number of restructuring, realignment and cost-reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled or decide to undertake additional realignment and cost-reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected. The continued impact of the COVID-19 pandemic could also make it more difficult to realize the benefits and synergies of our actions. We generally do not have the ability to pass on additional costs as a result of the COVID-19 pandemic to our customers under fixed-price contracts.

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

We are highly dependent on the availability of essential raw materials such as carbon fiber, aluminum and titanium, and purchased engineered component parts from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both our us and our customers, which could result in significant delays, expenses, increased costs, and management distraction and adversely affect production schedules and contract profitability.

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

In addition, some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, including inflationary pressures, and substantial increases in prices could increase our operating costs, which, as a result of our fixed-price contracts, we may not be able to recoup through increases in the prices of our products.

Due to economic difficulty, we may face pressure to renegotiate agreements resulting in lower margins. Our suppliers may discontinue the provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease. The current impact of the COVID-19 pandemic could also result in a larger period of time to find suitable replacements.

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

A significant portion of our net sales is derived from fixed-price contracts under which we have agreed to provide components or aerostructures for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we may be required to fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.

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

The terms of the indentures governing our 7.750% Senior Notes due August 15, 2025 (the “2025 Notes”), our 6.250% Senior Secured Notes due September 15, 2024 (the “2024 Notes”), and our 8.875% Senior Secured First Lien Notes due 2024 (the “First Lien Notes”) (collectively, the "Senior Notes") and our receivables securitization facility (the “Securitization Facility”) impose significant operating and financial restrictions on us and require us to comply with various financial and other covenants, which, among other things, limit our ability to incur additional indebtedness, create liens, dispose of assets, and enter into certain transactions. We are in compliance with all of our debt covenants.

We cannot assure you that we will be able to remain in compliance with such covenants in the future or, if we fail to do so, that we will be able to obtain waivers from the applicable holders of such indebtedness or amend such covenants and other terms of the agreements governing such indebtedness on commercially reasonable terms, if at all. Failure to comply with such covenants will entitle the applicable holders of such indebtedness to exercise remedies, including to require immediate repayment of outstanding amounts and to terminate commitments under such indebtedness, which could have a material adverse effect on our business, operations, and financial condition.

We may need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors, including market conditions, the strength of our credit ratings, and the impact of the COVID-19 pandemic. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operations, and financial condition could be adversely affected. We may also seek transactions to extend the maturity of our debt, reduce leverage or obtain covenant flexibility. Such transactions could result in us incurring additional secured debt or issuing additional equity, which could increase the risks described above.

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

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities is increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2022, we conducted business from office and operating facilities throughout the United States and select global markets, with our largest international facilities being located in the United Kingdom, Mexico, and Thailand. We also lease a facility in Berwyn, Pennsylvania, for our corporate headquarters.

We believe that our properties have been adequately maintained, are in good operating condition, and are suitable to support our operations for the foreseeable future.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that are deemed to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief regarding unique contractual requirements, quality, costs, or impacts to production schedules. While we cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, we do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations. If we are unable to successfully and equitably resolve such claims and assertions, our business, financial condition, and results of operations could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 11, 2022, there were approximately 120 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 16,610 persons.

Dividend Policy

During fiscal 2022 and 2021, we made no declaration or payments of dividends due to the March 2020 suspension of our dividend program. This suspension is still in place. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will be declared and paid at historical levels or at all. Certain of our debt arrangements restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. We currently have an accumulated deficit which could limit or restrict our ability to pay dividends in the future.

Repurchases of Stock

Information about our repurchases during the three months ended March 31, 2022, of our common stock that is registered pursuant to Section 12 of the Exchange Act is disclosed in the table below.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under existing programs
January 1, 2022 - January 31, 2022	17,713	$20.64	—	2,277,789
February 1, 2022 - February 28, 2022	—	—	—	2,277,789
March 1, 2022 - March 31, 2022	821	25.24	—	2,277,789
Total	18,534	$21.35	—

(1) Represents shares surrendered to the Company due to restricted share forfeitures or to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2) Excludes shares acquired at no cost as a result of restricted share forfeitures.

We currently have an accumulated deficit which, together with certain restrictive covenants imposed by credit agreements or indentures governing debt securities, could limit or restrict our ability to repurchase stock in the future.

Performance Graph

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2017, and its relative performance is tracked through March 31, 2022.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes

And The S&P Aerospace & Defense Index

* $100 invested on March 31, 2017, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2017	2018	2019	2020	2021	2022
Triumph Group, Inc.	100.00	98.40	75.01	26.80	72.88	100.24
Russell 1000	100.00	113.98	124.58	114.58	184.00	208.42
Russell 2000	100.00	111.79	114.09	86.72	168.96	159.19
S&P Aerospace & Defense	100.00	142.04	141.85	104.44	145.98	166.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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

Divestitures

In May 2021, we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas. The related assets and liabilities associated with these divestitures were classified as held for sale as of March 31, 2021, and we recognized combined net losses of approximately $102.5 million in the year ended March 31, 2021. Upon the completion of the divestiture, we recognized an additional loss of approximately $6.0 million primarily as a result of changes in working capital balances. These losses are presented on the accompanying consolidated statements of operations within loss on sale of assets and businesses. The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture.

In February 2022, we entered into a definitive agreement to sell our manufacturing operations located in Stuart, Florida. The Stuart operations specialize in the assembly of large, complex metallic structures such as wing and fuselage assemblies. Upon closing of the sale of the Stuart operations, we will have substantially exited our metallic structures business and reshaped our portfolio of companies to consist of businesses providing systems and aftermarket services. Closing is expected to occur in the first half of calendar 2022. The operating results associated with the Stuart operations are included within Aerospace Structures. During the year ended March 31, 2022, the Stuart operations generated approximately $246.7 million of the $1.46 billion of consolidated net sales (or approximately 16.9% of consolidated net sales).

Refer to Note 3 for a discussion of other less significant divestitures and asset sales occurring in fiscal year 2022. Including the $6.0 million loss referred to above, in the twelve months ended March 31, 2022, the Company recognized total losses on the sale of assets and businesses of approximately $9.3 million.

Summary of Significant Financial Results

Significant financial results for the fiscal year ended March 31, 2022, include:

•
Net sales for fiscal 2022 decreased 21.9% to $1.46 billion
•
Operating income for fiscal 2022 was $104.3 million.
•
Net loss for fiscal 2022 was $42.8 million or $0.66 per diluted common share.
•
Backlog decreased 24.2% over the prior year to $1.42 billion. The decrease in backlog is primarily the result of the exclusion from backlog, as of March 31, 2022, of purchase orders related to our manufacturing operations in Stuart, Florida. This exclusion was based on the expectation disclosed above that we expect the related divestiture to close in the first half of calendar 2022.
•
We used $137.0 million of cash flows in operating activities.

Restructuring

We have committed to several plans that incorporated the restructuring of certain of our businesses. These plans were substantially completed as of March 31, 2021. For the twelve months ended March 31, 2022 and 2021, we incurred approximately $21.6 million and $53.2 million in restructuring costs, respectively.

COVID-19 Pandemic Response

While domestic revenue passenger kilometers ("RPK's") are expected to recover to calendar 2019 levels by the end of calendar 2022, non-domestic markets recovery remains uncertain. As a result, we are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the impacts of the COVID-19 pandemic on our operations, supply chain, and customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and cash flows. Key factors determining the potential impacts include the severity and duration of the pandemic which could be impacted by the emergence and circulation of new variants of SARS-CoV-2, the virus that causes COVID-19; governmental, business, and individuals' actions in response to the pandemic; and the development, availability, and public acceptance of effective treatments and vaccines. These factors are not within our control.

As disclosed in Note 1, in November 2021, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”) and expects to receive funding under this agreement of approximately $18.8 million. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022, and the grant benefit is being recognized over the six-month performance period as a reduction to cost of sales in proportion to the compensation expense that the award is intended to defray. In the year ended March 31, 2022, approximately $14.1 million of the grant benefit has been recognized as a reduction in cost of sales.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 787

The Boeing 787 program represented approximately 2% and 6% of revenue for the fiscal years ended March 31, 2022 and 2021, respectively. During 2020, Boeing experienced significant reductions in deliveries due to the impacts of the COVID-19 pandemic as well as production issues and associated rework. Boeing expanded the scope of its production inspections, and those inspections and associated rework have and continue to delay scheduled deliveries. While Boeing resumed deliveries of the 787 aircraft in March 2021, Boeing announced in July 2021 that additional rework requirements on undelivered 787 aircraft had been identified and that, based on their assessment of the time required to complete the rework, the 787 production rate would temporarily be reduced and gradually return to a higher rate. In October 2021, Boeing announced that the 787 production was being reduced to two per month, gradually returning to five per month over time. In January 2022, Boeing announced that the rework activities will take longer than previously expected and that program production rates remain low. Boeing also disclosed that China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, Boeing may be required to adjust production rate assumptions further.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Of our $1.42 billion in backlog as of March 31, 2022, approximately 2% relates to 767 production. 767 purchase orders associated with 767 production at our Stuart, Florida, operations have been excluded from reported backlog due to the expected divestiture of these operations as described above.

Boeing 747-8

Production on this program has substantially completed as of September 30, 2021. Production facility exit plans are complete and certain storage facility exit plans are nearing completion and remaining costs are not expected to be significant.

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

In the years ended March 31, 2021 and 2020, we completed several strategic divestitures. Refer to Note 3 for further discussion of these transactions.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations for the year ended March 31, 2022, compared with the year ended March 31, 2021. Our diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods. A discussion of our consolidated and business segment results of operations for the year ended March 31, 2021, compared with the year ended March 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on May 20, 2021, and is incorporated by reference.

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with SEC rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earnings releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net loss before interest, income taxes, amortization of acquired contract liabilities, legal settlements, loss on divestitures, share-based compensation expense, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit, including the effects of curtailments, settlements, and other early retirement incentives. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

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

Set forth below are descriptions of the financial items that have been excluded from our net income to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net loss from continuing operations:

•
Gains or losses from sale of assets and businesses may be useful for investors to consider because they reflect gains or losses from the sale of operating units or other assets. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.
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

Management compensates for the above-described limitations of using non-GAAP measures only to supplement our U.S. GAAP results and to provide additional information that is useful to gain an understanding of the factors and trends affecting our business. Beginning in the current year, we began excluding share-based compensation from net income when calculating Adjusted EBITDAP in order to improve comparability with certain of our peers that have similar adjustments and measurements and to more closely align the calculation with Adjusted EBITDAP as defined in certain of our debt agreements.

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2022	2021	2020
Net loss (U.S. GAAP measure)	$(42,758)	$(450,910)	$(29,433)
Income tax expense	4,923	2,881	5,798
Interest expense and other	135,861	171,397	122,129
Debt extinguishment loss	11,624
Pension settlements, curtailments, and other pension related charges	52,005	—	14,293
Union represented employee incentives	—	—	7,071
Legal judgment gain, net of expenses	—	—	(9,257)
Impairment of rotable inventory	—	23,689	—
Loss on sale of assets and businesses, net	9,294	104,702	56,916
Amortization of acquired contract liabilities	(5,871)	(38,564)	(75,286)
Depreciation and amortization*	51,943	345,716	204,289
Adjusted EBITDA (non-GAAP measure)	$217,021	$158,911	$296,520
Non-service defined benefit income (excluding settlements)	(57,378)	(49,519)	(54,880)
Adjusted EBITDAP (non-GAAP measure), as historically presented	$159,643	$109,392	$241,640
Share-based compensation	9,782	12,701	11,062
Adjusted EBITDAP (non-GAAP measure)	$169,425	$122,093	$252,702

* Includes impairment charges related to intangible and other long-lived assets

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating (loss) income for the indicated periods (in thousands):

	Fiscal year ended March 31, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$104,277	$163,450	$13,982	$(73,155)
Loss on sale of assets and businesses	9,294	—	—	9,294
Amortization of acquired contract liabilities	(5,871)	(5,859)	(12)	—
Depreciation and amortization*	51,943	32,464	16,234	3,245
Adjusted EBITDAP, as historically presented	159,643	190,055	30,204	(60,616)
Share-based compensation	9,782	—	—	9,782
Adjusted EBITDAP	$169,425	$190,055	$30,204	$(50,834)

	Fiscal year ended March 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating (loss) income	$(326,151)	$113,517	$(267,702)	$(171,966)
Loss on sale of assets and businesses	104,702	—	—	104,702
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(38,564)	(15,062)	(23,502)	—
Depreciation and amortization*	345,716	33,549	308,708	3,459
Adjusted EBITDAP, as historically presented	109,392	155,693	17,504	(63,805)
Share-based compensation	12,701	—	—	12,701
Adjusted EBITDAP	$122,093	$155,693	$17,504	$(51,104)

	Fiscal year ended March 31, 2020
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$57,907	$141,341	$41,864	$(125,298)
Legal judgment gain, net of expenses	(9,257)	—	—	(9,257)
Loss (gain) on sale of assets and businesses	56,916	—	(10,121)	67,037
Union represented employee incentives	7,071	—	7,071	—
Amortization of acquired contract liabilities	(75,286)	(34,486)	(40,800)	—
Depreciation and amortization*	204,289	98,497	102,418	3,374
Adjusted EBITDAP, as historically presented	241,640	205,352	100,432	(64,144)
Share-based compensation	11,062	—	—	11,062
Adjusted EBITDAP	$252,702	$205,352	$100,432	$(53,082)

* Includes impairment charges related to intangible assets

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2022, compared with fiscal year ended March 31, 2021

	Year Ended March 31,
	2022	2021
	(in thousands)
Net sales	$1,459,942	$1,869,719
Segment operating income (loss)	$177,432	$(154,185)
Corporate expense	(73,155)	(171,966)
Total operating income (loss)	104,277	(326,151)
Interest expense and other	135,861	171,397
Debt extinguishment loss	11,624	—
Non-service defined benefit income	(5,373)	(49,519)
Income tax expense	4,923	2,881
Net loss	$(42,758)	$(450,910)

Net Sales

Organic sales adjusted for inter-segment sales increased $4.5 million, or 0.3%, with additional declines from the composites and large structure manufacturing operations, G650, and Staverton, United Kingdom, divestitures of $299.9 million and sunsetting programs (i.e., 747-8 and G280) of $114.4 million. Organic sales increased primarily due to increased sales volume on commercial narrow body platforms and increased repair and overhaul services, partially offset by decreased volume on the 787 as a result of an announced production pause and the impact of the COVID-19 pandemic on other commercial wide body platform production rates. Net sales for the year ended March 31, 2022, included $22.4 million in total nonrecurring revenues, as compared with $43.8 million for the year ended March 31, 2021.

Segment Operating Income

Organic segment operating loss decreased by $368.9 million, or 174.6%, to operating income, partially offset by declines from the divestitures and sunsetting programs of $37.2 million. Organic gross margin for the year ended March 31, 2022, was 26.0% compared with 22.5% for the year ended March 31, 2021. The gross margin for the year ended March 31, 2022, increased primarily as a result of the prior period impairment of rotable inventory of approximately $23.7 million, the recognition of grant benefits under the AMJP agreement with the DOT of approximately $14.1 million, approximately $4.0 million recognized as a result of a nonrecurring licensing transaction, and changes in sales mix, partially offset by decreased profit of approximately $10.8 million resulting from the exit of our Spokane, Washington, operations. In addition to the impact from improving gross margins, organic segment operating income increased primarily due to the prior period long-lived asset impairment of $252.4 million, decreased depreciation and amortization expense of approximately $41.2 million, decreased restructuring costs of $24.3 million, decreased administrative compensation cost on lower headcount of approximately $8.2 million, and decreased bad debt expense of approximately $4.4 million.

Gross margin for the year ended March 31, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $16.0 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $30.6 million and gross unfavorable adjustments of $14.5 million. Gross margins for the year ended March 31, 2021, included net favorable cumulative catch-up adjustments of $12.3 million.

Corporate Expense

Corporate expenses decreased primarily due to decreased loss on sale of assets and businesses of $95.4 million.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of current period redemptions as well as favorable changes in foreign currency exchange rates of approximately $5.6 million.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $44.1 million, or 89.1%, to $5.4 million for the fiscal year ended March 31, 2022, compared with $49.5 million for the fiscal year ended March 31, 2021. The decrease was primarily due to the recognition of curtailment and settlement losses of approximately $52.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures, the settlement of the fully-funded pension obligation we had retained subsequent to our fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto, and the settlement of pension obligations of certain retired participants in our qualified U.S. pension plan. These decreases were partially offset by increases due to changes in actuarial assumptions and experience that increased income for the year ended March 31, 2022, by $8.2 million.

Income Taxes

The income tax expense was $4.9 million for the fiscal year ended March 31, 2022, reflecting an effective tax rate of (13.5)%. During the fiscal year ended March 31, 2022, we adjusted the valuation allowance against the consolidated net deferred tax asset by ($0.2) million primarily due a utilization of net operating loss carryforward, the expiration of a portion of the company’s capital loss carryforwards and changes to temporary differences related to the impairment of long-lived intangible assets, interest disallowance, and pension and other postretirement benefit plans. As of March 31, 2022, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

Business Segment Performance

We report our financial performance based on the following two reportable segments: Systems & Support and Aerospace Structures. Our Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate the performance of our segments and allocate resources.

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

	Year Ended March 31,
	2022	2021	2020
Systems & Support
Commercial aerospace	28.2%	22.0%	26.5%
Military	35.0	29.5	15.0
Business jets	3.4	2.0	2.3
Regional	1.6	1.3	1.5
Non-aviation	2.4	1.7	1.3
Total Systems & Support net sales	70.6%	56.5%	46.6%
Aerospace Structures
Commercial aerospace	25.8%	25.8%	30.3%
Military	1.1	7.4	4.0
Business jets	1.9	9.7	16.0
Regional	0.4	0.6	3.1
Non-aviation	0.1	0.0	0.0
Total Aerospace Structures net sales	29.4%	43.5%	53.4%
Total Consolidated net sales	100.0%	100.0%	100.0%

In fiscal 2022, the proportion of our sales mix arising from the commercial aerospace end market increased as a result of initial recoveries from the impact of the COVID-19 pandemic as well as the reduction in our sales mix arising from the business jets end market as a result of our strategic divestitures within Aerospace Structures.

Business Segment Performance—Fiscal year ended March 31, 2022, compared with fiscal year ended March 31, 2021

	Year Ended March 31,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$1,030,444	$1,060,001	(2.8)%	70.6%	56.7%
Aerospace Structures	429,547	814,371	(47.3)%	29.4%	43.6%
Elimination of inter-segment sales	(49)	(4,653)	99.0%	0.0%	(0.3)%
Total net sales	$1,459,942	$1,869,719	(21.9)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$163,450	$113,517	44.0%	15.9%	10.7%
Aerospace Structures	13,982	(267,702)	105.2%	3.3%	(32.9)%
Corporate	(73,155)	(171,966)	57.5%	n/a	n/a
Total segment operating income (loss)	$104,277	$(326,151)	132.0%	7.1%	(17.4)%

	Year Ended March 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$190,055	$155,693	22.1%	18.6%	14.9%
Aerospace Structures	30,204	17,504	72.6%	7.0%	2.2%
Corporate	(50,834)	(51,104)	0.5%	n/a	n/a
	$169,425	$122,093	38.8%	11.7%	6.7%

Systems & Support:

Net Sales

Organic net sales decreased by $13.5 million, or 1.3%, with additional declines from the Staverton, United Kingdom, divestiture of approximately $16.1 million. Organic net sales decreased primarily due to decreased volume on the 787 as a result of an announced production pause and the impact of the COVID-19 pandemic on other commercial wide body platform production rates, partially offset by increased commercial narrow body production, increased repair and overhaul services, and approximately $4.0 million recognized as a result of a nonrecurring licensing transaction.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $52.5 million, or 47.0%, partially offset by declines from the Staverton, United Kingdom, divestiture of $2.5 million. Organic gross margin for the year ended March 31, 2022, was 32.0% compared with 26.5% for the year ended March 31, 2021. The organic gross margin for the year ended March 31, 2022, increased primarily as a result of the prior period impairment of rotable inventory of approximately $23.7 million, the recognition of grant benefits under the AMJP agreement with the DOT of approximately $14.0 million, approximately $4.0 million recognized as a result of a nonrecurring licensing transaction, and changes in sales mix. The increase in organic operating income and Adjusted EBITDAP are the result of these changes in gross margin, with the exception of the prior year rotable inventory asset impairment, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above, with the exception of the prior year rotable inventory asset impairment, which is excluded from Adjusted EBITDAP.

Aerospace Structures:

Net Sales

Organic net sales increased by $13.4 million, offset by declines from the composites and large structure manufacturing operations and G650 divestitures of $283.9 million and sunsetting programs (i.e., 747-8 and G280) of $114.4 million. Organic net sales increased due to initial recoveries from the impacts of the COVID-19 pandemic mainly reflected in increased volumes on 767 and increased volume on 737 MAX as production rates have gradually increased since 2020. These increases were partially offset by decreased volume on the 787 as a result of the announced production pause. Net sales for the year ended March 31, 2022, included $18.4 million in total nonrecurring revenues, as compared with $43.8 million for the year ended March 31, 2021.

Operating Income and Adjusted EBITDAP

Organic operating loss decreased by $316.4 million, or 98.0%. This improvement was partially offset by declines from the divestitures and sunsetting programs of $34.7 million. Organic gross margin for the year ended March 31, 2022, was 9.8% compared with 11.2% for the year ended March 31, 2021. The organic gross margin for the year ended March 31, 2022, decreased primarily due to decreased profit of approximately $10.8 million resulting from the exit of our Spokane, Washington, operations.

Fiscal 2022 organic operating loss decreased as compared with fiscal 2021 primarily due to the prior period long-lived asset impairment of $252.4 million, decreased depreciation and amortization expense of approximately $40.1 million, decreased restructuring costs of $22.3 million, decreased administrative compensation cost on lower headcount of approximately $12.4 million, and decreased bad debt expense of approximately $3.4 million. The decrease in organic operating loss and the increase in Adjusted EBITDAP are the result of these changes in gross margin, with the exception of the long-lived asset impairment and depreciation and amortization expense, which are excluded from Adjusted EBITDAP.

Gross margin for the year ended March 31, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $16.2 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $30.6 million and gross unfavorable adjustments of $14.3 million. Gross margins for the year ended March 31, 2021, included net favorable cumulative catch-up adjustments of $11.5 million.

Operating Margin and Adjusted EBITDAP Margin

Aerospace Structures operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the increase in operating income as noted above, with the exception of the long-lived asset impairment and depreciation and amortization expense, which are excluded from Adjusted EBITDAP.

Liquidity and Capital Resources

Operating Cash flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. For the fiscal year ended March 31, 2022, we had a net cash outflow of $137.0 million from operating activities, compared with a net cash outflow of $173.1 million for the fiscal year ended March 31, 2021, an improvement of $36.1 million. Cash flows included reduced inventory levels and lower accounts payable and contract liabilities, including approximately $83.2 million in the liquidation of prior period customer advances. Reflecting the change in our portfolio of businesses that is a result of our strategic divestitures, working capital stability has improved in the twelve months ended March 31, 2022, compared with the twelve months ended March 31, 2021. Including $9.1 million in redemption premiums, interest payments were approximately $147.0 million for the twelve months ended March 31, 2022, as compared with approximately $116.5 million for the twelve months ended March 31, 2021. The increase in interest payments was the specific timing of interest payments under the First Lien Notes and the 2022 Notes as compared with the related redemptions disclosed in Note 10.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Of the approximately $17.8 million of these deferred payments, we paid approximately $8.9 million in December 2021. The remaining $8.9 million will be repaid in December 2022 in accordance with the provisions of the CARES Act described above. The deferred amounts are recorded within accrued expenses on our consolidated balance sheet as of March 31, 2022.

As disclosed in Note 1, in November 2021 the Company entered into an agreement with the DOT under the AMJP. The Company received the first installment payment under this agreement of $10.6 million in the year ended March 31, 2022, and expects to receive approximately $8.2 million in additional funds in the first half of fiscal 2023. These cash receipts are classified within cash from operations. Refer to Note 1 for further discussion.

Investing Cash Flows

Cash flows provided by investing activities for the fiscal year ended March 31, 2022, increased $190.5 million from the fiscal year ended March 31, 2021. Cash flows provided by investing activities for the fiscal year ended March 31, 2022, included cash from the sale of assets and businesses of $224.5 million as a result of the completion of the divestiture of our composites and large structure manufacturing operations, the asset sales associated with the exit of our Spokane, Washington, manufacturing operations, and the sale of certain legacy product lines of our Staverton, United Kingdom, operations as described in Note 3. As part of the activities necessary to bring the composites and large structure manufacturing operations divestiture to completion, we used approximately $21.6 million net of transaction related costs to acquire the manufacturing facility in our Rayong, Thailand, operations. This facility was included in the assets transferred in the divestiture. We also used approximately $19.7 million for capital expenditures and approximately $2.1 million as part of the formation of a joint venture to which future cash and non-cash contributions are expected to be insignificant. Cash flows used in investing activities for the fiscal year ended March 31, 2021, included cash from the sale of assets and businesses of approximately $15.9 million offset by capital expenditures of $25.2 million. We currently expect capital expenditures in fiscal 2023 to be in the range of $32.0 million, of which approximately $26.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2023 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the fiscal year ended March 31, 2022, were $392.7 million, compared with cash flows provided by financing activities for the fiscal year ended March 31, 2021, of $277.2 million. In the year ended March 31, 2022, the following significant financing cash flow events occurred:

•
We used approximately $236.5 million to redeem 100% of the outstanding principal balance under the 5.25% Senior Notes due June 1, 2022 (the "2022 Notes").
•
As disclosed in Note 10, under the terms of the First Lien Notes indenture, we were required to use approximately $145.9 million to redeem approximately $136.8 million of the outstanding principal balance and pay a redemption premium of approximately $9.1 million.

The remainder of financing cash flows pertains primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of March 31, 2022, we had $240.9 million of cash on hand and approximately $76.7 million was available under our receivable securitization facility (the “Securitization Facility”) (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $23.3 million in outstanding letters of credit, all of which were accruing interest at 1.25% per annum.

As disclosed in Note 17, the exit of our composites manufacturing operations in Spokane, Washington could trigger a multiemployer pension plan withdrawal obligation that, if incurred, would likely be satisfied through annual payments over a period of at least ten years.

While we currently expect fiscal 2023 operations to result in net cash outflows due to the continued impact of the COVID-19 pandemic on sales volume, the impact of the 787 rate reductions described above, and cash use on the final steps of our exit of the 747-8 program, we believe, based on an assessment of our current cash holdings as presented on the accompanying consolidated balance sheet as of March 31, 2022, as well as current market conditions, that cash flows from operations and borrowings under our receivable securitization facility (the “Securitization Facility”) will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We also believe, based on our current cash, our fiscal 2023 operating cash flow expectations, the expected recovery of cash flows from operations subsequent to fiscal 2023, and, upon the closing of the Stuart, Florida, manufacturing operations transactions, the completion of our multiyear reshaping of our program and business portfolio through strategic divestiture, that we have the ability to generate and obtain adequate amounts of cash to meet anticipated cash requirements for the foreseeable future, including cash requirements to liquidate approximately $103.8 million in customer advances in fiscal 2023. We are evaluating additional funding options from the U.S. government via the U.S. Treasury and various Federal Reserve programs. We are also considering various opportunities to access credit and capital markets. There can be no assurance that such funding sources will be available to us on terms favorable to us, if at all. We may also seek transactions to extend the maturity of our indebtedness, reduce leverage, or decrease interest expense. Such transactions could include one or more repurchases or exchanges of our outstanding indebtedness. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

The Senior Notes are our senior obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

The First Lien Notes are (a) effectively senior to all existing and future second lien obligations (including the 2024 Notes) and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority; (b) secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to a collateral trust agreement; (c) effectively subordinated to any existing and future obligations of the Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and (d) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the First Lien Notes, including the Securitization Facility.

The 2024 Notes are (a)effectively subordinated to all obligations of the Company and its subsidiary guarantors that are either (1) secured by a lien on the Collateral (as defined below) that is senior or prior to the second-priority liens securing the 2024 Notes, including the first-priority liens securing the First Lien Notes and certain cash management and hedging obligations, or (2) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations; (b) effectively senior to all existing and future unsecured debt of the Company and its subsidiary guarantors, but only to the extent of the value of the Collateral (after giving effect to any senior liens on the Collateral); and (c) are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2024 Notes, including the Receivables Securitization Facility.

The 2025 Notes are effectively subordinated to all obligations of the Company and its subsidiary guarantors that are (A) secured by a lien on the Collateral (including the First Lien Notes and the 2024 Notes) and certain cash management and hedging obligations, or (B) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations.

The Senior Notes are guaranteed on a full, joint and several basis certain of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Currently, our only consolidated subsidiaries that are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) the foreign operating subsidiaries. The First Lien Notes and the related guarantees are secured by first-priority liens on substantially all of our assets and our subsidiary guarantors, whether now owned or hereafter acquired (the “Collateral”). The 2024 Notes, and the related guarantees are secured, subject to permitted liens, by second-priority liens on the Collateral. The Senior Notes and the related guarantees are not secured by the assets of Non-Guarantor Subsidiaries. Some of our assets are excluded from the Collateral, including certain real property assets.

Pursuant to the documentation governing the Senior Notes, we may redeem some or all of the Senior Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the applicable Senior Notes and, in certain cases, subject to significant prepayment premiums. We are obligated to offer to repurchase the Senior Notes at specified prices as a result of certain change-of-control events and a sale of all or substantially all of our assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.

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

In November 2021, the Company amended the Securitization Facility, increasing the purchase limit from $75.0 million to $100.0 million, modifying certain other terms to increase eligible receivables and availability, and extending the term through November 2024. For further information on our long-term debt, see Note 10.

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

Parent and Guarantor Summarized Financial Information	March 31,
Summarized Balance Sheet	2022
in thousands
Assets
Due from non-guarantor subsidiaries	$1,034
Current assets	705,662
Noncurrent assets	661,160
Noncurrent receivable from non-guarantor subsidiaries	92,865

Liabilities
Due to non-guarantor subsidiaries	15,079
Current liabilities	562,731
Noncurrent liabilities	1,938,864

Year Ended
Summarized Statement of Operations	March 31, 2022
in thousands
Net sales to non-guarantor subsidiaries	$3,032
Net sales to unrelated parties	1,344,957
Gross profit	347,226
Loss from continuing operations before income taxes	(47,119)
Net loss	(47,906)

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,604,663	$3,268	$1,092,761	$502,652	$5,982
Debt interest(1)	322,776	121,732	184,176	15,522	1,346
Operating leases	23,545	7,449	7,164	4,836	4,096
Purchase obligations	773,166	544,087	227,881	1,083	115
Total	2,724,150	676,536	1,511,982	524,093	11,539

(1)
Includes fixed-rate interest only.

The above table includes approximately $284.6 million of total contractual obligations pertaining to the manufacturing operations located in Stuart, Florida that, subsequent to the closing of these transactions, will no longer be contractual obligations of the Company. The $284.6 million total contractual obligations primarily represent purchase obligations, of which approximately 53% were expected to be paid in less than one year. The above table excludes unrecognized tax benefits of $12.0 million as of March 31, 2022, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2022, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

Pension Benefits
(in thousands)
Projected benefit obligation at March 31, 2022	$1,946,201
Plan assets at March 31, 2022	1,649,241
Projected contributions by fiscal year
2023	1,310
2024	1,303
2025	1,294
2026	1,272
2027	1,246
Total 2023 - 2027	$6,425

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

Goodwill and Intangible Assets

Refer to Note 2 and Note 7 for details on our goodwill and intangible asset accounting policies. As disclosed in Note 7, as of March 31, 2022, Aerospace Structures had goodwill of $475.3 million which was fully impaired during fiscal year 2018. The goodwill of one of the reporting units within Systems & Support had goodwill of $66.1 million which was fully impaired during fiscal year 2020. No reporting units have goodwill with a material carrying value that is at risk of impairment as of March 31, 2022.

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

Postretirement Plans

Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States and the United Kingdom, which we sponsor. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. The most significant of these assumptions are the discount rates and the long-term expected rates of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized for each plan to the extent required over the estimated future life expectancy of plan participants.

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

Expected Return on Plan Assets

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term expected annual rate of return on assets was estimated at 7.91% and 7.94% for fiscal years 2022 and 2021, respectively.

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

Sensitivity Analysis

Pension Expense

A 25 basis point change in each of the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension income for the next 12 months:

	(Decrease)/Increase in Pension Income
	25 Basis Point Increase	25 Basis Point Decrease
	(In thousands)
Expected long-term rate of return on plan assets	$3,826	$(3,826)
Discount rate	$(369)	$407

Projected Benefit Obligation

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. Refer to Note 15 for a quantitative sensitivity analysis for the PBO.

Income Tax

We follow ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. As of March 31, 2022, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the reduction is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.

Recently Issued Accounting Pronouncements

Refer to Note 1 for disclosure of the effects of any recently issued accounting guidance that are significant to our financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2022, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have a material impact on the unrecognized gains or losses recognized within operating income. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our outstanding debt, which pays interest at a fixed rate, will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The information below summarizes our market risks associated with debt obligations and should be read in conjunction with Note 10 of the notes to the accompanying consolidated financial statements.

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2022.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$3,268	$2,695	$1,090,066	$501,173	$1,479	$5,982	$1,604,663
Weighted average interest rate (%)	7.59%	7.60%	5.94%	5.83%	6.95%	7.33%

There are no other significant market risk exposures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2022, expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described in Note 12 of the consolidated financial statements, at March 31, 2022 the Company had deferred tax assets for deductible temporary differences and tax attributes of $41 million (net of a $512 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Defined Benefit Pension Obligations

Description of the Matter

At March 31, 2022, the Company’s aggregate defined benefit pension obligation was $1.9 billion and the net periodic benefit expense was $4.8 million. As described in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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

To test the defined benefit pension benefit obligation, and the related net periodic benefit income, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, the underlying data used by management and its actuaries and the appropriateness of management’s judgments in applying the authoritative accounting literature. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension from prior year resulting from the change in service cost, interest cost, benefit payments, actuarial gains and losses, participant contributions, special termination benefits plan amendments, and settlements. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the actuarial assumptions. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected defined benefit pension cash flows to prior year amounts and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments.

We have served as the Company’s auditor since 1993.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 23, 2022

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$240,878	$589,882
Trade and other receivables, less allowance for credit losses of $7,940 and $8,095	178,663	194,066
Contract assets	101,828	134,638
Inventory, net	361,692	400,366
Prepaid expenses and other current assets	19,903	19,206
Assets held for sale	60,104	216,276
Total current assets	$963,068	1,554,434
Property and equipment, net	169,050	211,369
Goodwill	513,722	521,638
Intangible assets, net	84,850	102,453
Other, net	30,476	61,041
Total assets	$1,761,166	$2,450,935
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,268	$5,247
Accounts payable	161,534	179,473
Contract liabilities	171,763	204,379
Accrued expenses	208,059	271,160
Liabilities related to assets held for sale	57,519	58,108
Total current liabilities	$602,143	718,367
Long-term debt, less current portion	1,586,222	1,952,296
Accrued pension and other postretirement benefits	301,303	384,256
Deferred income taxes	7,213	7,491
Other noncurrent liabilities	51,708	207,378
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,629,279 and 64,488,674 shares issued; 64,614,382 and 64,185,001 shares outstanding	64	64
Capital in excess of par value	973,112	978,272
Treasury stock, at cost, 14,897 and 303,673 shares	(96)	(12,606)
Accumulated other comprehensive loss	(463,354)	(530,192)
Accumulated deficit	(1,297,149)	(1,254,391)
Total stockholders' deficit	(787,423)	(818,853)
Total liabilities and stockholders' deficit	$1,761,166	$2,450,935

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended March 31,
	2022	2021	2020
Net sales	$1,459,942	$1,869,719	$2,900,117
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	1,073,063	1,476,266	2,307,393
Selling, general and administrative	202,070	215,962	257,529
Depreciation and amortization	49,635	93,334	138,168
Legal judgment gain, net of expenses	—	—	(9,257)
Impairment of long-lived assets	2,308	252,382	—
Impairment of goodwill	—	—	66,121
Restructuring	19,295	53,224	25,340
Loss on sale of assets and businesses	9,294	104,702	56,916
	1,355,665	2,195,870	2,842,210
Operating income (loss)	104,277	(326,151)	57,907
Non-service defined benefit income	(5,373)	(49,519)	(40,587)
Debt extinguishment loss	11,624	—	—
Interest expense and other, net	135,861	171,397	122,129
Loss from continuing operations before income taxes	(37,835)	(448,029)	(23,635)
Income tax expense	4,923	2,881	5,798
Net loss	$(42,758)	$(450,910)	$(29,433)
Loss per share—basic:
Net loss	$(0.66)	$(8.55)	$(0.58)
Weighted average common shares outstanding—basic	64,538	52,739	50,494
Loss per share—diluted:
Net loss	$(0.66)	$(8.55)	$(0.58)
Weighted average common shares outstanding—diluted	64,538	52,739	50,494

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year ended March 31,
	2022	2021	2020
Net loss	$(42,758)	$(450,910)	$(29,433)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,772)	19,884	(13,439)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax (expense) benefit
Prior service credit, net of taxes of $0, $0, and $0, respectively	2,902	—	94,182
Actuarial gain (loss), net of taxes of $0, $0, and $0, respectively	41,756	168,701	(303,017)
Reclassification to net loss - net of expense (benefit)
Amortization of net loss, net of taxes of $0, $0, and $0, respectively	34,082	26,483	49,290
Recognized prior service credits, net of taxes of $0, $0, and $0, respectively	(4,845)	(4,130)	(54,280)
Total defined benefit pension plans and other postretirement benefits, net of taxes	73,895	191,054	(213,825)
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax benefit of $0, $0, and $0, respectively	(2,244)	5,891	(1,611)
Reclassification of gain (loss) included in net earnings, net of tax expense of $0, $0, and $0, respectively	959	(573)	(1,562)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,285)	5,318	(3,173)
Total other comprehensive income (loss)	66,838	216,256	(230,437)
Total comprehensive income (loss)	$24,080	$(234,654)	$(259,870)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Deficit

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
March 31, 2019	49,887,268	$52	$867,545	$(159,154)	$(516,011)	$(765,745)	$(573,313)
Net loss	—	—	—	—	—	(29,433)	(29,433)
Adoption of ASC 842	—	—	—	—	—	(225)	(225)
Foreign currency translation adjustment	—	—	—	—	(13,439)	—	(13,439)
Pension liability adjustment, net of income taxes of ($656)	—	—	—	—	(213,825)	—	(213,825)
Change in fair value of foreign currency hedges, net of income taxes of $228	—	—	—	—	(3,173)	—	(3,173)
Cash dividends ($0.16 per share)	—	—	—		—	(8,078)	(8,078)
Share-based compensation	264,658	—	(5,508)	16,222	—	—	10,714
Repurchase of restricted shares for minimum tax obligation	(69,601)	—	—	(1,442)	—	—	(1,442)
Employee stock purchase plan	45,061	—	(1,811)	2,761	—	—	950
Contribution of treasury shares to pension plan	1,730,703	—	(55,396)	105,396	—	—	50,000
March 31, 2020	51,858,089	52	804,830	(36,217)	(746,448)	(803,481)	(781,264)
Net loss	—	—	—	—	—	(450,910)	(450,910)
Foreign currency translation adjustment	—	—	—	—	19,884	—	19,884
Pension liability adjustment, net of income taxes of $0	—	—	—	—	191,054	—	191,054
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	5,318	—	5,318
Share-based compensation	288,350	—	(6,250)	18,695	—	—	12,445
Repurchase of restricted shares for minimum tax obligation	(99,082)	—	—	(1,285)	—	—	(1,285)
Employee stock purchase plan	109,890	—	(5,344)	6,201	—	—	857
Contribution of common stock to pension plan, net of issuance costs	2,849,002	3	39,662	—	—	—	39,665
Issuance of common stock - at the market offering, net of issuance costs	9,178,752	9	145,374	—	—	—	145,383
March 31, 2021	64,185,001	64	978,272	(12,606)	$(530,192)	(1,254,391)	(818,853)
Net loss	—	—	—	—	—	(42,758)	(42,758)
Foreign currency translation adjustment	—	—	—	—	(5,772)	—	(5,772)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	73,895	—	73,895
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,285)	—	(1,285)
Share-based compensation	565,168	—	(5,332)	15,266	—	—	9,934
Repurchase of restricted shares for minimum tax obligation	(173,009)	—	—	(3,249)	—	—	(3,249)
Employee stock purchase plan	37,222	—	172	493	—	—	665
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended March 31
	2022	2021	2020
Operating Activities
Net loss	$(42,758)	$(450,910)	$(29,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,635	93,334	138,168
Impairment of long-lived assets	2,308	252,382	66,121
Amortization of acquired contract liability	(5,871)	(38,564)	(75,286)
Loss on sale of assets and businesses	9,294	104,702	56,916
Curtailments, settlements, and special termination benefits loss, net	52,005	—	14,293
Other amortization included in interest expense	9,047	23,759	11,157
Provision for credit losses	452	4,853	1,554
Provision (benefit) for deferred income taxes	25	(176)	2,823
Share-based compensation	9,782	12,701	11,062
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	2,822	126,294	5,001
Contract assets	702	46,841	50,440
Inventories	25,642	35,412	(48,802)
Prepaid expenses and other current assets	(1,122)	(310)	16,376
Accounts payable, accrued expenses, and contract liabilities	(189,412)	(330,992)	(61,338)
Accrued pension and other postretirement benefits	(58,597)	(51,692)	(66,519)
Other, net	(970)	(753)	4,133
Net cash used in operating activities	(137,016)	(173,119)	96,666
Investing Activities
Capital expenditures	(19,660)	(25,178)	(39,834)
Proceeds from sale of assets and businesses	224,518	15,888	47,229
Investment in joint venture	(2,101)	—	—
Purchase of facility related to divested businesses	(21,550)	—	—
Net cash provided by (used in) investing activities	181,207	(9,290)	7,395
Financing Activities
Net decrease in revolving credit facility	—	(400,000)	185,000
Proceeds from issuance of long-term debt	107	713,900	585,580
Retirement of debt and finance lease obligations	(380,009)	(160,035)	(449,650)
Payment of deferred financing costs	(400)	(20,716)	(17,718)
Sales of common stock, net of issuance costs	—	145,383	—
Premium on redemption of First Lien Notes	(9,108)	—	—
Dividends paid	—	—	(8,078)
Repurchase of shares for share-based compensation minimum tax obligation	(3,249)	(1,285)	(1,442)
Net cash (used in) provided by financing activities	(392,659)	277,247	293,692
Effect of exchange rate changes on cash	(536)	9,581	(5,097)
Net change in cash and cash equivalents	(349,004)	104,419	392,656
Cash and cash equivalents at beginning of period	589,882	485,463	92,807
Cash and cash equivalents at end of period	$240,878	$589,882	$485,463

See accompanying notes to consolidated financial statements.

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

Standards Recently Implemented

Adoption of ASU 2021-10

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance, which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These required disclosures include information on the nature of such transactions, the related accounting policies used to account for the transactions, detail on the line items on the balance sheet and income statement affected by these transactions, including amounts applicable to each line, and significant terms and conditions of the transactions including relevant commitments and contingencies. The ASU is effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company elected to early adopt ASU 2021-10 effective March 31, 2022.

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award is primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022, and the Company currently expects the total amount to be received under the agreement to be approximately $18,800. The grant benefit is being recognized over the six-month performance period as a reduction to cost of sales in proportion to the compensation expense that the award is intended to defray.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2022, the Company has received the first installment of approximately $10,630, and the remaining balance of approximately $8,200 is included within trade and other receivables, net on the accompanying consolidated balance sheet. The full amount that the Company expects to receive under the agreement less approximately $14,064 that has been recognized as a reduction in cost of sales in the year ended March 31, 2022, is presented in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base. For the years ended March 31, 2022 and 2021, credit loss expense and write-offs were immaterial.

Trade and other receivables, net composed of the following:

	March 31,
	2022	2021
Total trade receivables	$169,978	$192,888
Other receivables	16,625	9,273
Total trade and other receivables	186,603	202,161
Less: Allowance for credit losses	(7,940)	(8,095)
Total trade and other receivables, net	$178,663	$194,066

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives.

The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed as required by ASC 350 to determine whether a goodwill impairment exists at the reporting unit.

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

During the fourth quarter of the fiscal year ended March 31, 2022, the Company performed its annual goodwill impairment assessment for each of its reporting units with no impairment identified.

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

In fiscal 2021, the Company's Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities (as disclosed in Note 3, this transaction closed in August 2020). These planned divestitures represented the divestiture of certain assets and liabilities of an operating business within the Aerospace Structures segment that the Company had identified as an asset group pursuant to the provisions of ASC 360, Property, Plant, and Equipment. As a result, as of May 31, 2020, the Company concluded that the planned divestitures represented a significant change in the manner in which the related asset group was expected to be used, and that the asset group therefore needed to be tested for recoverability. The asset group primarily consists of working capital, fixed assets and definite-lived intangible assets. The Company first determined that the relevant long-lived asset group was not recoverable by comparing the undiscounted cash flows expected to be generated by the long-lived asset group to the carrying value of the asset group. As a result, the Company estimated the fair value of the long-lived asset group and concluded that the asset group was impaired. The Company used a multi-period excess earnings approach to estimate the fair value of the long-lived asset group for purposes of testing the asset group for impairment. This method estimates fair value based on the expected future excess earnings stream attributable to the asset group. This method requires the use of several key assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. A discount rate of 15.0% was applied to the estimated future excess earnings and cash flows in order to estimate the fair value of the asset group as of the measurement date. The Company has determined that the lowest level of the inputs that are significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

For the fiscal year ended March 31, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue and operating income and decreased net loss, and loss per share by approximately $6,884, $16,042, $16,042, and $0.25, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2022, included gross favorable adjustments of approximately $30,560 and gross unfavorable adjustments of approximately $14,518.

For the fiscal year ended March 31, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue and decreased operating loss, net loss, and loss per share by approximately $4,796, $12,332, $12,332, and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2021, included gross favorable adjustments of approximately $55,180 and gross unfavorable adjustments of approximately $42,848.

For the fiscal year ended March 31, 2020, cumulative catch-up adjustments resulting from changes in estimates increased revenue, operating loss, net loss, and loss per share by approximately $12,011, ($22,844), ($22,844), and ($0.45), respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2020, included gross favorable adjustments of approximately $43,405 and gross unfavorable adjustments of approximately $66,249.

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

The balance of the liability as of March 31, 2022, is $12,862 and expected to amortize over a period of 5 to 10 years.

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when comparing the carrying value of assets held for sale with the related fair value less cost to sell (see Note 3), when measuring long-lived asset impairment in fiscal 2021 (see above within the disclosure of the Company’s goodwill and intangible asset accounting policies), when disclosing the fair value of its long-term debt not recorded at fair value (see Note 10), and to its pension and postretirement plan assets (see Note 15).

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

Supplemental Cash Flow Information

For the fiscal years ended March 31, 2022, 2021, and 2020, the Company paid $5,382, $2,297, and $4,005, respectively, for income taxes, net of income tax refunds received.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. The transaction is subject to customary closing conditions and is expected to close in the first half of calendar 2022 and result in a gain. The operating results of the Stuart, Florida, operations are included within the Aerospace Structures reportable segment.

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

In May 2021, upon the completion of the sale of composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized an additional loss of approximately $6,000, which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses. The additional loss was primarily the result of changes in the working capital balances of the disposal group from March 31, 2021, to the date of divestiture, the final amount of which will be subject to any adjustments in the purchase price as a result of routine closing working capital adjustments and may be further adjusted as a result of closing working capital settlement. The operating results of these related operations are included within the Aerospace Structures reportable segment through the date of divestiture. As disclosed in Note 15, as a result of the completed sale of these manufacturing operations, the Company recognized a curtailment loss of approximately $16,000.

In January 2021, the Company announced the shutdown of its composites manufacturing operations located in Spokane, Washington, and began to execute the strategic exit of these facilities. In the year ended March 31, 2022, the Company sold certain asset groups within the related manufacturing operations. The total purchase price associated with these transactions is approximately $11,000, all of which has been received as of March 31, 2022. The resulting losses on the sale of these assets were insignificant.

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

As a result of the transactions described above, including routine closing working capital adjustments, the Company recognized approximately $9,294 in additional net losses on divestiture of assets and businesses in the twelve months ended March 31, 2022, largely comprising changes in working capital balances of disposal groups and related routine working capital adjustments that could be further adjusted as a result of closing working capital settlements.

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

4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based on the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 21, Segments.

The following table shows disaggregated net sales satisfied over time and at a point in time (excluding intercompany sales) for the years ended March 31, 2022, 2021, and 2020:

	Year Ended March 31,
	2022	2021	2020
Systems & Support
Satisfied over time	$490,082	$464,874	$578,117
Satisfied at a point in time	534,472	576,886	738,158
Revenue from contracts with customers	1,024,554	1,041,760	1,316,275
Amortization of acquired contract liabilities	5,859	15,062	34,486
Total revenue	1,030,413	1,056,822	1,350,761

Aerospace Structures
Satisfied over time	$402,194	$746,545	$1,378,866
Satisfied at a point in time	27,323	42,850	129,690
Revenue from contracts with customers	429,517	789,395	1,508,556
Amortization of acquired contract liabilities	12	23,502	40,800
Total revenue	429,529	812,897	1,549,356
	$1,459,942	$1,869,719	$2,900,117

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the years ended March 31, 2022 and 2021:

	Year Ended March 31,
	2022	2021	2020
Systems & Support
Commercial aerospace	$406,151	$396,841	$737,885
Military	511,455	552,323	436,166
Business jets	49,165	36,701	61,338
Regional	22,956	24,862	43,761
Non-aviation	34,827	31,033	37,125
Revenue from contracts with customers	1,024,554	1,041,760	1,316,275
Amortization of acquired contract liabilities	5,859	15,062	34,486
Total revenue	$1,030,413	$1,056,822	$1,350,761

Aerospace Structures
Commercial aerospace	$376,936	$481,845	$879,690
Military	16,481	137,466	116,846
Business jets	28,255	158,156	422,681
Regional	6,445	11,558	89,318
Non-aviation	1,400	370	21
Revenue from contracts with customers	429,517	789,395	1,508,556
Amortization of acquired contract liabilities	12	23,502	40,800
Total revenue	429,529	812,897	1,549,356
	$1,459,942	$1,869,719	$2,900,117

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the accompanying consolidated balance sheets. For the years ended March 31, 2022 and 2021, credit loss expense and write-offs related to contract assets were immaterial.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	March 31, 2022	March 31, 2021	Change
Contract assets	$101,893	$139,937	$(38,044)
Contract liabilities	(172,862)	(305,116)	132,254
Net contract liability	$(70,969)	$(165,179)	$94,210

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $6,884. The change in contract assets is the result of revenue recognized in excess of amounts billed during the year ended March 31, 2022, as well as the reclassification of approximately $43,189 of contract assets as held for sale on the accompanying consolidated balance sheet as of March 31, 2022. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances during the period, as well as certain customer advance repayments settled during the year ended March 31, 2022, and the reclassification of approximately $2,551 of contract liabilities as held for sale on the accompanying consolidated balance sheet as of March 31, 2022. For the period ended March 31, 2022, the Company recognized $76,223 of revenue that was included in the contract liability balance at the beginning of the period. Noncurrent contract assets presented in other, net on the accompanying consolidated balance sheets as of March 31, 2022 and 2021, were $65 and $5,299, respectively. Noncurrent contract liabilities presented in other noncurrent liabilities on the accompanying consolidated balance sheets as of March 31, 2022 and 2021, were $1,099 and $100,737, respectively.

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

As of March 31, 2022, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,805,723	$1,049,616	$739,662	$16,443	$2

Of the total unsatisfied performance obligations included in the table above as of March 31, 2022, approximately $622,018 related to the assets held for sale as of March 31, 2022, as disclosed in Note 3.
5. INVENTORIES

The Company records inventories at the lower of cost (average-cost or specific-identification methods) or market. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories sold by the first-in, first-out or average cost methods.

The components of inventories are as follows:

	March 31,
	2022	2021
Raw materials	$44,841	$45,211
Work-in-process, including manufactured and purchased components	269,368	277,729
Finished goods	19,472	51,221
Rotable assets	28,011	26,205
Total inventories	$361,692	$400,366

6. PROPERTY AND EQUIPMENT

Property and equipment, which include equipment under finance lease and leasehold improvements, are recorded at cost and depreciated over the estimated useful lives of the related assets, or the lease term if shorter in the case of leasehold

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

improvements, using the straight-line method. Buildings and improvements are depreciated over a period of 15 to 40 years, and machinery and equipment are depreciated over a period of 7 to 15 years (except for furniture, fixtures and computer equipment, which are depreciated over a period of 3 to 10 years).

Net property and equipment is:

	March 31,
	2022	2021
Land	$18,109	$17,814
Construction-in-process	13,691	11,368
Buildings and improvements	117,284	144,756
Machinery and equipment	464,141	594,542
	613,224	768,480
Less: accumulated depreciation	444,174	557,111
	$169,050	$211,369

Depreciation expense for the fiscal years ended March 31, 2022, 2021, and 2020, was $40,282, $71,651 and $89,857, respectively, which includes depreciation of assets under finance lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2022 and 2021:

Systems & Support
March 31, 2021	$521,638
Effect of exchange rate changes	(3,899)
Goodwill associated with dispositions	(4,017)
March 31, 2022	$513,722

Systems & Support
March 31, 2020	$513,527
Effect of exchange rate changes	8,111
March 31, 2021	$521,638

As of March 31, 2022 and 2021, Aerospace Structures had gross goodwill of $475,302 and $871,387, respectively, which was fully impaired. As of March 31, 2022 and 2021, Systems & Support had gross goodwill of $579,843 and $587,759, respectively, and accumulated goodwill impairment of $66,121 and $66,121, respectively.

Intangible Assets

The components of intangible assets, net are as follows:

	March 31, 2022
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.5	155,284	(73,806)	81,478
Product rights, technology and licenses	11.4	53,099	(49,820)	3,279
Other	30.0	300	(207)	93
Total intangibles, net		$208,683	$(123,833)	$84,850

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	March 31, 2021
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.9	170,198	(74,253)	95,945
Product rights, technology and licenses	11.4	55,050	(48,645)	6,405
Other	30.0	300	(197)	103
Total intangibles, net		$225,548	$(123,095)	$102,453

Amortization expense for the fiscal years ended March 31, 2022, 2021, and 2020, was $11,660, $22,551, and $48,311, respectively. Amortization expense for the five fiscal years succeeding March 31, 2022, by year is expected to be as follows: 2023: $10,769; 2024: $8,931; 2025: $8,931; 2026: $8,931; 2027: $7,978, and thereafter: $39,310.

8. ACCRUED EXPENSES

Accrued expenses consist of the following items:

	March 31,
	2022	2021
Accrued pension	$801	$1,097
Accrued other postretirement benefits	2,715	3,371
Accrued compensation and benefits	74,014	97,021
Accrued interest	22,880	31,036
Accrued warranties	20,739	24,492
Accrued workers' compensation	13,547	15,601
Accrued income tax	4,205	5,084
Operating lease liabilities	6,318	11,605
All other	62,840	81,853
Total accrued expenses	$208,059	$271,160

9. LEASES

The components of lease expense for the year ended March 31, 2022, 2021, and 2020, are disclosed in the table below.

		Year Ended March 31,
Lease Cost	Financial Statement Classification	2022	2021	2020
Operating lease cost	Cost of sales or Selling, general and administrative expense	$9,473	$22,976	$24,539
Variable lease cost	Cost of sales or Selling, general and administrative expense	9,359	9,344	8,382
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	3,785	4,673	5,317
Interest on lease liability	Interest expense and other	1,590	1,580	2,307
Total lease cost (1)		$24,207	$38,573	$40,545

(1)
Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental cash flow information for the years ended March 31, 2022, 2021, and 2020, is disclosed in the table below.

	Year Ended March 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$14,133	$21,008	$21,430
Operating cash flows used in finance leases	1,602	1,583	2,327
Financing cash flows used in finance leases	5,161	7,774	8,370
ROU assets obtained in exchange for lease liabilities
Operating leases	666	6,547	3,826
Finance leases	725	2,909	1,039

Supplemental balance sheet information related to leases as of March 31, 2022 and 2021, is disclosed in the table below.

		March 31,
Leases	Classification	2022	2021
Assets
Operating lease ROU assets	Other, net Assets held for sale	$18,312	$46,643

Finance lease ROU assets, cost	Property and equipment, net	32,406	44,128
Accumulated amortization	Property and equipment, net	(20,299)	(23,344)
Finance lease ROU assets, net		12,107	20,784
Total lease assets		$30,419	$67,427

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$6,624	$12,885
Finance	Current portion of long-term debt	3,268	5,972
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	13,324	42,385
Finance	Long-term debt, less current portion	13,224	14,878
Total lease liabilities		$36,440	$76,120

Information related to lease terms and discount rates as of March 31, 2022 and 2021, is disclosed in the table below.

	March 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	3.2	7.3
Finance leases	7.9	6.9

Weighted average discount rate
Operating leases	6.1%	6.3%
Finance leases	6.8%	6.8%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The maturity of the Company's lease liabilities as of March 31, 2022, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2023	$7,449	$3,720	$11,169
FY2024	4,041	3,082	7,123
FY2025	3,123	2,130	5,253
FY2026	2,502	1,307	3,809
FY2027	2,334	1,261	3,595
Thereafter	4,096	7,395	11,491
Total lease payments	23,545	18,895	42,440
Less: Imputed interest	(3,597)	(2,403)	(6,000)
Total lease liabilities	$19,948	$16,492	$36,440

10. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2022	2021
Finance leases	16,492	20,125
Senior secured first lien notes due 2024	563,171	700,000
Senior secured notes due 2024	525,000	525,000
Senior notes due 2022	—	236,471
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(15,173)	(24,053)
	1,589,490	1,957,543
Less: current portion	3,268	5,247
	$1,586,222	$1,952,296

Receivables Securitization Program

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

At March 31, 2022, there were $0 in borrowings and $23,339 in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies. As disclosed above, the Securitization Facility expires in November 2024.

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

Senior Secured First Lien Notes due 2024

On August 17, 2020, the Company issued $700,000 principal amount of 8.875% Senior Secured First Lien Notes due June 1, 2024, pursuant to an indenture among the Company, the Guarantor Subsidiaries (as defined below) and U.S. Bank National Association, as trustee (the “First Lien Notes Indenture”). The First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 8.875%. Interest is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. In connection with the issuance of the First Lien Notes, the Company incurred approximately $13,000 of costs, which were deferred and are being amortized over the term of the First Lien Notes.

The First Lien Notes and the guarantees are first lien secured obligations of the Company and the Guarantor Subsidiaries. The First Lien Notes:

(i)
rank equally in right of payment to any existing and future senior indebtedness of the Company and Guarantor Subsidiaries, including the 2024 Notes and the 2025 Notes, (each as defined below and collectively, the “Existing Notes”);
(ii)
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
(iii)
are senior in right of payment to all future subordinated indebtedness of the Company and the Guarantor Subsidiaries;
(iv)
are secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to the Collateral Trust Agreement (as defined below);
(v)
are effectively subordinated to any existing and future obligations of the Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and
(vi)
are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the First Lien Notes, including the Securitization Facility.

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

Senior Secured Notes Due 2024

On September 23, 2019, the Company issued $525,000 principal amount of 6.250% Senior Secured Notes due September 15, 2024. The 2024 Notes were sold at 100% of the principal amount and have an effective interest yield of 6.250%. Interest is payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on March 15, 2020. In connection with the issuance of the 2024 Notes, the Company incurred approximately $9,300 of costs, which were deferred and are being amortized over the term of the 2024 Notes.

The 2024 Notes are second lien secured obligations of the Company and its subsidiary guarantors. The 2024 Notes:

(i)
rank equal in right of payment to existing and future senior indebtedness of the Company and its subsidiary guarantors, including the obligations of the Company and its subsidiary guarantors under the Company’s Existing Notes;
(ii)
are effectively subordinated to all obligations of the Company and its subsidiary guarantors that are either (A) secured by a lien on the Collateral (as defined below) that is senior or prior to the second-priority liens securing the 2024 Notes, including the first-priority liens securing the First Lien Notes and certain cash management and hedging obligations, or (B) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations;
(iii)
are senior in right of payment to existing and future subordinated indebtedness of the Company and its subsidiary guarantors;
(iv)
are effectively senior to all existing and future unsecured debt of the Company and its subsidiary guarantors, but only to the extent of the value of the Collateral (after giving effect to any senior liens on the Collateral); and
(v)
are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2024 Notes, including the Securitization Facility.

The 2024 Notes are guaranteed on a full, senior secured, joint and several basis by, subject to certain customary exceptions, each of the Company’s domestic restricted subsidiaries (the "Guarantor Subsidiaries").

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

The 2024 Notes were issued pursuant to an indenture dated as of September 23, 2019 (the “Indenture”). The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into certain transactions with affiliates.

Senior Notes due 2022

On May 19, 2021, the Company called all outstanding 5.250% Senior Notes due June 1, 2022 (the "2022 Notes"). On June 18, 2021, the Company redeemed $236,471 principal amount of the 2022 Notes.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.75% Senior Notes due August 15, 2025. The 2025 Notes were sold at 100% of the principal amount and have an effective interest yield of 7.75%. Interest is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. In connection with the issuance of the 2025 Notes, the Company incurred approximately $8,779 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.

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

The 2025 Indenture contains covenants that, among other things, limit the Company's ability and the ability of any of the guarantor subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into certain transactions with affiliates.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying consolidated financial statements are as follows:

March 31, 2022		March 31, 2021
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,589,490	$1,639,248	$1,957,543	$2,085,204

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on its existing debt (Level 2 inputs).

Interest paid on indebtedness during the fiscal years ended March 31, 2022, 2021, and 2020, amounted to $147,030, $116,515 and $99,438, respectively. The interest paid during the year ended March 31, 2022, includes the redemption premiums on the First Lien Notes of $9,108.

As of March 31, 2022, the fiscal year maturities of long-term debt are as follows: 2023 — $3,268; 2024 — $2,695; 2025 — $1,090,066; 2026 — $501,173; 2027 — $1,479; and thereafter— $5,982 through 2032.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are composed of the following items:

	March 31,
	2022	2021
Acquired contract liabilities, net	$12,862	$43,888
Accrued warranties	6,317	9,519
Accrued workers' compensation	9,024	11,226
Noncurrent contract liabilities	1,099	100,737
Operating lease liabilities	12,920	26,060
Environmental contingencies	5,336	9,185
Income tax reserves	300	300
All other	3,850	6,463
Total other noncurrent liabilities	$51,708	$207,378

12. INCOME TAXES

The components of loss from continuing operations before income taxes are as follows:

	Year ended March 31,
	2022	2021	2020
Foreign	$14,962	$(1,518)	$33,399
Domestic	(52,797)	(446,511)	(57,034)
	$(37,835)	$(448,029)	$(23,635)

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2022	2021	2020
Current:
Federal	$—	$—	$(654)
State	(157)	(315)	27
Foreign	5,055	3,372	3,602
	4,898	3,057	2,975
Deferred:
Federal	—	—	2,748
State	—	—	73
Foreign	25	(176)	2
	25	(176)	2,823
	$4,923	$2,881	$5,798

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	15.9	2.7	(12.1)
Section 162(m)	(5.1)	(0.2)	(2.1)
Goodwill impairment	—	—	(37.4)
Miscellaneous permanent items and nondeductible accruals	(0.9)	(0.5)	6.0
Research and development tax credit	6.0	0.7	30.4
Impact of foreign operations (including rate differential, rate change, and settlement with tax authorities	14.0	(0.3)	(24.1)
Valuation allowance	(61.9)	(25.5)	29.3
Tax reform and CARES Act	—	—	(12.3)
Global Intangible Low-Taxed Income	(2.0)	—	(20.4)
Other (including FIN 48)	(0.5)	1.4	(2.8)
Effective income tax rate	(13.5)%	(0.7)%	(24.5)%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2022	2021
Deferred tax assets:
Net operating loss and other credit carryforwards	$337,361	$345,071
Inventory	21,065	21,484
Accruals and reserves	32,138	34,379
Interest carryforward	80,593	62,893
Pension and other postretirement benefits	74,271	89,952
Lease right-of-use assets	4,199	6,890
Acquired contract liabilities, net	3,686	7,504
	553,313	568,173
Valuation allowance	(512,357)	(512,554)
Net deferred tax assets	40,956	55,619
Deferred tax liabilities:
Deferred revenue	4,160	22,342
Property and equipment	14,172	12,581
Goodwill and other intangible assets	24,655	21,701
Lease liabilities	3,787	5,848
Prepaid expenses and other	1,395	588
	48,169	63,060
Net deferred tax liabilities	$7,213	$7,441

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

During fiscal year 2022, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by ($197) primarily due to an aggregate utilization of net operating loss carryforwards of approximately $105,815, the expiration of a portion of the Company's capital loss carryforwards, and changes to temporary differences related to the impairment of long-lived intangible assets, interest disallowance, and pension and other postretirement benefit plans. As of March 31, 2022, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.

As of March 31, 2022, the Company has net operating loss carryforwards of $638,311, $1,405,635, and $151,125 for U.S. federal, state, and foreign jurisdictions, respectively. Approximately $176,664 of U.S. federal net operating losses begin to expire in 2034, and $459,997 have an indefinite carryforward period. State net operating losses begin to expire in 2023, with an immaterial portion classified as indefinite. Approximately $38,532 of foreign net operating losses begin to expire in 2027, and $112,593 have an indefinite carryforward period.

The effective income tax rate for the fiscal year ended March 31, 2022, was (13.5)% as compared with (0.7)% for the fiscal year ended March 31, 2021. The effective income tax rate for the fiscal year ended March 31, 2022, included the benefit of the R&D tax credit of $2,280, the expense of the foreign tax rate differences of $1,380, and the change in the valuation allowance of $23,487. Due to the current year pretax loss, the effective tax rate drivers on a percentage basis are amplified. Accordingly, a year-over-year comparison of the effective tax rate may not be indicative of changes in the Company's tax position.

The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays continue to expire in various years through 2026. The Company does not have any other tax holidays in the jurisdictions in which it operates. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $0 or $0.00 per diluted share in fiscal 2022, $0 or $0.00 per diluted share in fiscal 2021 and $1,932 or $0.04 per diluted share in fiscal 2020.

At March 31, 2022, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $194,522. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

As of March 31, 2022 and 2021, the total amount of unrecognized tax benefits was $11,800 and $11,536, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations, or foreign income tax examinations by tax authorities, for fiscal years ended before March 31, 2014.

As of March 31, 2022, the Company is not subject to any income tax examinations. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. There are no material interest and penalties accrued as of the year ended March 31, 2022.

A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2022 and 2021, follows:

	Year ended March 31,
	2022	2021	2020
Beginning balance	$11,750	$19,127	$19,373
Adjustments for tax positions related to the current year	228	311	1,057
Adjustments for tax positions of prior years	—	(7,688)	(1,303)
Ending balance	$11,978	$11,750	$19,127

13. STOCKHOLDERS' DEFICIT

In March 2022, the Company adopted a tax benefits preservation plan (the " Plan") designed to preserve Triumph’s ability to utilize its net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits"). The Plan replaces a similar plan

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

that was adopted in March 2019 and which expired in March 2022. The Company intends to submit the Plan for stockholder approval at the Company’s next annual meeting of stockholders.

Under the Plan, Triumph declared a dividend distribution of one right (a “Right”) for each share of its common stock outstanding at the close of business on March 21, 2022. The Plan will expire on March 13, 2025, if the Company stockholders approve the Plan at the next annual meeting of stockholders; if the Company stockholders do not approve the Plan, then the Plan will automaticallly expire on March 13, 2023. The Rights also will expire: (i) if the Rights are redeemed or exchanged as provided in the Plan; (ii) if the Board determines that the Plan is no longer necessary or desirable for the preservation of the Tax Benefits; or (iii) if the Board determines that no Tax Benefits, once realized, as applicable, may be carried forward (in which case, the Rights will expire on the first date of the relevant taxable year for which such determination is made).

Pursuant to the Plan, if a stockholder (or group) becomes a 4.9% stockholder without meeting certain customary exceptions, the Rights become exercisable and entitle stockholders (other than the 4.9% stockholder or group causing the rights to become exercisable) to purchase additional shares of Triumph at a significant discount, resulting in significant dilution in the economic interest and voting power of the 4.9% stockholder or group causing the Rights to become exercisable. Stockholders owning 4.9% or more of Triumph’s outstanding shares at the time the Plan was adopted were grandfathered and will only cause the Rights to distribute and become exercisable if they acquire an additional one percent or more of Triumph’s outstanding shares. Under the Plan, the Board has the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 4.9% stockholder. The adoption of the Plan and the dividend distribution did not have an impact on the Company’s consolidated financial statements.

On February 4, 2021, the Company implemented an “at the market” stock issuance program by entering into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. (the “Manager”). Under the terms of the Equity Distribution Agreement, the Company may from time to time to or through the Manager, acting as agent and/or principal, offer and sell shares of its common stock having a gross sales price of up to $150,000. From the date the program was implemented through March 31, 2021, the Company completed the program, selling 9,178,752 shares with a gross sales price of $150,000 for total proceeds net of stock issuance costs of $145,383.

In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2022, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2022 and 2021, zero shares of preferred stock were outstanding.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2022 and 2021, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2020	$(62,045)	$(4,303)	$(680,100)		$(746,448)
AOCI before reclassifications	19,884	5,891	168,701		194,476
Amounts reclassified from AOCI	—	(573)	22,353	(2)	21,780
Net current period OCI	19,884	5,318	191,054		216,256
March 31, 2021	(42,161)	1,015	(489,046)		(530,192)
AOCI before reclassifications	(5,772)	(2,244)	44,658		36,642
Amounts reclassified from AOCI	—	959	29,237	(2)	30,196
Net current period OCI	(5,772)	(1,285)	73,895		66,838
March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic pension cost

14. LOSS PER SHARE

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted loss per share:

	Year ended March 31,
	2022	2021	2020
	(thousands)
Weighted average common shares outstanding—basic	64,538	52,739	50,494
Net effect of dilutive stock options and non-vested stock(1)	—	—	—
Weighted average common shares outstanding—diluted	64,538	52,739	50,494

(1)
For the fiscal years ended March 31, 2022, 2021, and 2020, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at a rate of 75% of the first 6% of compensation contributed by the participant. All contributions and Company matches are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $2,998, $1,665, and $14,763 for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Effective April 1, 2020, the Company suspended its 401(k) matching contribution for non-represented employees and some represented employees. This suspension was ended December 31, 2021, and the Company's 401(k) matching program recommenced effective January 1, 2022.

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

In addition to the defined benefit pension plans, the Company provides other postretirement benefits ("OPEB") in the form of certain health care benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2022. During the year ended March 31, 2020, the Company reached agreement with two unions whose members make up the vast majority of participants eligible for retiree healthcare benefits. Under the terms of these agreements, the right to benefits under the current program ceased for all represented participants (actively employed and retired) by April 1, 2020. Company-funded notional health reimbursement accounts were provided to retired participants (and their dependents) whose eligibility for current benefits ended under the new agreement. As a result, the Company's OPEB liability is no longer material. Actuarial gains associated with the OPEB plan are carried within AOCI as shown in the table below.

In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2022 and 2021, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company’s evaluation of data from fund managers and comparable market data.

The following tables set forth the Company's consolidated defined benefit pension plans for its union and non-union employees as of March 31, 2022 and 2021, and the amounts recorded on the consolidated balance sheets at March 31, 2022 and 2021. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits
	Year ended March 31,
	2022	2021
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$2,230,248	$2,254,985
Service cost	745	1,537
Interest cost	46,891	64,599
Actuarial (gain) loss	(82,483)	83,263
Plan amendments	141	—
Curtailments	12,980	—
Participant contributions	146	164
Settlements	(104,991)	—
Special termination benefits	54	—
Benefits paid	(155,518)	(179,956)
Currency translation adjustment	(2,012)	5,656
Projected benefit obligation at end of year	$1,946,201	$2,230,248
Accumulated benefit obligation at end of year	$1,904,104	$2,228,830
Assumptions used to determine benefit obligations at end of year
Discount rate	2.73 - 3.85%	2.05 - 3.17%
Rate of compensation increase	3.50 - 4.22%	2.80 - 3.50%

	Pension Benefits
	Year ended March 31,
	2022	2021
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,853,963	$1,598,045
Actual return on plan assets	56,796	388,392
Settlements	(104,991)	—
Participant contributions	147	164
Company contributions	1,057	41,201
Benefits paid	(155,519)	(179,956)
Currency translation adjustment	(2,212)	6,117
Fair value of plan assets at end of year	$1,649,241	$1,853,963
Funded status (underfunded)
Funded status	$(296,960)	$(376,285)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$3,814	$7,515
Accrued benefit liability—current	(801)	(1,097)
Accrued benefit liability—noncurrent	(299,973)	(382,703)
Net amount recognized	$(296,960)	$(376,285)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2022	2021	2022	2021
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service credits	$1,458	$4,621	$(49,005)	$(54,109)
Actuarial losses (gains)	674,720	755,234	(49,305)	(53,542)
Income tax (benefits) expenses related to above items	(204,594)	(204,594)	42,016	42,016
Unamortized benefit plan costs (gains)	$471,584	$555,261	$(56,294)	$(65,635)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of net periodic benefit cost for fiscal years ended March 31, 2022, 2021, and 2020, are as follows:

	Pension Benefits
	Year Ended March 31,
	2022	2021	2020
Components of net periodic pension cost
Service cost	$745	$1,537	$2,336
Interest cost	46,891	64,599	68,446
Expected return on plan assets	(133,540)	(136,581)	(141,972)
Amortization of prior service credit cost	260	974	(874)
Amortization of net loss	38,407	31,248	28,288
Curtailment loss	16,024	—	23,690
Settlements	35,927	—	29,313
Special termination benefits	54	—	11,642
Total net periodic benefit expense (income)	$4,768	$(38,223)	$20,869
Assumptions used to determine net periodic pension cost
Discount rate	1.75% - 3.47%	2.47 - 3.32%	2.54 - 3.88%
Expected long-term rate of return on plan assets	1.41 - 8.00%	5.00 - 8.00%	5.00 - 8.00%
Rate of compensation increase	2.80 - 3.50%	3.50 - 4.50%	3.50 - 4.50%

The Company recognized net periodic benefit income from its OPEB plan of approximately $9,396, $9,759, and $59,103 for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.

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

The expected return on plan assets is determined based on a market-related value of assets ("MRVA"), which is a smoothed asset value. For fixed income securities, the MRVA is determined using the fair value of the fixed income assets. For all other classes of pension assets, the MRVA is calculated by recognizing investment performance that is different from that expected on a straight-line basis over five years. Actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants for plans that are predominantly inactive and over the expected future service for active participants for other plans, but only to the extent unrecognized gains or losses exceed a corridor equal to 10% of the greater of the projected benefit obligation or market-related value of assets.

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

During the fiscal year ended March 31, 2022, the Society of Actuaries released a new and updated mortality projection scale. The Company has reflected this new release in the measurement of its U.S. pension and OPEB plans as of March 31, 2022. This change resulted in a decrease in the benefit obligation.

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

The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
On March 21, 2022, the Company elected to purchase annuities and settle the pension obligations for approximately 2,500 retired participants in its qualified U.S. pension plan. As a result of this transaction approximately $52,256 of plan assets and $51,418 of plan liabilities were transferred to the Nationwide Life and Annuity Insurance Company. The settlement resulted in the recognition of prior noncash actuarial losses of approximately $32,116 in the year ended March 31, 2022. The settlement's impact on the accompanying consolidated balance sheets was insignificant as the plan's assets were materially consistent with the settled pension obligation.
•
Effective August 31, 2021, the Company settled the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto. The settlement resulted in the recognition of prior noncash actuarial losses of approximately $3,826 in the year ended March 31, 2022. The settlement's impact on the accompanying consolidated balance sheets was insignificant as the plan's assets were materially consistent with the settled pension obligation.
•
Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the expected future service of certain defined benefit pension plan participants was curtailed and certain participants became eligible for subsidized early retirement benefits under the terms of the relevant plan. As a result, the Company performed an interim remeasurement and recognized a onetime pension curtailment charge of approximately $16,024 which is presented in non-service defined benefit income on the accompanying condensed consolidated statement of operations for year ended March 31, 2022.
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

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Expected Pension Benefit Payments

The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The OPEB payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits
2023	$176,472
2024	155,260
2025	148,530
2026	144,495
2027	140,415
2028 - 2032	634,225

Plan Assets, Investment Policy and Strategy

The table below sets forth the Company's target asset allocation for fiscal 2022 and the actual asset allocations at March 31, 2022 and 2021.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2022	2022	2021
Equity securities	40% - 50%	58%	50%
Fixed income securities	40% - 50%	33	39
Alternative investment funds	0% - 10%	7	5
Other	0% - 5%	2	6
Total		100%	100%

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The tables below provide the fair values of the Company's plan assets at March 31, 2022 and 2021, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,015	$—	$—	$21,015
Equity securities
International	135,824	—	—	135,824
U.S. equity	5,757	—	—	5,757
U.S. commingled fund	573,015	—	—	573,015
International commingled fund	51,559	—	—	51,559
Fixed income securities
Corporate bonds	—	10,007	—	10,007
Government securities	—	462,829	—	462,829
Other
Insurance contracts	—	—	842	842
Total investment in securities—assets	$787,170	$472,836	$842	$1,260,848
U.S. equity commingled fund				15,554
International equity commingled fund				180,138
U.S. fixed income commingled fund				48,537
International fixed income commingled fund				7,239
Government securities commingled fund				9,604
Private equity and infrastructure				120,537
Other				5,483
Total investment measured at NAV as a practical expedient				$387,092
Receivables				1,416
Payables				(117)
Total plan assets				$1,649,239

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

Other investments include insurance contracts primarily valued based on estimates of the premium required to acquire similar insurance contracts using market-based comparable data.

Assumptions and Sensitivities

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The discount rate is determined as of each measurement date, based on a review of yield rates associated with long-term, high-quality corporate bonds. The calculation separately discounts benefit payments using the spot rates from a long-term, high-quality corporate bond yield curve.

The effect of a 25 basis-point change in discount rates as of March 31, 2022, is shown below:

		Pension Benefits
Increase of 25 basis points
Obligation	*	$(44,345)
Net periodic expense		369
Decrease of 25 basis points
Obligation	*	$46,232
Net periodic expense		(407)

* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2023, the expected long-term rate of return is 5.75% - 8.00%.

Anticipated Contributions to Defined Benefit

The Company does not expect to contribute to its qualified U.S. defined benefit pension plans during fiscal 2023. No plan assets are expected to be returned to the Company in fiscal 2023.

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

Management and the compensation committee have utilized restricted stock and restricted stock units as its primary form of share-based incentive compensation. Restricted stock and restricted stock units that vest solely pursuant to service conditions generally vest on a graded basis over a three year period and are subject to forfeiture should the grantee’s employment be terminated prior to an applicable vesting date. Management and the compensation committee have also granted restricted stock and restricted stock units, referred to herein as performance restricted stock awards, that vest pursuant to a combination of service conditions as well as market and performance conditions. Such awards generally vest on a cliff vesting basis at the end of a three year performance period, subject to specific market or performance conditions. The market and performance conditions may result in the awards vesting below target, including zero vesting awards if certain threshold vesting conditions are not met, or up to 200% of the number of awards granted, if certain vesting conditions are exceeded. The share-based payment expense arising from restricted stock and restricted stock unit expense is included in capital in excess of par value. The fair value of restricted stock or restricted stock units awards subject only to service conditions or service and performance conditions is determined by the product of the number of shares granted and the grant date market price of the Company's common stock, adjusted for material non-public information that the Company may be aware of as of the grant date, if any. The fair value of restricted stock or restricted stock units awards that contain market conditions is determined by the product of the number of shares granted and the grant date fair value of such an award value using a Monte Carlo valuation methodology. The fair value of share-based compensation granted to employees was $14,129, $13,103, and $13,249 during the fiscal years ended March 31,

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

2022, 2021, and 2020, respectively. The fair value of restricted stock and restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period. The Company recognized $9,782, $12,701 and $11,062 of share-based compensation expense during the fiscal years ended March 31, 2022, 2021, and 2020, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees.

At March 31, 2022 and 2021, 1,706,634 shares and 2,019,502 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's non-vested shares/units of restricted stock and deferred stock units as of March 31, 2022, and changes during the fiscal year ended March 31, 2022, is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted awards and deferred stock units at March 31, 2021	1,698,759	$15.46
Granted	693,765	20.37
Vested	(574,076)	12.98
Forfeited	(457,293)	17.56
Non-vested restricted awards and deferred stock units at March 31, 2022	1,361,155	$18.00

The fair value of employee restricted stock which vested during fiscal 2022, 2021 and 2020 was $7,453, $8,037, and $7,052, respectively. Upon the vesting of restricted stock units, the Company first transfers treasury stock, then will issue new shares. Expected future compensation expense on restricted stock net of expected forfeitures, is approximately $8,167, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

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

The Company's risk related to pension projected obligations as of March 31, 2022, is significant. This amount is currently in excess of the related plan assets. Benefit plan assets are invested in a diversified portfolio of investments in both the equity and debt categories, as well as limited investments in real estate and other alternative investments. The market value of all of these investment categories may be adversely affected by external events and the movements and volatility in the financial markets, including such events as the current credit and real estate market conditions. Declines in the market values of the Company’s plan assets could expose the total asset balance to significant risk which may cause an increase to future funding requirements.

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Recently, inflationary pressures have had a more significant impact on the market for raw materials than in recent years. The Company's strategic sourcing initiatives seek to find ways of mitigating the inflationary pressures of the marketplace. The Company generally does not employ forward contracts or other financial instruments to hedge commodity price risk.

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

Throughout the course of the Company’s programs, disputes with suppliers or customers could arise regarding unique contractual requirements, quality, costs or impacts to production schedules. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, results of operations, customer relationships and related transactions could be materially adversely affected.

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

18. RESTRUCTURING COSTS

During the fiscal years ended March 31, 2017 and 2016, the Company committed to restructuring plans involving certain of its businesses, as well as the consolidation of certain of its facilities. With the exception of two remaining facility closures to be completed in fiscal year 2023, these plans were substantially complete as of March 31, 2020. During the year ended March 31, 2022, the Company incurred costs of $3,769, $16,663, and $1,171, within Systems & Support, Aerospace Structures, and its corporate headquarters, respectively, for total restructuring costs of $21,603 associated with new restructuring plans. Approximately $2,308 of the restructuring costs are presented within impairment of long-lived assets on the accompanying consolidated income statement for the year ended March 31, 2022, with the remaining $19,295 presented within restructuring. Approximately $14,897 of the restructuring costs within Aerospace Structures pertained to the two remaining facility closures described above. The remaining approximately $6,706 of restructuring costs primarily represent a mix of third-party consulting costs and postemployment benefits arising from current period reductions in force.

The majority of restructuring plans are substantially complete and the related costs have been settled as of March 31, 2022. The Company has approximately $9,986 of postemployment benefits associated with reductions in force included in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2022.

19. CUSTOMER CONCENTRATION

Trade and other accounts receivable from Boeing represented approximately 17% and 23% of total accounts receivable as of March 31, 2022 and 2021, respectively. Trade and other accounts receivable from Qarbon Aerospace Inc. include receivables that largely correspond with payables associated with transition services and represented approximately 11% and 0% of total trade accounts receivable as of March 31, 2022 and 2021, respectively. The Company had no other significant concentrations of credit risk.

Sales to Boeing for fiscal 2022 were $491,606, or 34% of net sales, of which $157,686 and $333,920 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for fiscal 2021 were $698,372, or 37% of net sales, of which $225,027 and $473,346 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for fiscal 2020 were $983,762, or 34% of net sales, of which $254,659 and $729,103 were from Systems & Support and Aerospace Structures, respectively.

Sales to Gulfstream for fiscal 2022 and fiscal 2021 were less than 10% of net sales. Sales to Gulfstream for fiscal 2020 were $337,173, or 12% of net sales, of which $3,250 and $333,924 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

The Company currently generates a majority of its revenue from clients in the commercial aerospace industry, the business jet industry and the military. The Company's growth and financial results are largely dependent on continued demand for its products and services from clients in these industries. When these industries experience a downturn, it is possible that customers in these sectors may conduct less business with the Company.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

20. COLLECTIVE BARGAINING AGREEMENTS

Approximately 13% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2022, none of the Company's collectively bargained workforce is working under contracts that have expired, and 33% of the Company’s collectively bargained workforce are working under contracts that are set to expire within one year.

During the fiscal year ending March 31, 2022, a collective bargaining agreement was negotiated and ratified for the West Hartford, Connecticut, location. In addition, the Company negotiated an effects bargaining agreement associated with the divestiture of the Red Oak, Texas, facility, as well as effects and closure agreement agreements for the Spokane, Washington facility.

21. SEGMENTS

The Company reports financial performance based on the following two reportable segments: Systems & Support and Aerospace Structures. The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate the performance of its segments and allocate resources.

Segment Adjusted EBITDAP is total segment revenue reduced by operating expenses (less depreciation and amortization) identifiable with that segment. Corporate includes general corporate administrative costs and any other costs not identifiable with one of the Company’s segments, including loss on sale of assets and businesses of $9,294 for the year ended March 31, 2022.

The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

Selected financial information for each reportable segment is as follows:

	Year Ended March 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,459,942	$—	$1,030,413	$429,529
Intersegment sales (eliminated in consolidation)	—	(49)	31	18
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	220,259	—	190,055	30,204

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(49,635)	(3,245)	(32,464)	(13,926)
Interest expense and other, net	(135,861)
Corporate expenses	(50,834)
Share-based compensation expense	(9,782)
Loss on sale of assets and businesses	(9,294)
Amortization of acquired contract liabilities	5,871
Non-service defined benefit income	5,373
Impairment of long-lived assets	(2,308)
Debt extinguishment loss	(11,624)
Income before income taxes	(37,835)

Total capital expenditures	$19,660	$711	$15,716	$3,233
Total assets	$1,761,166	$200,100	$1,377,348	$183,718

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,869,719	$—	$1,056,822	$812,897
Intersegment sales (eliminated in consolidation)	—	(4,653)	3,179	1,474
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	173,197	—	155,693	17,504

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(93,334)	(3,459)	(33,549)	(56,326)
Interest expense and other, net	(171,397)
Corporate expenses	(51,104)
Share-based compensation expense	(12,701)
Loss on sale of assets and businesses	(104,702)
Amortization of acquired contract liabilities	38,564
Non-service defined benefit income	49,519
Impairment of rotable inventory	(23,689)
Impairment of long-lived assets	(252,382)
Income before income taxes	(448,029)

Total capital expenditures	$25,178	$1,030	$15,239	$8,909
Total assets	$2,450,935	$536,003	$1,469,593	$445,339

	Year Ended March 31, 2020
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$2,900,117	$—	$1,350,761	$1,549,356
Intersegment sales (eliminated in consolidation)	—	(13,334)	6,803	6,531
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	305,784	—	205,352	100,432

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(138,168)	(3,374)	(32,376)	(102,418)
Interest expense and other, net	(122,129)
Corporate expenses	(53,082)
Share-based compensation expense	(11,062)
Loss on sale of assets and businesses	(56,916)
Amortization of acquired contract liabilities	75,286
Non-service defined benefit income	40,587
Union represented employee incentives	(7,071)
Legal judgment gain, net	9,257
Impairment of goodwill	(66,121)
Income before income taxes	(23,635)

Total capital expenditures	$39,834	$1,502	$17,141	$21,191

During fiscal years ended March 31, 2022, 2021, and 2020, the Company had foreign sales of $309,961, $359,406, and $724,193, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2022 and 2021, the Company had foreign long-lived assets of $143,272 and $213,919, respectively.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Other (1)	Balance at end of year
For year ended March 31, 2022:
Deferred tax assets valuation allowance	$512,554	18,062	(18,259)	$512,357
For year ended March 31, 2021:
Deferred tax assets valuation allowance	$438,667	117,088	(43,201)	$512,554
For year ended March 31, 2020:
Deferred tax assets valuation allowance	$399,013	(3,474)	43,128	$438,667

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

As of March 31, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2022.

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

May 23, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triumph Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triumph Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Triumph Group, Inc. as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 23, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 23, 2022

Changes in Internal Control Over Financial Reporting

In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, or as a result of newly adopted accounting standards, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for directors and executive officers is incorporated herein by reference to our definitive 2022 Proxy Statement for our 2022 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

None.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2022 Proxy Statement.

Stockholder Nominations

The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2022 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2022 Proxy Statement.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the 2022 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) The following consolidated financial statements are included in Item 8 of this report:

(2) The following financial statement schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts	80

All other schedules have been omitted as not applicable or because the information is included elsewhere in the consolidated financial statements or notes thereto.

(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.3	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K/A	001-12235	3.1	August 5, 2019
3.5	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 26, 2019
4.1	Form of Certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of February 26, 2013, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	March 1, 2013
4.2.1	Form of 4.875% Senior Subordinated Notes due 2021(included as Exhibit A to Exhibit 4.1)	8-K	001-12235	4.2	March 1, 2013
4.3	Indenture, dated as of June 3, 2014, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	June 5, 2014
4.3.1	Form of 5.250% Senior Notes due 2022 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-12235	4.2	June 5, 2014
4.4	Second Supplemental Indenture dated as of May 18, 2016 by and among Triumph Group, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee, relating to the 4.875% Senior Notes due 2021	10-K	001-12235	4.12	May 27, 2016
4.5	Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	August 18, 2017
4.6	Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.2	August 18, 2017
4.7	Indenture, dated as of September 23, 2019, between Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee.	10-Q	001-12235	4.1	November 7, 2019
4.8	Form of 6.250% Senior Secured Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	10-Q	001-12235	4.1	November 7, 2019
4.9	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 13, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.10	Description of Securities	10-K	001-12235	4.8	May 23, 2019
4.11	Indenture, dated as of August 17, 2020, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	4.1	August 18, 2020
4.12	Form of 8.875% Senior Secured First Lien Notes due 2024.	8-K	001-12235	4.2	August 18, 2020
4.13	Twenty-Sixth Amendment dated August 17, 2020 among Triumph Receivables, LLC as seller, Triumph Group, Inc. as servicer, and PNC Bank, National Association, as a related committed purchaser, purchaser agent, and administrator.	8-K	001-12235	4.3	August 18, 2020
4.14	Fourth Amendment to Performance Guaranty, dated August 17, 2020 among Triumph Group, Inc. as performance guarantor, and PNC Bank, National Association, as purchaser agent, and administrator.	8-K	001-12235	4.4	August 18, 2020
4.15	Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent.	8-K	001-12235	4.1	October 5, 2020
4.16	Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC.	8-K	001-12235	4.2	October 5, 2020
4.17	Amended and Restated Performance Guaranty, dated as of September 29, 2020, by Triumph Group, Inc. in favor of PNC Bank, National Association, as administrator.	8-K	001-12235	4.3	October 5, 2020
4.18	Amendment No. 14 to Blocked Account Agreement, effective as of November 5, 2021, between Triumph Receivables LLC, Triumph Group, Inc., and PNC Bank, National Association.	10-Q	001-12235	10.1	February 8, 2022
4.19	Twelfth Amended and Restated Purchaser Group Fee Letter, effective as of November 5, 2021, among Triumph Receivables, LLC, Triumph Group, Inc., the various purchasers and purchaser agents from time to time party thereto, PNC Capital Markets LLC, and PNC Bank, National Association.	10-Q	001-12235	10.2	February 8, 2022
4.20	Second Amended and Restated Performance Guaranty, effective as of November 5, 2021, by Triumph Group, Inc., in favor of PNC Bank, National Association.	10-Q	001-12235	10.3	February 8, 2022
4.21	First Amendment to Amended and Restated Purchase and Sale Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and each of the entities listed on the signature pages hereto as an Originator.	10-Q	001-12235	10.4	February 8, 2022
4.22	Second Amendment to Amended and Restated Receivables Purchase Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and PNC Bank, National Association.	10-Q	001-12235	10.5	February 8, 2022
4.23	Tax Benefits Preservation Plan, dated March 11, 2022 to be effective as of March 13, 2022, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 11, 2022

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.1.1	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.2	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2.1	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.2.2	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.3	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.4	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.6	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.7	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.8	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.9	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.10	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.11	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013
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

		8-K	001-12235	10.1	November 25, 2013
10.13	Form of Second Amended and Restated Guarantee and Collateral Agreement made by Triumph Group, Inc., and certain of its Subsidiaries in favor of PNC Bank, National Association, as Administrative Agent and as Collateral Agent for the other Secured Parties identified herein, dated as of November 19, 2013	8-K	001-12235	10.2	November 25, 2013
10.14	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.15	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.16	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.17	Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 3, 2015, by and among Triumph Group, Inc. and the other Borrowers party thereto and the Guarantors party thereto and the Banks party thereto and PNC Bank, National Association, as Administrative Agent	10-Q	001-12235	10.1	February 9, 2015
10.18	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.19	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.20	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.21	Form of Sixth Amendment to Third Amended and Restated Credit Agreement, dated May 3, 2016	8-K	001-12235	10.1	May 4, 2016
10.22	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.23	Form of Seventh Amendment to Third Amended and Restated Credit Agreement, dated October 21, 2016	10-Q	001-12235	10.1	November 9, 2016
10.24	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.25	Eighth Amendment to the Third Amended and Restated Credit Agreement, dated May 1, 2017	8-K	001-12235	10.1	May 10, 2017
10.26	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.27	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.35	May 26, 2017
10.28	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.29	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.30	Ninth Amendment to the Third Amended and Restated Credit Agreement, dated July 31, 2017	10-Q	001-12235	10.1	November 8, 2017
10.31	Employment Letter between Triumph Group, Inc. and Peter Wick dated January 20, 2018 *	10-Q	001-12235	10.1	February 7, 2018
10.32	Triumph Group, Inc. 2018 Equity Incentive Plan, effective May 29, 2018*	8-K	001-12235	10.1	June 4, 2018
10.32.1	Amendment to Triumph Group, Inc. 2018 Equity Incentive Plan, effective February 19, 2018*	10-K	001-12235	10.32.1	May 23, 2019
10.32.2	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	10-K	001-12235	10.32.2	May 23, 2019
10.33	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.33.1	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	10-K	001-12235	10.33.1	May 23, 2019
10.34	Tenth Amendment to the Third Amended and Restated Credit Agreement, dated July 19, 2018	8-K	001-12235	10.1	July 20, 2018
10.35	Separation Agreement Triumph Group, Inc. and John B. Wright, dated January 7, 2019*	8-K/A	001-12235	10.1	January 25, 2019
10.36	Separation Agreement Triumph Group, Inc. and Michael Abram, dated January 7, 2019*	8-K/A	001-12235	10.2	January 25, 2019
10.37	Separation Agreement between Triumph Group, Inc. and Thomas Holzthum, dated February 15, 2019*	8-K/A	001-12235	10.1	February 22, 2019
10.38	Employment Letter between Triumph Group, Inc. and Lance Turner, dated September 5, 2017*	10-K	001-12235	10.33.1	May 23, 2019
10.39	Employment Letter between Triumph Group, Inc. and Daniel Ostrosky, dated March 25, 2015, with Addendum dated April 10, 2015*	10-K	001-12235	10.33.1	May 23, 2019
10.40	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	10-K	001-12235	10.40	May 23, 2019
10.41	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	10-K	001-12235	10.41	May 23, 2019
10.42	Eleventh Amendment to the Third Amended and Restated Credit Agreement, dated September 23, 2019	10-Q	001-12235	10.1	November 7, 2019
10.43	Twelfth Amendment to the Third Amended and Restated Credit Agreement, dated May 22, 2020	10-K	001-12235	10.43	May 28, 2020
10.44	Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019)	8-K	001-12235	10.1	December 9, 2019
10.45	Employment Letter between Triumph Group, Inc. and Jennifer Allen, dated August 14, 2018	10-K	001-12235	10.45	May 28, 2020
10.46	Amendment No. 1 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.2	August 5, 2020
10.47	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.3	August 5, 2020
10.48	Intercreditor Agreement, dated August 17, 2020 between Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as second lien collateral agent for the 2024 Notes.	8-K	001-12235	10.1	August 18, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.49	Collateral Trust Agreement, dated August 17, 2020 among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	10.2	August 18, 2020
10.50	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of November 17, 2020.*	8-K	001-12235	10.1	November 18, 2020
10.51	Separation Agreement effective as of April 11, 2021, between Triumph Group, Inc. and Daniel J. Ostrosky.*	8-K	001-12235	10.1	April 13, 2021
10.52	Equity Distribution Agreement, dated February 4, 2021, by and between Triumph Group, Inc. and Citigroup Global Markets Inc.	8-K	001-12235	1.1	February 4, 2021
10.53	Form of Offer Letter between Triumph Group, Inc. and Thomas Quigley dated as of December 2, 2019	#	#	#	#
18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.	10-Q	001-12235	18.1	November 5, 2020
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1

Principal Executive Officer and Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

		##	##	##	##
99.1	Revisions to Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.	8-K	001-12235	99.1	December 17, 2020
99.2	Revisions to Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020:	8-K	001-12235	99.2	December 17, 2020

101

The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Stockholders’ Deficit for the fiscal years ended March 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021, and 2020; (v) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2022, 2021, and 2020; and (vi) Notes to the Consolidated Financial Statements

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

TRIUMPH GROUP, INC.

/s/ Daniel J. Crowley
Dated:	May 23, 2022	By:	Daniel J. Crowley Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman, President, Chief Executive Officer and Director	May 23, 2022
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	May 23, 2022
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

	Vice President, Investor Relations and Controller	May 23, 2022
/s/ Thomas A. Quigley III	(Principal Accounting Officer)
Thomas A. Quigley III

/s/ William L. Mansfield	Lead Independent Director	May 23, 2022
William L. Mansfield

/s/ Paul Bourgon	Director	May 23, 2022
Paul Bourgon

/s/ Ralph E. Eberhart	Director	May 23, 2022
Ralph E. Eberhart

/s/ Daniel P. Garton	Director	May 23, 2022
Daniel P. Garton

/s/ Barbara Humpton	Director	May 23, 2022
Barbara Humpton

/s/ Neal J. Keating	Director	May 23, 2022
Neal J. Keating

/s/ Colleen C. Repplier	Director	May 23, 2022
Colleen C. Repplier

/s/ Larry O. Spencer	Director	May 23, 2022
Larry O. Spencer