Form 10-Q
period 2022-06-30
TRIUMPH GROUP INC
filed 2022-08-03
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on August 1, 2022, was 64,970,204.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$134,636	$240,878
Trade and other receivables, less allowance for credit losses of $8,241 and $7,940	168,104	178,663
Contract assets	97,394	101,828
Inventory, net	379,929	361,692
Prepaid expenses and other current assets	26,144	19,903
Assets held for sale	78,794	60,104
Total current assets	885,001	963,068
Property and equipment, net	165,670	169,050
Goodwill	507,988	513,722
Intangible assets, net	81,875	84,850
Other, net	26,927	30,476
Total assets	$1,667,461	$1,761,166
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,968	$3,268
Accounts payable	132,734	161,534
Contract liabilities	53,914	171,763
Accrued expenses	168,818	208,059
Liabilities related to assets held for sale	185,096	57,519
Total current liabilities	543,530	602,143
Long-term debt, less current portion	1,587,073	1,586,222
Accrued pension and other postretirement benefits	287,621	301,303
Deferred income taxes	7,256	7,213
Other noncurrent liabilities	47,268	51,708
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,920,381 and 64,629,279 shares issued; 64,920,381 and 64,614,382 shares outstanding	65	64
Capital in excess of par value	971,390	973,112
Treasury stock, at cost, 0 and 14,897 shares	—	(96)
Accumulated other comprehensive loss	(469,251)	(463,354)
Accumulated deficit	(1,307,491)	(1,297,149)
Total stockholders' deficit	(805,287)	(787,423)
Total liabilities and stockholders' deficit	$1,667,461	$1,761,166

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Net sales	$349,384	$396,646
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	272,400	293,678
Selling, general and administrative	51,745	56,251
Depreciation and amortization	9,806	15,431
Restructuring	699	4,485
Loss on sale of assets and businesses	—	5,969
	334,650	375,814
Operating income	14,734	20,832
Non-service defined benefit (income) expense	(8,586)	1,722
Debt extinguishment loss	—	9,689
Interest expense and other, net	31,912	38,558
Loss from continuing operations before income taxes	(8,592)	(29,137)
Income tax expense	1,750	1,214
Net loss	$(10,342)	$(30,351)
Loss per share—basic:
Net loss	$(0.16)	$(0.47)
Weighted average common shares outstanding—basic	64,820	64,299
Loss per share—diluted:
Net loss	$(0.16)	$(0.47)
Weighted average common shares outstanding—diluted	64,820	64,299

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2022	2021
Net loss	$(10,342)	$(30,351)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,382)	2,749
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0 and $0, respectively	—	10,343
Reclassification to net loss - net of expense
Amortization of net (gain) loss, net of taxes of $0 and $0, respectively	(1,251)	8,478
Recognized prior service cost, net of taxes of $0 and $0, respectively	6,574	1,808
Total defined benefit pension plans and other postretirement benefits income, net of taxes	5,323	20,629
Cash flow hedges:
Unrealized loss arising during the period, net of tax expense of $0 and $0 respectively	(470)	(1,719)
Reclassification of (loss) gain included in net earnings, net of tax expense of $0 and $0 respectively	(368)	1,013
Net unrealized loss on cash flow hedges, net of tax	(838)	(706)
Total other comprehensive (loss) income	(5,897)	22,672
Total comprehensive loss	$(16,239)	$(7,679)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2022

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)
Net loss	—	—	—	—	—	(10,342)	(10,342)
Foreign currency translation adjustment	—	—	—	—	(10,382)	—	(10,382)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,323	—	5,323
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(838)	—	(838)
Share-based compensation	471,676	1	1,656	—	—	—	1,657
Repurchase of shares for share-based compensation minimum tax obligation	(172,282)	—	—	(3,442)	—	—	(3,442)
Retirement of treasury shares	—	—	(3,538)	3,538	—	—	—
Employee stock purchase plan	6,605	—	160	—	—	—	160
June 30, 2022	64,920,381	$65	$971,390	$—	$(469,251)	$(1,307,491)	$(805,287)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(10,342)	$(30,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,806	15,431
Amortization of acquired contract liability	(523)	(1,214)
Loss on sale of assets and businesses	—	5,969
Curtailments, settlements, and special termination benefits loss, net	—	16,078
Other amortization included in interest expense	1,562	4,002
Provision for (recovery of) credit losses	200	(28)
Share-based compensation	1,578	2,247
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	4,474	(1,321)
Contract assets	(8,638)	(4,426)
Inventories	(19,190)	(9,354)
Prepaid expenses and other current assets	(7,538)	(3,633)
Accounts payable, accrued expenses, and contract liabilities	(56,352)	(128,922)
Accrued pension and other postretirement benefits	(8,322)	(13,713)
Other, net	255	(279)
Net cash used in operating activities	(93,030)	(149,514)
Investing Activities
Capital expenditures	(3,044)	(2,112)
(Payments on) proceeds from sale of assets and businesses	(2,322)	180,478
Purchase of facility related to divested businesses	—	(21,550)
Net cash (used in) provided by investing activities	(5,366)	156,816
Financing Activities
Retirement of debt and finance lease obligations	(990)	(350,688)
Premium on redemption of First Lien Notes	—	(7,489)
Repurchase of shares for share-based compensation minimum tax obligation	(3,442)	(2,336)
Net cash used in financing activities	(4,432)	(360,513)
Effect of exchange rate changes on cash	(3,414)	815
Net change in cash and cash equivalents	(106,242)	(352,396)
Cash and cash equivalents at beginning of period	240,878	589,882
Cash and cash equivalents at end of period	$134,636	$237,486

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended June 30, 2022 and 2021, are not necessarily indicative of results that may be expected for the year ending March 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2022 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2022.

Triumph is a Delaware corporation that, through its operating subsidiaries, designs, engineers, manufactures, and sells products for global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier, and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Aerospace Structures.

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. Systems & Support also provides full life cycle solutions for commercial, regional, and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul (“MRO”) supply chain. Through its ground support equipment maintenance, component MRO, and post-production supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include repair services for metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel, and mechanical accessories. Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or the replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. Typically, the transaction price consists solely of fixed consideration but may include variable consideration for contractual provisions such as unpriced contract modifications, cost-sharing provisions, and other receipts or payments to customers. The Company identifies and estimates variable consideration, typically at the most likely amount the Company expects to receive from its customers. Variable consideration is only included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for the contract will not occur, or when the uncertainty associated with the variable consideration is resolved. Consideration paid or payable to a customer is reflected as a reduction in net revenues when the amounts paid are not related to a distinct good or service at the later of when the related revenue is recognized or when the Company pays or promises to pay the consideration to the customer. The Company's contracts with customers generally require payment under normal commercial terms after delivery with payment typically required within 30 to 120 days of delivery. However, a subset of the Company’s current contracts includes significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. For these contracts, the Company adjusts the transaction price to reflect the effects of the time value of money.

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

For the three months ended June 30, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales and operating income by approximately $11,747 and $10,694, respectively, and decreased net loss and loss per share by approximately $10,694, and $0.16, respectively. For the three months ended June 30, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue and operating income by approximately $8,737 and $14,937 and decreased net loss and loss per share $14,937, and $0.23, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 20% and 17% of total trade accounts receivable as of June 30, 2022 and March 31, 2022, respectively. Trade and other accounts receivable from Qarbon Aerospace Inc. include receivables that largely correspond with payables associated with transition services and represented approximately 6% and 11% of total trade accounts receivable as of June 30, 2022 and March 31, 2022, respectively. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the three months ended June 30, 2022, were $118,303, or 34% of net sales, of which $39,588 and $78,715 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the three months ended June 30, 2021, were $142,102, or 36% of net sales, of which $40,053 and $102,049 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer could have a material adverse effect on the Company and its operating subsidiaries.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when comparing the carrying value of assets held for sale with the related fair value less cost to sell (see Note 3), when disclosing the fair value of its long-term debt not recorded at fair value (see Note 6), and to its pension and postretirement plan assets (see Note 9).

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, and, in July, received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the three months ended June 30, 2022, we recognized as a reduction in cost of sales approximately $5,000 representing the final balance of the earned grant benefit.

For the three months ended June 30, 2022, the Company paid $1,159 for income taxes, net of income tax refunds received. For the three months ended June 30, 2021, the Company paid $485 for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held for Sale

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. As disclosed in Note 13, this transaction closed in July 2022 and is expected to result in a gain. The operating results of the Stuart, Florida, operations are included within the Aerospace Structures reportable segment.

Fiscal 2022 Divestitures

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand. In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. In February 2021, the Company entered into a definitive agreement to sell its large structure manufacturing operations in Red Oak, Texas, to the same buyer of the Milledgeville and Rayong composites manufacturing operations. These transactions closed in May 2021. Upon the completion of the sale of the composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized an additional loss of approximately $6,000, which is presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses for the three months ended June 30, 2021. The loss was primarily the result of changes in the working capital balances of the disposal group from March 31, 2021, to the date of divestiture. The operating results of these related operations are included within the Aerospace Structures reportable segment through the date of divestiture. As a result of the completed sale of these manufacturing operations, the Company recognized a pension curtailment charge of approximately $16,000 during the three months ended June 30, 2021.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Systems & Support
Satisfied over time	$120,718	$118,981
Satisfied at a point in time	133,402	138,222
Revenue from contracts with customers	254,120	257,203
Amortization of acquired contract liabilities	523	1,202
Total revenue	254,643	258,405

Aerospace Structures
Satisfied over time	$89,592	$129,523
Satisfied at a point in time	5,149	8,706
Revenue from contracts with customers	94,741	138,229
Amortization of acquired contract liabilities	—	12
Total revenue	94,741	138,241
	$349,384	$396,646

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Systems & Support
OEM Commercial	$78,020	$59,239
OEM Military	56,936	76,695
MRO Commercial	60,039	55,847
MRO Military	50,946	59,112
Non-aviation	8,179	6,310
Revenue from contracts with customers	254,120	257,203
Amortization of acquired contract liabilities	523	1,202
Total revenue	$254,643	$258,405

Aerospace Structures
OEM Commercial	$90,519	$121,692
OEM Military	28	12,651
MRO Commercial	3,144	2,816
MRO Military	—	1,052
Non-aviation	1,050	18
Revenue from contracts with customers	94,741	138,229
Amortization of acquired contract liabilities	—	12
Total revenue	94,741	138,241
	$349,384	$396,646

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

on the condensed consolidated balance sheets. For the three months ended June 30, 2022 and 2021, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	June 30, 2022	March 31, 2022	Change
Contract assets	$97,394	$101,893	$(4,499)
Contract liabilities	(54,947)	(172,862)	117,915
Net contract liability	$42,447	$(70,969)	$113,416

During the three months ended June 30, 2022, the Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $11,747. The change in contract assets is the result of amounts billed in excess of revenue recognized during the three months ended June 30, 2022. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances as well as the classification of approximately $103,803 of customer advance repayment obligations that were assumed by the buyer of the Stuart, Florida, manufacturing operations as a result of current period divestiture negotiations and have now been classified within liabilities related to assets held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2022. For the three months ended June 30, 2022, the Company recognized $15,220 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of June 30, 2022, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,829,569	$916,200	$890,235	$23,134	$—

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Of the total unsatisfied performance obligations included in the table above as of June 30, 2022, approximately $531,000, related to divestitures occurring subsequent to June 30, 2022, as disclosed in note 13.

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2022	March 31, 2022
Raw materials	$48,821	$44,841
Work-in-process, including manufactured and purchased components	283,245	269,368
Finished goods	20,390	19,472
Rotable assets	27,473	28,011
Total inventories	$379,929	$361,692

6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2022	March 31, 2022
Finance leases	$15,528	$16,492
Senior secured first lien notes due 2024	563,171	563,171
Senior secured notes due 2024	525,000	525,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(13,658)	(15,173)
	1,590,041	1,589,490
Less: current portion	2,968	3,268
	$1,587,073	$1,586,222

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

As of June 30, 2022, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At June 30, 2022, there were $0 in borrowings and $20,970 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in November 2024.

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

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

June 30, 2022		March 31, 2022
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,590,041	$1,433,733	$1,589,490	$1,639,248

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the three months ended June 30, 2022 and 2021, amounted to $25,869 and $46,026, respectively. The interest paid during the three months ended June 30, 2021, included the redemption premiums on the First Lien Notes of $7,489.

7. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2022	2021
Weighted average common shares outstanding – basic	64,820	64,299
Net effect of dilutive stock options and non-vested stock (1)	—	—
Weighted average common shares outstanding – diluted	64,820	64,299

(1) For the three months ended June 30, 2022 and 2021, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of June 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits was $12,064 and $11,800, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of June 30, 2022, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2023 and future periods.

The effective income tax rate for the three months ended June 30, 2022, was (20.4)% as compared with (4.2)% for the three months ended June 30, 2021. For the three months ended June 30, 2022, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of June 30, 2022, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2022	2021
Components of net periodic benefit income:
Service cost	$179	$192
Interest cost	16,278	11,823
Expected return on plan assets	(30,324)	(33,455)
Amortization of prior service credits	26	42
Amortization of net loss	7,719	9,583
Curtailment loss	—	16,024
Special termination benefits	—	54
Net periodic benefit (income) expense	$(6,122)	$4,263

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,291 and $2,349 for the three months ended June 30, 2022 and 2021, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three months ended June 30, 2022 and 2021, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total(1)
March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive (loss) income before reclassifications	(10,382)	(470)	—		(10,852)
Amounts reclassified from AOCI	—	(368)	5,323	(2)	4,955
Net current period OCI	(10,382)	(838)	5,323		(5,897)
June 30, 2022	$(58,315)	$(1,108)	$(409,828)		$(469,251)

March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
Other comprehensive income before reclassifications	2,749	(1,719)	10,343		11,373
Amounts reclassified from AOCI	—	1,013	10,286	(2)	11,299
Net current period OCI	2,749	(706)	20,629		22,672
June 30, 2021	$(39,412)	$309	$(468,417)		$(507,520)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended June 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$349,384	$—	$254,643	$94,741
Intersegment sales (eliminated in consolidation)	—	(12)	—	12
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	56,729	—	40,149	16,580

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(9,806)	(589)	(7,521)	(1,696)
Interest expense and other, net	(31,912)
Corporate expenses	(13,949)
Share-based compensation expense	(1,578)
Amortization of acquired contract liabilities	523
Non-service defined benefit income	8,586
Consideration payable to customer related to divestiture	(17,185)
Loss before income taxes	(8,592)

Total capital expenditures	$3,044	$109	$2,879	$56
Total assets	$1,667,461	$102,670	$1,372,981	$191,810

	Three Months Ended June 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$396,646	$—	$258,405	$138,241
Intersegment sales (eliminated in consolidation)	—	(19)	8	11
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	60,218	—	42,848	17,370

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(15,431)	(768)	(8,504)	(6,159)
Interest expense and other, net	(38,558)
Corporate expenses	(16,953)
Share-based compensation expense	(2,247)
Loss on sale of assets and businesses	(5,969)
Amortization of acquired contract liabilities	1,214
Non-service defined benefit loss	(1,722)
Debt extinguishment loss	(9,689)

Loss before income taxes	(29,137)

Total capital expenditures	$2,112	$358	$1,102	$652

During the three months ended June 30, 2022 and 2021, the Company had foreign sales of $70,104 and $76,924, respectively.

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

As the Company completes the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or supplier claims which may have a material effect on its financial position or

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, the Company participates in a multiemployer pension plan for the benefit of certain represented employees at its Spokane, Washington, composites manufacturing operations. Under the terms of the multiemployer pension plan, it is reasonably possible that the Company will trigger a withdrawal liability related to the exit of the related facilities and termination of the affected employees. The amount of this potential liability is determined based on the funded status of the plan at the time of withdrawal from the plan. The funded status of the plan is measured by estimating the value of the plan's assets and liabilities, and these values can change significantly based on market conditions and changes in actuarial assumptions made by the plan sponsor. If a withdrawal liability is triggered, the obligation would likely be satisfied through annual payments over a period of at least ten years.

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company completed the sale of its manufacturing operations located in Stuart, Florida. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As part of the transaction, the Company recognized a reduction in revenue related to consideration payable to a customer of approximately $17,000. The buyer assumed certain liabilities of the Company, including customer advance liquidation liabilities of approximately $104,000 and certain other customer related liabilities of approximately $26,000. The Company expects to recognize a gain in the second quarter of fiscal 2023. The operating results of the Stuart operations are included within the Aerospace Structures reportable segment.

In addition, as a result of the completed sale of this manufacturing operation, the Company expects to recognize a pension curtailment charge of approximately $2,000 in the second quarter of fiscal 2023.

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

Divestitures

During the fiscal year ended March 31, 2022, we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas. These losses are presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses for the three months ended June 30, 2021. The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture. Refer to Note 3 for a discussion of other less significant divestitures occurring in fiscal 2022.

As disclosed in Note 13, subsequent to June 30, 2022, we completed the sale of our manufacturing operations located in Stuart, Florida, and expect to recognize a gain in the second quarter of fiscal 2023. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As a result of the completion of this sale, we have exited our structures business and reshaped our portfolio of companies to consist primarily of businesses providing systems and aftermarket services. The operating results associated with the Stuart operations are included within Aerospace Structures.

Summary of Significant Financial Results

Significant financial results for the first quarter of the fiscal year ending March 31, 2023, include:

•
Net sales were $349.4 million compared with $396.6 million for the prior year period.
•
Operating income was $14.7 million compared with $20.8 million for the prior year period.
•
Net loss was $10.3 million, or ($0.16) per diluted common share, compared with a net loss of $30.4 million, or ($0.47) per diluted common share, for the prior year period.
•
Backlog as of June 30, 2022, was $1.53 billion, of which we estimate that approximately $0.86 billion will be shipped by June 30, 2023.
•
We used $93.0 million of cash in operating activities for the three months ended June 30, 2022, as compared with cash used in operations of $149.5 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

As disclosed in Note 2, in November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the three months ended June 30, 2022, we recognized the final approximately $5.0 million of the grant benefit as a reduction in cost of sales.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Approximately 14% of our revenue in the three months ended June 30, 2022, were generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, we have sold subsequent to June 30, 2022. The impact of 767 production on our operating income was not significant.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Boeing 747-8

Production, production facility exit plans, and storage facility exit plans are complete on the 747-8 program.

With the exception of the impact of divestitures, none of the programs noted above individually are expected to have a material impact on our net revenues. These programs do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these programs will significantly dilute our future consolidated margins.

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
•
Consideration payable to a customer related to a divestiture may be useful for investors to consider because it reflects consideration paid to facilitate the ultimate sale of operating units. We do not believe these charges necessarily reflect the current and ongoing cash earnings related to our operations.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30,
	2022	2021
Net loss (U.S. GAAP measure)	$(10,342)	$(30,351)
Income tax expense	1,750	1,214
Interest expense and other	31,912	38,558
Debt extinguishment loss	—	9,689
Pension settlement, curtailment, and special termination benefit charges	—	16,078
Consideration payable to customer related to divestiture	17,185	—
Loss on sale of assets and businesses, net	—	5,969
Share-based compensation	1,578	2,247
Amortization of acquired contract liabilities	(523)	(1,214)
Depreciation and amortization	9,806	15,431
Adjusted EBITDA (non-GAAP measure)	$51,366	$57,621
Non-service defined benefit income (excluding curtailments and special termination benefits)	(8,586)	(14,356)
Adjusted EBITDAP (non-GAAP measure)	$42,780	$43,265

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$14,734	$33,151	$(2,301)	$(16,116)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	1,578	—	—	1,578
Amortization of acquired contract liabilities	(523)	(523)	—	—
Depreciation and amortization	9,806	7,521	1,696	589
Adjusted EBITDAP	$42,780	$40,149	$16,580	$(13,949)

	Three Months Ended June 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$20,832	$35,546	$11,223	$(25,937)
Loss on sale of assets and businesses	5,969	—	—	5,969
Share-based compensation	2,247	—	—	2,247
Amortization of acquired contract liabilities	(1,214)	(1,202)	(12)	—
Depreciation and amortization	15,431	8,504	6,159	768
Adjusted EBITDAP	$43,265	$42,848	$17,370	$(16,953)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2022, compared with three months ended June 30, 2021

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net sales	$349,384	$396,646
Segment operating income	$30,850	$46,769
Corporate expense	(16,116)	(25,937)
Total operating income	14,734	20,832
Interest expense and other	31,912	38,558
Debt extinguishment loss	—	9,689
Non-service defined benefit (income) loss	(8,586)	1,722
Income tax expense	1,750	1,214
Net loss	$(10,342)	$(30,351)

Net Sales

Organic sales adjusted for intersegment sales increased $2.8 million, or 0.8%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, the composites and large structure manufacturing operations and Staverton, United Kingdom, divestitures of $25.4 million and sunsetting programs (i.e., 747-8 and G280) of $7.6 million. Organic sales increased primarily due to increased volume on the 737 partially offset by decreased military rotorcraft volume.

Segment Operating Income

Organic segment operating income increased $0.1 million, or 0.1%, offset by the approximately $17.2 million in consideration payable to a customer described above. Operating income from the divestitures and sunsetting programs was flat year over year. Organic gross margin for the three months ended June 30, 2022, was 27.1% compared with 26.1% for the three months ended June 30, 2021. The organic gross margin for the three months ended June 30, 2022, increased primarily from the recognition of grant benefits under the AMJP agreement with the DOT of approximately $5.0 million as well as sales mix and timing of reserve adjustments.

Gross margin for the three months ended June 30, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $10.7 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $15.6 million and gross unfavorable adjustments of $4.9 million. Gross margins for the three months ended June 30, 2021, included net favorable cumulative catch-up adjustments of $14.9 million.

Corporate Expense

Corporate expenses decreased primarily due to decreased loss on sale of assets and businesses of $6.0 million.

Income Taxes

The effective income tax rate for the three months ended June 30, 2022, was (20.4)% compared with (4.2)% for the three months ended June 30, 2021. For the three months ended June 30, 2022, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended June 30, 2022, compared with three months ended June 30, 2021

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

We currently generate a majority of our revenue from sales to OEMs and aftermarket MRO services in the commercial airline and military and defense markets. Our growth and financial results are largely dependent on continued demand for our products and services within these markets. If any of the related industries experiences a downturn, our clients in these sectors may conduct less business with us. The loss of one or more of our major customers or an economic downturn in the commercial airline or the military and defense markets could have a material adverse effect on our business.

	Three Months Ended June 30,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$254,643	$258,413	(1.5)%	72.9%	65.2%
Aerospace Structures	94,753	138,252	(31.5)%	27.1%	34.8%
Elimination of intersegment sales	(12)	(19)	36.8%	—	—
Total net sales	$349,384	$396,646	(11.9)%	100.0%	100.0%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME
Systems & Support	$33,151	$35,546	(6.7)%	13.0%	13.8%
Aerospace Structures	(2,301)	11,223	(120.5)%	(2.4)%	8.1%
Corporate	(16,116)	(25,937)	37.9%	n/a	n/a
Total segment operating income	$14,734	$20,832	(29.3)%	4.2%	5.3%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$40,149	$42,848	(6.3)%	15.8%	16.7%
Aerospace Structures	16,580	17,370	(4.6)%	14.8%	12.6%
Corporate	(13,949)	(16,953)	17.7%	n/a	n/a
	$42,780	$43,265	(1.1)%	11.7%	10.9%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales increased by $2.2 million, or 0.9%, with additional declines from the Staverton, United Kingdom, divestiture of $5.9 million. Organic sales increased primarily due to increased volume on the 737 partially offset by decreased military rotorcraft volume.

Operating Income and Adjusted EBITDAP

Organic operating income decreased by $2.7 million, or 7.5%. The effect on operating income of the Staverton, United Kingdom, divestiture was not significant. Organic gross margin for the three months ended June 30, 2022, was 28.6% compared with 30.4% for the three months ended June 30, 2021. The decrease in organic gross margin is primarily the result of a change in sales mix and timing of reserve adjustments, partially offset by the recognition of grant benefits under the AMJP agreement with the DOT of approximately $5.0 million. The decrease in organic operating income and Adjusted EBITDAP are the result of these changes in gross margin.

Operating Margin and Adjusted EBITDAP Margin

Operating income and Adjusted EBITDAP as a percentage of segment sales both decreased due to the factors described above.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $0.7 million, or 0.6%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, the composites and large structure manufacturing operations of $19.4 million and sunsetting programs (i.e., 747-8 and G280) of $7.6 million. Organic net sales increased primarily due to increased volume on the 737 partially offset by decreased volume on certain commercial widebody programs.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $2.7 million, or 60.9%, offset by the approximately $17.2 million in consideration payable to a customer described above. The effect on operating income of the divestitures and sunsetting programs was not significant. Organic gross margin for the three months ended June 30, 2022, was 23.6% compared with 15.8% for the three months ended June 30, 2021. The increase in organic gross margin and organic operating income is primarily the result of larger prior period losses from our Spokane, Washington, manufacturing operations the exit of which is nearing completion in the current period. The decrease in Adjusted EBITDAP was not significant.

The gross margin included net favorable cumulative catch-up adjustments of $10.8 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $15.5 million and gross unfavorable adjustments of $4.7 million. The net favorable cumulative catch-up adjustment for the three months ended June 30, 2021, was $14.8 million.

Operating Margin and Adjusted EBITDAP Margin

Operating loss as a percentage of segment sales decreased due to the approximately $17.2 million in consideration payable to a customer described above. The increase in organic gross margin described above contributed to the increase in Adjusted EBITDAP margin.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the three months ended June 30, 2022, we had a net cash outflow of $93.0 million from operating activities compared with a net cash outflow of $149.5 million for the three months ended June 30, 2021, an improvement of $56.5 million, driven in large part by the resolution of long standing customer advances, which were transferred in the sale of our Stuart manufacturing operations and subsequently settled by the buyer in July 2022. Cash flows were primarily driven by timing of payables as well as inventory build in response to increasing demand. We expect cash flows from operations to improve over the balance of the year. Interest payments were approximately $25.9 million for the three months ended June 30, 2022, as compared with $38.5 million for the three months ended June 30, 2021. The decrease in interest payments is the result of decreased interest expense described above.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Of the approximately $17.8 million of these deferred payments, we paid approximately $8.9 million in December 2021. The remaining $8.9 million will be repaid in December 2022 in accordance with the provisions of the CARES Act described above. The deferred amounts are recorded within accrued expenses on our condensed consolidated balance sheet as of June 30, 2022.

As disclosed in Note 2, in November 2021 the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. These cash receipts are classified within cash from operations. Refer to Note 2 for further discussion.

Investing Cash Flows

Cash flows used in investing activities for the three months ended June 30, 2022, decreased $162.2 million from the three months ended June 30, 2021. Cash flows used in investing activities for the three months ended June 30, 2022, were principally the result of a working capital settlement related to a prior period divestiture of approximately $2.3 million. We also used approximately $3.0 million for capital expenditures. Cash flows provided by investing activities for the three months ended June 30, 2021, included cash from the sale of assets and businesses of $180.5 million with additional investing outflows from capital expenditures of $2.1 million and the purchase of a facility in Rayong, Thailand that was included in the related divestiture transaction. We currently expect full year capital expenditures in fiscal 2023 to be in the range of $30.0 million, of which approximately $26.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2023 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cash flows used in financing activities for the three months ended June 30, 2022, were $4.4 million, compared with cash flows used in financing activities for the three months ended June 30, 2021, of $360.5 million, the latter being principally related to debt redemption. Current period financing cash flows pertain primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of June 30, 2022, we had $134.6 million of cash on hand and $79.0 million was available under our Securitization Facility (subject to any additional constraints arising from the balance of eligible receivables at that time) after giving effect to approximately $21.0 million in outstanding letters of credit, all of which were accruing interest at 1.25% per annum.

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

The 2024 Notes are (a) effectively subordinated to all obligations of the Company and its subsidiary guarantors that are either (1) secured by a lien on the Collateral (as defined below) that is senior or prior to the second-priority liens securing the 2024 Notes, including the first-priority liens securing the First Lien Notes and certain cash management and hedging obligations, or (2) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations; (b) effectively senior to all existing and future unsecured debt of the Company and its subsidiary guarantors, but only to the extent of the value of the Collateral (after giving effect to any senior liens on the Collateral); and (c) are structurally subordinated in right of payment to all indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2024 Notes, including the Receivables Securitization Facility.

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

We continue to anticipate minimal required contributions relative to our defined benefit plans over the course of the next few years. However, assets within the defined benefit plan trust have experienced recent losses in line with overall market performance, and if not recovered over time, may trigger future funding requirements sooner than previously anticipated.

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

Parent and Guarantor Summarized Financial Information	June 30,	March 31,
Summarized Balance Sheet	2022	2022
	(in thousands)
Assets
Due from Non-Guarantor Subsidiaries	$4,619	$1,034
Current assets	616,956	705,662
Noncurrent assets	654,070	661,160
Noncurrent receivable from Non-Guarantor Subsidiaries	108,809	92,865

Liabilities
Due to Non-Guarantor Subsidiaries	15,598	15,079
Current liabilities	506,762	562,731
Noncurrent liabilities	1,922,395	1,938,864

		Three Months Ended
Summarized Statement of Operations		June 30, 2022
		(in thousands)
Net sales to Non-Guarantor Subsidiaries		459
Net sales to unrelated parties		324,087
Gross profit		69,604
Loss from continuing operations before income taxes		(9,205)
Net loss		(9,952)

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2022, in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, general economic

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 23, 2022, and in our quarterly reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. There has been no material change in this information during the period covered by this report.

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

As of June 30, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Stock

Information about our repurchases during the three months ended June 30, 2022, of our common stock that is registered pursuant to Section 12 of the Exchange Act is disclosed in the table below.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under existing programs
April 1, 2022 - April 30, 2022	32,253	$26.11	—	2,277,789
May 1, 2022 - May 31, 2022	55,172	23.64	—	2,277,789
June 1, 2022 - June 30, 2022	84,857	14.91	—	2,277,789
Total	172,282	$19.80	—

(1) Represents shares surrendered to the Company due to restricted share forfeitures or to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2) Excludes shares acquired at no cost as a result of restricted share forfeitures.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1	Triumph Group, Inc. Tax Benefits Preservation Plan, dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2022).
Exhibit 10.2

Separation Agreement effective as of June 8, 2022, between Triumph Group, Inc. and William C. Kircher. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2022).

Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	August 3, 2022
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	August 3, 2022
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Investor Relations and Controller
/s/ Thomas A. Quigley, III	(Principal Accounting Officer)	August 3, 2022
Thomas A. Quigley, III