Form 10-Q
period 2022-09-30
TRIUMPH GROUP INC
filed 2022-11-08
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 4, 2022, was 65,000,903.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	September 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$104,450	$240,878
Trade and other receivables, less allowance for credit losses of $8,334 and $7,940	177,286	178,663
Contract assets	101,974	101,828
Inventory, net	398,075	361,692
Prepaid expenses and other current assets	17,554	19,903
Assets held for sale	—	60,104
Total current assets	799,339	963,068
Property and equipment, net	160,862	169,050
Goodwill	500,814	513,722
Intangible assets, net	78,870	84,850
Other, net	28,389	30,476
Total assets	$1,568,274	$1,761,166
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,849	$3,268
Accounts payable	154,588	161,534
Contract liabilities	42,475	171,763
Accrued expenses	155,950	208,059
Liabilities related to assets held for sale	—	57,519
Total current liabilities	355,862	602,143
Long-term debt, less current portion	1,587,933	1,586,222
Accrued pension and other postretirement benefits	273,529	301,303
Deferred income taxes	7,386	7,213
Other noncurrent liabilities	45,667	51,708
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,980,483 and 64,629,279 shares issued; 64,980,483 and 64,614,382 shares outstanding	65	64
Capital in excess of par value	975,530	973,112
Treasury stock, at cost, 0 and 14,897 shares	—	(96)
Accumulated other comprehensive loss	(476,733)	(463,354)
Accumulated deficit	(1,200,965)	(1,297,149)
Total stockholders' deficit	(702,103)	(787,423)
Total liabilities and stockholders' deficit	$1,568,274	$1,761,166

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$307,600	$357,396	$656,984	$754,042
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	208,062	262,335	480,462	556,013
Selling, general and administrative	60,418	54,108	112,163	110,359
Depreciation and amortization	8,685	12,945	18,491	28,376
Restructuring	2,152	3,897	2,851	8,382
(Gain) loss on sale of assets and businesses	(103,883)	7,660	(103,883)	13,629
	175,434	340,945	510,084	716,759
Operating income	132,166	16,451	146,900	37,283
Non-service defined benefit income	(8,563)	(10,449)	(17,149)	(8,727)
Debt extinguishment loss	—	—	—	9,689
Interest expense and other, net	32,453	34,183	64,365	72,741
Income (loss) from continuing operations before income taxes	108,276	(7,283)	99,684	(36,420)
Income tax expense	1,750	1,787	3,500	3,001
Net income (loss)	$106,526	$(9,070)	$96,184	$(39,421)
Earnings (loss) per share—basic:
Net income (loss)	$1.64	$(0.14)	$1.48	$(0.61)
Weighted average common shares outstanding—basic	65,036	64,545	64,946	64,427
Earnings (loss) per share—diluted:
Net income (loss)	$1.63	$(0.14)	$1.47	$(0.61)
Weighted average common shares outstanding—diluted	65,282	64,545	65,318	64,427

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$106,526	$(9,070)	$96,184	$(39,421)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,433)	(5,692)	(22,815)	(2,943)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0, $0, $0, and $0, respectively	—	97	—	10,440
Reclassification to net income (loss) - net of expense
Amortization of net loss, net of taxes of $0, $0, $0, and $0, respectively	6,574	8,533	13,148	17,011
Recognized prior service (credits) cost, net of taxes of $0, $0, $0, and $0, respectively	(1,250)	2,576	(2,501)	4,384
Total defined benefit pension plans and other postretirement benefits income, net of taxes	5,324	11,206	10,647	31,835
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax expense of $0, $0, $0, and $0, respectively	210	(1,613)	(261)	(3,333)
Reclassification of (loss) gain included in net earnings, net of tax expense of $0, $0, $0, and $0, respectively	(583)	414	(950)	1,428
Net unrealized loss on cash flow hedges, net of tax	(373)	(1,199)	(1,211)	(1,905)
Total other comprehensive (loss) income	(7,482)	4,315	(13,379)	26,987
Total comprehensive income (loss)	$99,044	$(4,755)	$82,805	$(12,434)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2022

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)
Net loss	—	—	—	—	—	(10,342)	(10,342)
Foreign currency translation adjustment	—	—	—	—	(10,382)	—	(10,382)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,323	—	5,323
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(838)	—	(838)
Share-based compensation	471,676	1	1,656	—	—	—	1,657
Repurchase of shares for share-based compensation minimum tax obligation	(172,282)	—	—	(3,442)	—	—	(3,442)
Retirement of treasury shares	—	—	(3,538)	3,538	—	—	—
Employee stock purchase plan	6,605	—	160	—	—	—	160
June 30, 2022	64,920,381	$65	$971,390	$—	$(469,251)	$(1,307,491)	$(805,287)
Net income	—	—	—	—	—	106,526	106,526
Foreign currency translation adjustment	—	—	—	—	(12,433)	—	(12,433)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,324	—	5,324
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(373)	—	(373)
Share-based compensation	51,426	—	3,970	—	—	—	3,970
Repurchase of shares for share-based compensation minimum tax obligation	(4,022)	—	—	(48)	—	—	(48)
Retirement of treasury shares	—	—	—	48	—	—	48
Employee stock purchase plan	12,698	—	170	—	—	—	170
September 30, 2022	64,980,483	$65	$975,530	$—	$(476,733)	$(1,200,965)	$(702,103)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$96,184	$(39,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,491	28,376
Amortization of acquired contract liability	(1,390)	(2,707)
(Gain) loss on sale of assets and businesses	(103,883)	13,629
Curtailments, settlements, and special termination benefits loss, net	—	20,046
Other amortization included in interest expense	3,140	5,602
Provision for credit losses	383	320
Share-based compensation	5,530	5,072
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(5,799)	8,268
Contract assets	(10,910)	(9,640)
Inventories	(39,324)	1,783
Prepaid expenses and other current assets	756	2,292
Accounts payable, accrued expenses, and contract liabilities	(58,487)	(190,152)
Accrued pension and other postretirement benefits	(17,073)	(27,852)
Other, net	6	(1,142)
Net cash used in operating activities	(112,376)	(185,526)
Investing Activities
Capital expenditures	(7,167)	(7,481)
(Payments on) proceeds from sale of assets and businesses	(6,161)	185,622
Investment in joint venture	—	(2,101)
Purchase of facility related to divested businesses	—	(21,550)
Net cash (used in) provided by investing activities	(13,328)	154,490
Financing Activities
Retirement of debt and finance lease obligations	(1,809)	(353,513)
Premium on redemption of First Lien Notes	—	(7,489)
Repurchase of shares for share-based compensation minimum tax obligation	(3,490)	(3,118)
Net cash used in financing activities	(5,299)	(364,120)
Effect of exchange rate changes on cash	(5,425)	(604)
Net change in cash and cash equivalents	(136,428)	(395,760)
Cash and cash equivalents at beginning of period	240,878	589,882
Cash and cash equivalents at end of period	$104,450	$194,122

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended September 30, 2022 and 2021, are not necessarily indicative of results that may be expected for the year ending March 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2022 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2022.

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

Aerospace Structures consists of the Company’s operations that supply commercial, business, and regional manufacturers with large metallic and composite structures and aircraft interior systems, including air ducting and thermal acoustic insulations systems. Products include wings; wing boxes; fuselage panels; horizontal and vertical tails; subassemblies such as floor grids; and aircraft interior systems, including air ducting and thermal acoustic insulation systems. Aerospace Structures also has the capability to engineer detailed structural designs in metal and composites. Capabilities include advanced composite and interior structures, joining processes such as welding, and conventional mechanical fasteners. Subsequent to the divestitures disclosed in Note 3, the remaining operations of Aerospace Structures are those that supply commercial and regional manufacturers with aircraft interior systems.

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

For the three months ended September 30, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, operating income, net income, and earnings per diluted share by approximately $867, $9,422, $9,422, and $0.14, respectively. For the three months ended September 30, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $3,066 and decreased operating loss, net loss, and loss per share by approximately $7,455, $7,455, and $0.12, respectively.

For the six months ended September 30, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, operating income, net income, and earnings per diluted share by approximately $11,993, $19,495, $19,495, and $0.30, respectively. For the six months ended September 30, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $6,375, and decreased operating loss, net loss, and loss per share by approximately $16,910, $16,910, and $0.26, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 16% and 17% of total trade accounts receivable as of September 30, 2022 and March 31, 2022, respectively. Trade and other accounts receivable from Daher Aerospace Inc. ("Daher") include receivables that largely correspond with payables associated with transition services and represented approximately 17% as of September 30, 2022. Trade and other accounts receivable from Daher were not signifcant as of March 31, 2022. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the six months ended September 30, 2022, were $189,311, or 29% of net sales, of which $89,825 and $99,486 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the six months ended September 30, 2021, were $273,426, or 36% of net sales, of which $82,988 and $190,439 were from Systems & Support and Aerospace Structures, respectively.

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

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, and, in July, received a letter from the DOT confirming that the Company had satisfied the reporting requirements under the AMJP. In the six months ended September 30, 2022, the Company recognized as a reduction in cost of sales approximately $5,300 representing the final balance of the earned grant benefit.

For the six months ended September 30, 2022, the Company paid $2,619 for income taxes, net of income tax refunds received. For the six months ended September 30, 2021, the Company paid $1,760 for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. Upon the completion of the sale of the Stuart manufacturing operations, the Company recognized a gain of approximately $99,200, net of transaction costs. The purchase price included the assumption of certain liabilities of the Company; no cash proceeds were received in the transaction. The operating results of the Stuart, Florida, manufacturing operations are included within the Aerospace Structures reportable segment through the date of divestiture.

In the three months ended September 30, 2022, the Company recognized a gain of approximately $4,500 from working capital settlements related to the fiscal 2022 divestitures described below.

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

As a result of the fiscal 2022 divestitures described above, including routine closing working capital adjustments, the Company recognized losses of approximately $8,000 in the three months ended September 30, 2021.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Systems & Support
Satisfied over time	$111,718	$114,683	$232,436	$233,664
Satisfied at a point in time	161,613	132,582	295,015	270,804
Revenue from contracts with customers	273,331	247,265	527,451	504,468
Amortization of acquired contract liabilities	867	1,493	1,390	2,695
Total revenue	274,198	248,758	528,841	507,163

Aerospace Structures
Satisfied over time	$28,456	$97,633	$118,048	$227,156
Satisfied at a point in time	4,946	11,005	10,095	19,711
Revenue from contracts with customers	33,402	108,638	128,143	246,867
Amortization of acquired contract liabilities	—	—	—	12
Total revenue	33,402	108,638	128,143	246,879
	$307,600	$357,396	$656,984	$754,042

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Systems & Support
OEM Commercial	$94,605	$59,347	$172,625	$118,586
OEM Military	61,399	72,317	118,335	149,012
MRO Commercial	65,078	49,618	125,117	105,465
MRO Military	44,960	54,204	95,906	113,316
Non-aviation	7,289	11,779	15,468	18,089
Revenue from contracts with customers	273,331	247,265	527,451	504,468
Amortization of acquired contract liabilities	867	1,493	1,390	2,695
Total revenue	$274,198	$248,758	$528,841	$507,163

Aerospace Structures
OEM Commercial	$33,241	$104,462	$123,760	$226,154
OEM Military	24	1,210	52	13,861
MRO Commercial	—	2,966	3,144	5,782
MRO Military	—	—	—	1,052
Non-aviation	137	—	1,187	18
Revenue from contracts with customers	33,402	108,638	128,143	246,867
Amortization of acquired contract liabilities	—	—	—	12
Total revenue	33,402	108,638	128,143	246,879
	$307,600	$357,396	$656,984	$754,042

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three and six months ended September 30, 2022 and 2021, credit loss expense and write-offs related to contract assets were immaterial.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	September 30, 2022	March 31, 2022	Change
Contract assets	$101,974	$101,893	$81
Contract liabilities	(43,385)	(172,862)	129,477
Net contract asset (liability)	$58,589	$(70,969)	$129,558

During the six months ended September 30, 2022, the Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $11,993. The change in contract assets was not significant in the six months ended September 30, 2022. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances as well as the extinguishment of approximately $103,803 of customer advance repayment obligations that were assumed by the buyer of the Stuart, Florida, manufacturing operations. For the six months ended September 30, 2022, the Company recognized $31,482 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of September 30, 2022, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,325,232	$769,902	$534,772	$20,558	$—

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30, 2022	March 31, 2022
Raw materials	$51,273	$44,841
Work-in-process, including manufactured and purchased components	298,273	269,368
Finished goods	21,981	19,472
Rotable assets	26,548	28,011
Total inventories	$398,075	$361,692

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2022	March 31, 2022
Finance leases	$14,738	$16,492
Senior secured first lien notes due 2024	563,171	563,171
Senior secured notes due 2024	525,000	525,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(12,127)	(15,173)
	1,590,782	1,589,490
Less: current portion	2,849	3,268
	$1,587,933	$1,586,222

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

As of September 30, 2022, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At September 30, 2022, there were $0 in borrowings and $20,970 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in November 2024.

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

The First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the First Lien Notes or file such reports electronically with the SEC. Furthermore, the First Lien Notes Indenture requires that the future net proceeds from certain asset sales will be required to repay the First Lien Notes at a premium of 106.656%, until the aggregate principal amount of Notes outstanding is $350,000 or less, provided that the Company may retain the first $100,000 of such net proceeds (subject to compliance with the asset sale covenants in the Company’s other outstanding indentures) or use it for certain other permitted purposes. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances. Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the Company surpassed the $100,000 threshold of net proceeds from certain asset sales resulting in a required redemption of $112,511 of the outstanding principal balance and a premium of approximately $7,489 in the three months ended June 30, 2021. As a result of the completion of the sale and license of certain legacy product lines of the Company's Staverton, United Kingdom operations, the Company was required to pay an additional required redemption of $24,318 of the outstanding principal balance and a premium of approximately $1,619 in the three months ended December, 31, 2021. In the three months ended September 30, 2022, the Company sold intellectual property that required redemption of $19,340 of the outstanding principal balance and a premium of approximately $1,287 which payment was subsequent to September 30, 2022, in October 2022.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

September 30, 2022		March 31, 2022
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,590,782	$1,446,078	$1,589,490	$1,639,248

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the six months ended September 30, 2022 and 2021, amounted to $62,731 and $82,570, respectively. The interest paid during the six months ended September 30, 2021, included the redemption premiums on the First Lien Notes of $7,489.

7. EARNINGS PER SHARE

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	65,036	64,545	64,946	64,427
Net effect of dilutive stock options and non-vested stock (1)	246	—	372	—
Weighted average common shares outstanding – diluted	65,282	64,545	65,318	64,427

(1) For the three and six months ended September 30, 2022 and 2021, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of September 30, 2022 and March 31, 2022, the total amount of unrecognized tax benefits was $11,903 and $11,800, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of September 30, 2022, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2023 and future periods.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The effective income tax rate for the three months ended September 30, 2022, was 1.6% as compared with (24.5)% for the three months ended September 30, 2021. The effective income tax rate for the six months ended September 30, 2022, was 3.5% as compared with (8.2)% for the six months ended September 30, 2021. For the three and six months ended September 30, 2022, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of September 30, 2022, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit income:
Service cost	$156	$186	$342	$378
Interest cost	16,290	11,698	32,579	23,521
Expected return on plan assets	(30,313)	(33,377)	(60,647)	(66,832)
Amortization of prior service credits	26	26	51	68
Amortization of net loss	7,725	9,614	15,449	19,198
Curtailment loss	—	—	—	16,024
Settlement loss	—	3,826	—	3,826
Special termination benefits	—	142	—	196
Net periodic benefit (income) expense	$(6,116)	$(7,885)	$(12,226)	$(3,621)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,291 and $4,581 for the three and six months ended September 30, 2022, respectively, and approximately $2,349 and $4,698 for the three and six months ended September 30, 2021.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and six months ended September 30, 2022 and 2021, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total(1)
June 30, 2022	$(58,315)	$(1,108)	$(409,828)		$(469,251)
Other comprehensive (loss) income before reclassifications	(12,433)	210	—		(12,223)
Amounts reclassified from AOCI	—	(583)	5,324	(2)	4,741
Net current period OCI	(12,433)	(373)	5,324		(7,482)
September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)

June 30, 2021	$(39,412)	$309	$(468,417)		$(507,520)
Other comprehensive (loss) income before reclassifications	(5,692)	(1,613)	97		(7,208)
Amounts reclassified from AOCI	—	414	11,109	(2)	11,523
Net current period OCI	(5,692)	(1,199)	11,206		4,315
September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)

March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive (loss) income before reclassifications	(22,815)	(261)	—		(23,076)
Amounts reclassified from AOCI	—	(950)	10,647	(2)	9,697
Net current period OCI	(22,815)	(1,211)	10,647		(13,379)
September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)

March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
Other comprehensive (loss) income before reclassifications	(2,943)	(3,333)	10,440		4,164
Amounts reclassified from AOCI	—	1,428	21,395	(2)	22,823
Net current period OCI	(2,943)	(1,905)	31,835		26,987
September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$307,600	$—	$274,198	$33,402
Intersegment sales (eliminated in consolidation)	—	(8)	—	8
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	56,649	—	50,053	6,596

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(8,685)	(506)	(7,507)	(672)
Interest expense and other, net	(32,453)
Corporate expenses	(16,596)
Share-based compensation expense	(3,952)
Gain on sale of assets and businesses	103,883
Amortization of acquired contract liabilities	867
Non-service defined benefit income	8,563
Income before income taxes	108,276

Total capital expenditures	$4,123	$—	$3,707	$416
Total assets	$1,568,274	$73,674	$1,364,298	$130,302

	Three Months Ended September 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$357,396	$—	$248,758	$108,638
Intersegment sales (eliminated in consolidation)	—	(28)	23	5
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	52,066	—	45,047	7,019

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(12,945)	(1,091)	(8,440)	(3,414)
Interest expense and other, net	(34,183)
Corporate expenses	(13,678)
Share-based compensation expense	(2,825)
Loss on sale of assets and businesses	(7,660)
Amortization of acquired contract liabilities	1,493
Non-service defined benefit income	10,449

Loss before income taxes	(7,283)

Total capital expenditures	$5,369	$156	$2,655	$2,558

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended September 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$656,984	$—	$528,841	$128,143
Intersegment sales (eliminated in consolidation)	—	(20)	—	20
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	113,378	—	90,202	23,176

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(18,491)	(1,095)	(15,028)	(2,368)
Interest expense and other, net	(64,365)
Corporate expenses	(30,545)
Share-based compensation expense	(5,530)
Gain on sale of assets and businesses	103,883
Amortization of acquired contract liabilities	1,390
Non-service defined benefit income	17,149
Consideration payable to customer related to divestiture	(17,185)
Income before income taxes	99,684

Total capital expenditures	$7,167	$109	$6,586	$472

	Six Months Ended September 30, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$754,042	$—	$507,163	$246,879
Intersegment sales (eliminated in consolidation)	—	(47)	31	16
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	112,284	—	87,895	24,389

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(28,376)	(1,859)	(16,944)	(9,573)
Interest expense and other, net	(72,741)
Corporate expenses	(30,631)
Share-based compensation expense	(5,072)
Loss on sale of assets and businesses	(13,629)
Amortization of acquired contract liabilities	2,707
Non-service defined benefit income	8,727
Debt extinguishment loss	(9,689)
Loss before income taxes	(36,420)

Total capital expenditures	$7,481	$514	$3,757	$3,210

During the three months ended September 30, 2022 and 2021, the Company had foreign sales of $73,304 and $81,119, respectively. During the six months ended September 30, 2022 and 2021, the Company had foreign sales of $143,408 and $158,043, respectively.

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

OVERVIEW

Business

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, production of complex assemblies using external designs, as well as full life cycle solutions for commercial, regional, and military aircraft; and (ii) Aerospace Structures, whose companies supply commercial, business, and regional manufacturers with large metallic structures and produce close-tolerance parts primarily to customer designs and model-based definition, including a wide range of aluminum, hard metal, and composite structure capabilities. Subsequent to the Stuart, Florida, manufacturing divestiture described below, the remaining operations of Aerospace Structures are those that supply commercial and regional manufacturers with aircraft interior systems.

Divestitures

During the fiscal year ended March 31, 2022, we completed the divestiture of our composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, as well as our large structure manufacturing operations located in Red Oak, Texas. These losses are presented on the accompanying condensed consolidated statements of operations within loss on sale of assets and businesses for the six months ended September 30, 2022. The operating results associated with the composites and large structure manufacturing operations were included within Aerospace Structures through the date of divestiture. Refer to Note 3 for a discussion of other less significant divestitures occurring in fiscal 2022.

As disclosed in Note 3, in July 2022, we completed the sale of our manufacturing operations located in Stuart, Florida, and recognized a gain in the second quarter of fiscal 2023. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As a result of the completion of this sale, we have exited our structures business and reshaped our portfolio of companies to consist primarily of businesses providing systems and aftermarket services. The operating results associated with the Stuart operations are included within Aerospace Structures through the date of divestiture.

Summary of Significant Financial Results

Significant financial results for the second quarter of the fiscal year ending March 31, 2023, include:

•
Net sales were $307.6 million compared with $357.4 million for the prior year period.
•
Operating income was $132.2 million compared with $16.5 million for the prior year period.
•
Net income was $106.5 million, or $1.63 per diluted common share, compared with a net loss of $9.1 million, or ($0.14) per diluted common share, for the prior year period.
•
Backlog as of September 30, 2022, was $1.57 billion, of which, we estimate that approximately $0.91 billion will be shipped by September 30, 2023.
•
We used $112.4 million of cash in operating activities for the six months ended September 30, 2022, as compared with cash used in operations of $185.5 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

As disclosed in Note 2, in November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the six months ended September 30, 2022, we recognized the final approximately $5.3 million of the grant benefit as a reduction in cost of sales.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Approximately 7% of our revenue in the six months ended September 30, 2022, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) (U.S. GAAP measure)	$106,526	$(9,070)	$96,184	$(39,421)
Income tax expense	1,750	1,787	3,500	3,001
Interest expense and other	32,453	34,183	64,365	72,741
Debt extinguishment loss	—	—	—	9,689
Pension settlement, curtailment, and special termination benefit charges	—	3,968	—	20,046
Consideration payable to customer related to divestiture	—	—	17,185	—
(Gain) loss on sale of assets and businesses, net	(103,883)	7,660	(103,883)	13,629
Share-based compensation	3,952	2,825	5,530	5,072
Amortization of acquired contract liabilities	(867)	(1,493)	(1,390)	(2,707)
Depreciation and amortization	8,685	12,945	18,491	28,376
Adjusted EBITDA (non-GAAP measure)	$48,616	$52,805	$99,982	$110,426
Non-service defined benefit income (excluding curtailments and special termination benefits)	(8,563)	(14,417)	(17,149)	(28,773)
Adjusted EBITDAP (non-GAAP measure)	$40,053	$38,388	$82,833	$81,653

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income	$132,166	$43,413	$5,924	$82,829
Gain on sale of assets and businesses	(103,883)	—	—	(103,883)
Share-based compensation	3,952	—	—	3,952
Amortization of acquired contract liabilities	(867)	(867)	—	—
Depreciation and amortization	8,685	7,507	672	506
Adjusted EBITDAP	$40,053	$50,053	$6,596	$(16,596)

	Three Months Ended September 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$16,451	$38,100	$3,605	$(25,254)
Loss on sale of assets and businesses	7,660	—	—	7,660
Share-based compensation	2,825	—	—	2,825
Amortization of acquired contract liabilities	(1,493)	(1,493)	—	—
Depreciation and amortization	12,945	8,440	3,414	1,091
Adjusted EBITDAP	$38,388	$45,047	$7,019	$(13,678)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Six Months Ended September 30, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income	$146,900	$76,564	$3,623	$66,713
Gain on sale of assets and businesses	(103,883)	—	—	(103,883)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	5,530	—	—	5,530
Amortization of acquired contract liabilities	(1,390)	(1,390)	—	—
Depreciation and amortization	18,491	15,028	2,368	1,095
Adjusted EBITDAP	$82,833	$90,202	$23,176	$(30,545)

	Six Months Ended September 30, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$37,283	$73,646	$14,828	$(51,191)
Loss on sale of assets and businesses	13,629	—	—	13,629
Share-based compensation	5,072		—	5,072
Amortization of acquired contract liabilities	(2,707)	(2,695)	(12)	—
Depreciation and amortization	28,376	16,944	9,573	1,859
Adjusted EBITDAP	$81,653	$87,895	$24,389	$(30,631)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended September 30, 2022, compared with three months ended September 30, 2021

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Net sales	$307,600	$357,396
Segment operating income	$49,337	$41,705
Corporate expense	82,829	(25,254)
Total operating income	132,166	16,451
Interest expense and other	32,453	34,183
Non-service defined benefit income	(8,563)	(10,449)
Income tax expense	1,750	1,787
Net loss	$106,526	$(9,070)

Net Sales

Organic sales adjusted for intersegment sales increased $35.2 million, or 12.9%, offset by declines from the divestiture of our Stuart manufacturing operations and Staverton, United Kingdom divestiture of $68.0 million and sunsetting programs (i.e., 747-8 and G280) of $16.9 million. Organic sales increased primarily due to increased volume on the 737 and an intellectual property transaction. Net sales for the three months ended September 30, 2022, included $16.7 million in total nonrecurring revenues, as compared with $7.9 million in total nonrecurring revenues for the three months ended September 30, 2021.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased $22.0 million, or 11.3%, offset by declines from the divestiture of our Stuart manufacturing operations and Staverton, United Kingdom divestiture of $58.3 million and sunsetting programs of $18.0 million. Organic cost of sales increased primarily due to the increased volumes described above as well as approximately $13.9 million in prior period reductions in acquired contract reserves. These increases were partially offset by prior period increases in inventory reserves. Organic gross margin for the three months ended September 30, 2022, was 29.5% compared with 28.5% for the three months ended September 30, 2021. The organic gross margin for the three months ended September 30, 2022, increased slightly as the margin benefit on the sale of intellectual property was partially offset by the prior period acquired contract reserve and inventory reserve adjustments.

Gross margin for the three months ended September 30, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $9.4 million. The favorable cumulative catch-up adjustments to operating income included gross favorable

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

adjustments of $9.5 million and gross unfavorable adjustments of $0.0 million. Gross margins for the three months ended September 30, 2021, included net favorable cumulative catch-up adjustments of $7.5 million.

Segment Operating Income

Organic segment operating income increased by $13.9 million, or 52.3%, primarily due to the increased gross profit and margins described above, as well as decreased administrative human capital related costs of $2.1 million and decreased depreciation and amortization expense of $0.9 million, partially offset by increased third party consulting and temporary labor of $0.9 million. The divestitures and sunsetting programs resulted in decreases to operating income of approximately $6.2 million.

Corporate Expense

Corporate expenses decreased primarily due to increased gain on sale of assets and businesses of $111.5 million, primarily due to the divestiture of our Stuart manufacturing operations.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of prior year redemptions.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the three months ended September 30, 2022, was 1.6% compared with (24.5)% for the three months ended September 30, 2021. For the three months ended September 30, 2022, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended September 30, 2022, compared with three months ended September 30, 2021

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

	Three Months Ended September 30,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$274,198	$248,781	10.2%	89.1%	69.6%
Aerospace Structures	33,410	108,643	(69.3)%	10.9%	30.4%
Elimination of intersegment sales	(8)	(28)	71.4%	(0.0)%	(0.0)%
Total net sales	$307,600	$357,396	(13.9)%	100.0%	100.0%

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended September 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME
Systems & Support	$43,413	$38,100	13.9%	15.8%	15.3%
Aerospace Structures	5,924	3,605	64.3%	17.7%	3.3%
Corporate	82,829	(25,254)	428.0%	n/a	n/a
Total segment operating income	$132,166	$16,451	703.4%	43.0%	4.6%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$50,053	$45,047	11.1%	18.3%	18.2%
Aerospace Structures	6,596	7,019	(6.0)%	19.7%	6.5%
Corporate	(16,596)	(13,678)	(21.3)%	n/a	n/a
	$40,053	$38,388	4.3%	13.1%	10.8%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales increased by $31.2 million, or 12.9%, offset by declines from the Staverton, United Kingdom divestiture of $5.8 million. Organic sales increased due to increased volume on the 737 and $15.9 million recognized as a result of a nonrecurring intellectual property transaction.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased by $22.4 million, or 13.7%, offset by declines from the Staverton, United Kingdom divestiture of $5.2 million. Organic cost of sales increased primarily due to the increased volumes described above as well as approximately $13.9 million in prior period reductions in acquired contract reserves. These increases were partially offset by prior period increases in inventory reserves. Organic gross margin for the three months ended September 30, 2022, was 32.2% compared with 32.7% for the three months ended September 30, 2021. Organic gross margin decreased slightly as a result of changes in sales mix, as margin benefits on the sale of intellectual property were partially offset by the prior period acquired contract reserve and inventory reserve adjustments.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $5.1 million, or 13.3%. The Staverton, United Kingdom, divestiture did not have a significant impact on operating income. Organic operating income increased primarily due to the increased gross profit described above, as well as decreased administrative human capital related costs of $1.0 million and decreased depreciation and amortization expense of $0.9 million partially offset by increases in third party consulting and temporary labor of $1.8 million, infrastructure costs of $1.0 million and travel & meetings of $0.7 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the decrease in depreciation and amortization, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above except for the decrease in depreciation and amortization, which is excluded from Adjusted EBITDAP.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $3.9 million, or 13.5%, offset by declines from the divestiture of our Stuart manufacturing operations of $62.2 million and sunsetting programs (i.e., 747-8 and G280) of $16.9 million. Organic net sales increased primarily due to increased volume on the 737. Net sales for the three months ended September 30, 2022, included $0.8 million in total nonrecurring revenues compared to $7.9 million in total nonrecurring revenues for the three months ended September 30, 2021.

Cost of Sales and Gross Margin

Organic cost of sales decreased by $0.4 million, or 1.4%, offset by declines from the divestiture of our Stuart manufacturing operations of $53.0 million and sunsetting programs of $18.0 million. Organic gross margin for the three months ended September 30, 2022, was 7.1% compared with (6.9)% for the three months ended September 30, 2021, increasing primarily due to the increased volumes above and a reduction in losses from our Spokane, Washington, manufacturing operations the exit of which is nearing completion in the current period. Gross margin included net favorable cumulative catch-up adjustments of $8.6 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $8.6 million and gross unfavorable adjustments of $0.0 million. The net favorable cumulative catch-up adjustment for the three months ended September 30, 2021, was $7.6 million.

Operating Income and Adjusted EBITDAP

Organic operating losses decreased by $8.8 million, or 74.5%, primarily due to the organic gross margin improvements noted above, as well as decreased administrative human capital related costs of $1.2 million, decreased third party consulting and temporary labor of $0.8 million, and decreased travel & meetings of $0.6 million. The decrease in Adjusted EBITDAP is primarily due to decreased operating income from divestitures and sunsetting programs of $6.4 million.

Operating Margin and Adjusted EBITDAP Margin

Operating income and Adjusted EBITDAP as a percentage of segment sales increased due to the increased gross margins described above.

Six months ended September 30, 2022, compared with six months ended September 30, 2021

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Net sales	$656,984	$754,042
Segment operating income	$80,187	$88,474
Corporate expenses	66,713	(51,191)
Total operating income	146,900	37,283
Interest expense and other	64,365	72,741
Debt extinguishment loss	—	9,689
Non-service defined benefit income	(17,149)	(8,727)
Income tax expense	3,500	3,001
Net loss	$96,184	$(39,421)

Net Sales

Organic sales adjusted for intersegment sales increased $29.3 million, or 5.2%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, along with sales from recent divestitures of $84.7 million and sunsetting programs (i.e., 747-8 and G280) of $24.5 million. Organic sales increased primarily due to increased production rates on commercial narrow body platforms, commercial repair and overhaul services, and an intellectual property transaction. Net sales for the six months ended September 30, 2022, included $21.2 million in total nonrecurring revenues, as compared with $16.6 million in total nonrecurring revenues for the six months ended September 30, 2021.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased $23.4 million, or 5.7%, offset by declines from the cost of sales of recent divestitures of $70.9 million and sunsetting programs of $28.1 million. Organic cost of sales increased primarily due to the increased sales volume noted above as well as approximately $19.2 million in prior period reductions in acquired contract reserves. These increases were partially offset by the current period recognition of grant benefits under the AMJP agreement with the DOT of approximately $5.3 million and prior period increases in inventory reserves. Organic gross margin for the six months ended September 30, 2022, was 27.3% compared with 27.7% for the six months ended September 30, 2021, down primarily due to changes in sales mix and prior period acquired contract reserve and inventory reserve adjustments, partially offset by the margin benefits from the AMJP grant and the sale of intellectual property and a reduction in losses from our Spokane, Washington, manufacturing operations.

Gross margin for the six months ended September 30, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $19.5 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $24.4 million and gross unfavorable adjustments of $4.9 million. Gross margins for the six months ended September 30, 2021, included net favorable cumulative catch-up adjustments of $16.9 million.

Segment Operating Income

Organic segment operating income increased by $13.3 million, or 25.0%, due to the organic gross margin improvements described above, as well as decreased administrative human capital related costs of $4.5 million and decreased depreciation and amortization expense of $1.9 million and decreased third party consulting and temporary labor costs of $0.9 million. These increased organic segment operating income was offset by approximately $21.5 million in decreases from divestitures and sunsetting programs.

Corporate Expense

The corporate expenses increased primarily due to change in gain/loss on sale of assets and businesses of $117.5 million.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of prior period redemptions.

Non-service Defined Benefit Income

Non-service defined benefit income increased primarily due the recognition of curtailment and settlement losses of approximately $20.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures and the settlement of the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto in the prior year period, partially offset by decreases due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the six months ended September 30, 2022, was 3.5% compared with (8.2)% for the six months ended September 30, 2021. For the six months ended September 30, 2022, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Six months ended September 30, 2022, compared with six months ended September 30, 2021

	Six Months Ended September 30,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$528,841	$507,194	4.3%	80.5%	67.3%
Aerospace Structures	128,163	246,895	(48.1)%	19.5%	32.7%
Elimination of intersegment sales	(20)	(47)	57.5%	(0.0)%	(0.0)%
Total net sales	$656,984	$754,042	(12.9)%	100.0%	100.0%

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Six Months Ended September 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$76,564	$73,646	4.0%	14.5%	14.5%
Aerospace Structures	3,623	14,828	(75.6)%	2.8%	6.0%
Corporate	66,713	(51,191)	230.3%	n/a	n/a
Total segment operating income	$146,900	$37,283	294.0%	22.4%	4.9%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$90,202	$87,895	2.6%	17.1%	17.4%
Aerospace Structures	23,176	24,389	(5.0)%	15.9%	9.9%
Corporate	(30,545)	(30,631)	0.3%	n/a	n/a
	$82,833	$81,653	1.5%	12.3%	10.9%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales increased by $27.6 million, or 5.5%, with additional declines from the Staverton, United Kingdom, divestiture of $5.9 million. Organic sales increased primarily due to increased volume on the 737 and approximately $15.9 million recognized as a result of a nonrecurring intellectual property transaction partially offset by decreased military rotorcraft volume.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased by $22.7 million, or 6.6%, with additional declines from the Staverton, United Kingdom, divestiture of $5.5 million. Organic cost of sales increased primarily due to the increase sales volume noted above as well as approximately $19.2 million in prior period reductions in acquired contract reserves. These increases were partially offset by the current period recognition of grant benefits under the AMJP agreement with the DOT of approximately $5.3 million and prior period increases in inventory reserves. Organic gross margin for the six months ended September 30, 2022, was 30.4% compared with 31.1% for the six months ended September 30, 2021. Organic gross margin decreased primarily as a result of changes in sales mix, partially offset by the recognition of grant benefits under the AMJP agreement, as margin benefits on the sale of intellectual property were largely offset by the prior period acquired contract reserve and inventory reserve adjustments.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $2.6 million, or 3.6%. The Staverton, United Kingdom, divestiture did not have a significant impact on operating income. Organic operating income increased primarily due to the increased gross profit described above as well as decreased administrative human capital related costs of $1.5 million and decreased depreciation and amortization expense of $1.9 million, partially offset by increases in third party consulting and temporary labor of $0.6 million, infrastructure costs of $1.5 million and travel & meetings of $1.5 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income except for the decrease in depreciation and amortization, which is excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales was flat year over year. Adjusted EBITDAP as a percentage of segment sales decreased due to the factors described above except for the decrease in depreciation and amortization, which is excluded from Adjusted EBITDAP.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $1.7 million, or 2.8%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, along with the sales of recent divestitures of $78.9 million and sunsetting programs (i.e., 747-8 and G280) of $24.5 million. Organic net sales increased primarily due to increased volume on the 737 partially offset by decreased volume on certain commercial widebody programs. Net sales for the six months ended September 30, 2022 included $5.3 million in nonrecurring revenue compared to $16.6 million in nonrecurring revenue for the six months ended September 30, 2021.

Cost of Sales and Gross Margin

Organic cost of sales increased by $0.7 million, or 1.1%, offset by declines from the costs of sales of recent divestitures of $65.4 million and sunsetting programs of $28.1 million. The increase in organic cost of sales is due to increase in sales volume described above. Organic gross margin for the six months ended September 30, 2022, was 1.9% compared with 0.3% for the six months ended September 30, 2021, primarily from a reduction in losses from our Spokane, Washington, manufacturing operations. The gross margin included net favorable cumulative catch-up adjustments of $19.4 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $24.1 million and gross unfavorable adjustments of $4.7 million. The net favorable cumulative catch-up adjustment for the six months ended September 30, 2021, was $16.9 million.

Operating Income and Adjusted EBITDAP

Organic operating loss decreased by $10.6 million, or 51.1%, primarily due to the increased gross margins, a reduction in restructuring costs of $4.8 million related to closure of a facility, decreased administrative human capital related costs of $3.0 million, decreased third party consulting and temporary labor of $1.4 million, and travel & meetings of $0.3 million. The decrease in organic operating losses was offset by a $17.2 million reduction in revenue from consideration payable to a customer described above. The divestitures and sunsetting programs resulted in additional decreases to operating income of approximately $4.6 million. The decrease in Adjusted EBITDAP year over year is due to the decrease from divestitures in the segment.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales decreased primarily from the reduction in revenue from consideration payable to a customer. The increase in Adjusted EBITDAP margin is driven by the same factors except for the reduction in revenue from consideration payable to a customer, which is excluded from Adjusted EBITDAP.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the six months ended September 30, 2022, we had a net cash outflow of $112.4 million from operating activities compared with a net cash outflow of $185.5 million for the six months ended September 30, 2021, an improvement of $73.1 million, driven in large part by the resolution of long standing customer advances, which were transferred in the sale of our Stuart manufacturing operations and subsequently settled by the buyer in July 2022. Cash flows were primarily driven by timing of payables as well as increases in inventory as a result of anticipated increasing demand and certain supply chain constraints that we expect will largely recover in the second half of fiscal 2023. Cash flows from operations improved in the second fiscal quarter, and we expect continued improvement in the remainder of fiscal 2023. Interest payments were approximately $62.7 million for the six months ended September 30, 2022, as compared with $82.6 million for the six months ended September 30, 2021. The decrease in interest payments is primarily the result of decreased interest expense described above.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Of the approximately $17.8 million of these deferred payments, we paid approximately $8.9 million in December 2021. The remaining $8.9 million will be repaid in December 2022 in accordance with the provisions of the CARES Act described above. The deferred amounts are recorded within accrued expenses on our condensed consolidated balance sheet as of September 30, 2022.

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

Investing Cash Flows

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cash flows used in investing activities for the six months ended September 30, 2022, increased $167.8 million from the six months ended September 30, 2021. Cash flows used in investing activities for the six months ended September 30, 2022, included payments related to the sales of assets and businesses of $6.2 million as a result of the Stuart manufacturing operations and settlement of working capital true-ups on prior divestitures, as described in Note 3. We also used approximately $7.2 million for capital expenditures. Cash flows provided by investing activities for the six months ended September 30, 2021, included cash from the sale of assets and businesses of $185.6 million with additional investing outflows from capital expenditures of $7.5 million and the purchase of a facility in Rayong, Thailand that was included in the related divestiture transaction. We currently expect full year capital expenditures in fiscal 2023 to be in the range of $30.0 million, of which approximately $26.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2023 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the six months ended September 30, 2022, were $5.3 million, compared with cash flows used in financing activities for the six months ended September 30, 2021, of $364.1 million, the latter being principally related to debt redemption. Current period financing cash flows pertain primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of September 30, 2022, we had $104.5 million of cash on hand and $41.7 million was available under our Securitization Facility after giving effect to approximately $21.0 million in outstanding letters of credit, all of which were accruing interest at 1.25% per annum.

As disclosed in Note 12, the exit of our composites manufacturing operations in Spokane, Washington could trigger a multiemployer pension plan withdrawal obligation that, if incurred, would likely be satisfied through annual payments over a period of at least ten years.

As a result of stock market volatility, the performance of our defined benefit pension plan assets, and the timing of our annual Employee Retirement Income Security Act of 1974 ("ERISA") measurement date for our domestic defined benefit pension plan, we do not expect any minimum required contribution to be made in fiscal 2023, but we do currently expect an increase to our minimum required contributions through fiscal 2027 as compared to what we disclosed in our Form 10-K for the year ended March 31, 2022, filed on May 23, 2022.

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

Parent and Guarantor Summarized Financial Information	September 30,	March 31,
Summarized Balance Sheet	2022	2022
	(in thousands)
Assets
Due from Non-Guarantor Subsidiaries	$6,120	$1,034
Current assets	546,910	705,662
Noncurrent assets	648,757	661,160
Noncurrent receivable from Non-Guarantor Subsidiaries	93,732	92,865

Liabilities
Due to Non-Guarantor Subsidiaries	17,575	15,079
Current liabilities	320,107	562,731
Noncurrent liabilities	1,907,170	1,938,864

		Six Months Ended
Summarized Statement of Operations		September 30, 2022
		(in thousands)
Net sales to Non-Guarantor Subsidiaries		1,270
Net sales to unrelated parties		601,822
Gross profit		158,071
Loss from continuing operations before income taxes		92,637
Net loss		91,549

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

As of September 30, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Stock

Information about our repurchases during the three months ended September 30, 2022, of our common stock that is registered pursuant to Section 12 of the Exchange Act is disclosed in the table below.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under existing programs
July 1, 2022 - July 31, 2022	—	$—	—	2,277,789
August 1, 2022 - August 31, 2022	—	-	—	2,277,789
September 1, 2022 - September 30, 2022	4,022	11.95	—	2,277,789
Total	4,022	$11.95	—

(1) Represents shares surrendered to the Company due to restricted share forfeitures or to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2) Excludes shares acquired at no cost as a result of restricted share forfeitures.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	November 8, 2022
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	November 8, 2022
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	November 8, 2022
Kai W. Kasiguran