Form 10-Q
period 2022-12-31
TRIUMPH GROUP INC
filed 2023-02-02
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2022

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on January 30, 2023, was 65,010,631.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$116,409	$240,878
Trade and other receivables, less allowance for credit losses of $7,564 and $7,940	179,371	178,663
Contract assets	108,646	101,828
Inventory, net	400,467	361,692
Prepaid expenses and other current assets	18,449	19,903
Assets held for sale	—	60,104
Total current assets	823,342	963,068
Property and equipment, net	162,278	169,050
Goodwill	507,714	513,722
Intangible assets, net	76,503	84,850
Other, net	27,455	30,476
Total assets	$1,597,292	$1,761,166
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,108	$3,268
Accounts payable	166,501	161,534
Contract liabilities	40,492	171,763
Accrued expenses	160,014	208,059
Liabilities related to assets held for sale	—	57,519
Total current liabilities	370,115	602,143
Long-term debt, less current portion	1,605,069	1,586,222
Accrued pension and other postretirement benefits	259,671	301,303
Deferred income taxes	7,444	7,213
Other noncurrent liabilities	43,056	51,708
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 64,995,466 and 64,629,279 shares issued; 64,995,466 and 64,614,382 shares outstanding	65	64
Capital in excess of par value	957,093	973,112
Treasury stock, at cost, 0 and 14,897 shares	—	(96)
Accumulated other comprehensive loss	(455,208)	(463,354)
Accumulated deficit	(1,190,013)	(1,297,149)
Total stockholders' deficit	(688,063)	(787,423)
Total liabilities and stockholders' deficit	$1,597,292	$1,761,166

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$328,855	$319,249	$985,839	$1,073,291
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	240,201	232,328	720,663	788,341
Selling, general and administrative	44,269	42,416	156,432	152,775
Depreciation and amortization	8,624	11,659	27,115	40,035
Restructuring	—	4,649	2,851	13,031
Loss (gain) on sale of assets and businesses	720	—	(103,163)	13,629
	293,814	291,052	803,898	1,007,811
Operating income	35,041	28,197	181,941	65,480
Non-service defined benefit income	(8,576)	(14,400)	(25,725)	(23,127)
Debt extinguishment loss	1,441	1,935	1,441	11,624
Warrant remeasurement gain, net	(5,537)	—	(5,537)	—
Interest expense and other, net	36,361	32,319	100,726	105,060
Income (loss) from continuing operations before income taxes	11,352	8,343	111,036	(28,077)
Income tax expense	400	1,105	3,900	4,106
Net income (loss)	$10,952	$7,238	$107,136	$(32,183)
Earnings (loss) per share—basic:
Net income (loss)	$0.17	$0.11	$1.65	$(0.50)
Weighted average common shares outstanding—basic	65,066	64,621	64,969	64,486
Earnings (loss) per share—diluted:
Net income (loss)	$0.08	$0.11	$1.53	$(0.50)
Weighted average common shares outstanding—diluted	68,454	65,096	66,346	64,486

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$10,952	$7,238	$107,136	$(32,183)
Other comprehensive income:
Foreign currency translation adjustment	14,050	(776)	(8,765)	(3,719)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Actuarial gain, net of taxes of $0, $0, $0, and $0, respectively	—	—	—	10,440
Reclassification to net income (loss) - net of expense
Amortization of net loss, net of taxes of $0, $0, $0, and $0, respectively	6,574	8,514	19,722	25,525
Recognized prior service (credits) cost, net of taxes of $0, $0, $0, and $0, respectively	(1,251)	(1,250)	(3,752)	3,134
Total defined benefit pension plans and other postretirement benefits, net of taxes	5,323	7,264	15,970	39,099
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax expense of $0, $0, $0, and $0, respectively	2,374	662	2,110	(2,670)
Reclassification of (loss) gain included in net earnings, net of tax expense of $0, $0, $0, and $0, respectively	(222)	(251)	(1,169)	1,176
Net unrealized gain (loss) on cash flow hedges, net of tax	2,152	411	941	(1,494)
Total other comprehensive income	21,525	6,899	8,146	33,886
Total comprehensive income	$32,477	$14,137	$115,282	$1,703

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2022

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)
Net loss	—	—	—	—	—	(10,342)	(10,342)
Foreign currency translation adjustment	—	—	—	—	(10,382)	—	(10,382)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,323	—	5,323
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(838)	—	(838)
Share-based compensation	471,676	1	1,656	—	—	—	1,657
Repurchase of shares for share-based compensation minimum tax obligation	(172,282)	—	—	(3,442)	—	—	(3,442)
Retirement of treasury shares	—	—	(3,538)	3,538	—	—	—
Employee stock purchase plan	6,605	—	160	—	—	—	160
June 30, 2022	64,920,381	$65	$971,390	$—	$(469,251)	$(1,307,491)	$(805,287)
Net income	—	—	—	—	—	106,526	106,526
Foreign currency translation adjustment	—	—	—	—	(12,433)	—	(12,433)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,324	—	5,324
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(373)	—	(373)
Share-based compensation	51,426	—	3,970	—	—	—	3,970
Repurchase of shares for share-based compensation minimum tax obligation	(4,022)	—	—	(48)	—	—	(48)
Retirement of treasury shares	—	—	—	48	—	—	48
Employee stock purchase plan	12,698	—	170	—	—	—	170
September 30, 2022	64,980,483	$65	$975,530	$—	$(476,733)	$(1,200,965)	$(702,103)
Net income	—	—	—	—	—	10,952	10,952
Foreign currency translation adjustment	—	—	—	—	14,050	—	14,050
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,323	—	5,323
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	2,152	—	2,152
Issuance of warrants on common shares	—	—	(19,500)	—	—	—	(19,500)
Share-based compensation	—	—	890	—	—	—	890
Employee stock purchase plan	14,983	—	173	—	—	—	173
December 31, 2022	64,995,466	$65	$957,093	$—	$(455,208)	$(1,190,013)	$(688,063)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended December 31,
	2022	2021
Operating Activities
Net income (loss)	$107,136	$(32,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,115	40,035
Amortization of acquired contract liability	(1,832)	(3,645)
(Gain) loss on sale of assets and businesses	(103,163)	13,629
Curtailments, settlements, and special termination benefits loss, net	—	20,046
Other amortization included in interest expense	4,857	7,502
Provision for credit losses	495	247
Warrants remeasurement gain	(6,435)	—
Share-based compensation	6,420	7,664
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(8,579)	30,060
Contract assets	(14,667)	(7,538)
Inventories	(39,829)	(5,165)
Prepaid expenses and other current assets	839	3,716
Accounts payable, accrued expenses, and contract liabilities	(63,014)	(201,476)
Accrued pension and other postretirement benefits	(25,647)	(42,195)
Other, net	4,013	(678)
Net cash used in operating activities	(112,291)	(169,981)
Investing Activities
Capital expenditures	(12,274)	(15,817)
(Payments on) proceeds from sale of assets and businesses	(6,160)	220,550
Investment in joint venture	—	(2,101)
Purchase of facility related to divested businesses	—	(21,550)
Net cash (used in) provided by investing activities	(18,434)	181,082
Financing Activities
Proceeds from issuance of long-term debt	35,000	107
Retirement of debt and finance lease obligations	(21,877)	(379,021)
Payment of deferred financing costs	—	(400)
Premium on redemption of First Lien Notes	(1,287)	(9,108)
Repurchase of shares for share-based compensation minimum tax obligation	(3,490)	(3,135)
Net cash provided by (used in) financing activities	8,346	(391,557)
Effect of exchange rate changes on cash	(2,090)	(3,287)
Net change in cash and cash equivalents	(124,469)	(383,743)
Cash and cash equivalents at beginning of period	240,878	589,882
Cash and cash equivalents at end of period	$116,409	$206,139

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended December 31, 2022 and 2021, are not necessarily indicative of results that may be expected for the year ending March 31, 2023. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2022 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2022.

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

For the three months ended December 31, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, operating income, net income, and earnings per diluted share by approximately $1,459, $748, $748, and $0.01, respectively. For the three months ended December 31, 2021, cumulative catch-up adjustments resulting from changes in estimates decreased revenue by approximately ($1,791) and increased operating loss, net loss, and loss per share by approximately ($4,599), ($4,599), and ($0.07), respectively.

For the nine months ended December 31, 2022, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased net sales, operating income, net income, and earnings per diluted share by approximately $13,360, $20,151, $20,151, and $0.30, respectively. For the nine months ended December 31, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue by approximately $5,340, and decreased operating loss, net loss, and loss per share by approximately $13,115, $13,115, and $0.20, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 15% and 17% of total trade accounts receivable as of December 31, 2022 and March 31, 2022, respectively. Trade and other accounts receivable from Daher Aerospace Inc. ("Daher") include receivables that largely correspond with payables associated with transition services and represented approximately 17% as of December 31, 2022. Trade and other accounts receivable from Daher were not significant as of March 31, 2022. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the nine months ended December 31, 2022, were $265,817, or 27% of net sales, of which $137,356 and $128,460 were from Systems & Support and Aerospace Structures, respectively. Sales to Boeing for the nine months ended December 31, 2021, were $376,413, or 35% of net sales, of which $121,057 and $255,357 were from Systems & Support and Aerospace Structures, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Warrants

On December 1, 2022, the Company’s board of directors declared a distribution to holders of the Company’s shares of common stock in the form of warrants to purchase shares of common stock (the “Warrants”). Holders of common stock received three Warrants for every ten shares of common stock held as of December 12, 2022 (the "Record Date") (rounded down for any fractional warrant). The Company issued approximately 19.5 million Warrants on December 19, 2022, to holders of record of common stock as of the close of business on the Record Date. The Warrants trade on the over-the-counter market.

Each Warrant represents the right to purchase initially one share of common stock, subject to certain anti-dilution adjustments (“Warrant Shares Per Warrant”), at an exercise price of $12.35 per Warrant (the “Exercise Price”), subject to certain anti-dilution adjustments (the “Implied Per Share Exercise Price”). Payment for shares of common stock on exercise of Warrants may be in (i) cash or (ii) under certain circumstances, Designated Notes (as defined below). In the event Designated Notes are used to pay for the exercise of the Warrants, accrued interest (in addition to the stated aggregate principal amount) will be forfeited upon exercise, unless exercise occurs after a record date for the payment of interest and before the resulting scheduled payment date (in which case note holders will receive the scheduled interest payment). If all Warrants were exercised and settled as of December 31, 2022, the Company would be required to issue approximately 19.5 million shares (assuming no over-exercise options, as described below, were exercised). The closing price of the Company’s shares of common stock was $10.52 as of December 31, 2022.

“Designated Notes” means, collectively, any of the issued and outstanding notes of the Company as designated or undesignated by the Company from time to time; provided that any designation by the Company of a particular series of notes as “Designated Notes” shall retain such designation for a minimum of 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company also has the right, but not obligation, to remove one or more series of its notes from being “Designated Notes,” but such redesignation shall only be effective 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company initially designated the following notes as “Designated Notes,” each as defined in Note 6: the First Lien Notes, the 2024 Notes, and the 2025 Notes.

Pursuant to the terms of the Warrant Agreement, a holder may elect to pay an additional amount equal to $1.8525 (being 0.15 multiplied by the Exercise Price) in exchange for an additional number of shares of common stock equal to the product of 0.15 and the Warrant Shares Per Warrant applicable to the relevant exercise on the terms specified in the Warrant Agreement. If all Warrants were exercised and each holder were to elect to pay the additional $1.8525 to receive additional shares, the Company would be required to issue an additional approximately 2.9 million shares in settlement of the incremental exercise price received.

The Warrants expire on December 19, 2023, subject to (i) the right of the Company to redeem the Warrants on not less than 20 calendar days’ notice (any such date of redemption, the “Redemption Date” and any such date of notice a “Redemption Notice”) at a price of 1/10 of $0.01 per Warrant and (ii) the automatic acceleration of the Expiration Date following the Price Condition Date, as defined and described below.

Unless the Company has previously issued a Redemption Notice with respect to the Warrants, then following the last day of the first 30 consecutive trading day period to occur in which daily volume weighted average prices of the shares of Common Stock has been at least equal to the then applicable Implied Per Share Exercise Price on each of 20 trading days (whether or not consecutive) (the “Price Condition”), the Expiration Date will automatically accelerate to the date that is the 5th business day following the Price Condition Date; provided that the Company may, at its sole option, elect a later Expiration Date by providing public notice no later than the Price Condition Date. The “Price Condition Date” is the first business day following the last Trading Day of the period in which the Price Condition is met.

Any holder that exercises any Warrants from and after (a) 5:00 p.m. New York city time on the earlier of (x) a Price Condition Date and (y) the date that the Company issues a Redemption Notice until (b) 5:00 p.m. New York City time on, as applicable, (x) the Expiration Date and (y) the business day immediately preceding the Redemption Date (the last day of such period, the “Over-Subscription Deadline”), may, subject to the terms of the Warrant Agreement, elect to subscribe for any or all of the shares of Common Stock issuable pursuant to any outstanding but unexercised Warrants as of the Over-Subscription Deadline (the “Over-Subscription Privilege”). To exercise the Over-Subscription Privilege, a holder must deliver an amount in cash equal to the elected over-subscription shares multiplied by the then applicable Implied Per Share Exercise Price (such amount, the “Elected Over-Subscription Shares Amount”) at the same time as the basic warrant exercise right is exercised. Any excess payments received will be returned, without interest, promptly following the settlement date.

An ownership limitation is in place such that a holder of Warrants is not permitted to exercise Warrants for any shares of common stock if following such exercise the holder will have beneficial ownership of common stock in excess of 4.9% of the then issued and outstanding common stock (excluding shares held by subsidiaries); provided, that a holder of Common Stock in excess of 4.9% of the issued and outstanding common stock as of 5:00 p.m. New York City time on December 1, 2022 will be entitled to exercise Warrants received in the Warrant Distribution, but only to the extent such holder’s receipt of such common stock is

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

permitted by a waiver in effect at such time that constitutes “Prior Approval of the Company” under the Tax Benefit Preservation Plan, dated March 11, 2022, between the Company and Computershare Trust Company, N.A., as rights agent.

The Exercise Price and the number of shares of common stock issuable upon exercise are subject to certain anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, and cash dividends.

The common stock warrants are accounted for as derivative liabilities in accordance with ASC 815-40 and included within accrued liabilities on the accompanying condensed consolidated balance sheets. The Company measured the Warrants at fair value as of the issuance date using a Monte Carlo pricing model, a Level 3 fair value measurement (as described below), due to the level of market activity. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of the Warrants based on implied and historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is based on the Company’s ability to redeem the Warrants, subject to a 20 calendar-day notice period, as well as the automatic acceleration of the Expiration Date following the Price Condition Date. During the three months ended December 31, 2022, due to increased trading volume, the Company began remeasuring outstanding Warrants using the Warrants trading price, a Level 1 fair value measurement (as described below). The Warrants are remeasured at each balance sheet date. Warrants remeasurement adjustments are recognized in warrants remeasurement gain, net on the accompanying condensed consolidated statements of operations.

At distribution, the fair value of the Warrants was $19,500. At December 31, 2022, the fair value of the Warrants was approximately $13,065 and $6,435 of warrants remeasurement gain has been recognized in the three months ended December 31, 2022. No warrants were exercised following the issuance on December 19, 2022, through December 31, 2022.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring the warrants (see above), comparing the carrying value of assets held for sale with the related fair value less cost to sell (see Note 3), when disclosing the fair value of its long-term debt not recorded at fair value (see Note 6), and to its pension and postretirement plan assets (see Note 9).

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, and, in July, received a letter from the DOT confirming that the Company had satisfied the reporting requirements under the AMJP. In the nine months ended December 31, 2022 and 2021, the Company recognized as a reduction in cost of sales approximately $5,300 and $2,700, respectively, the former representing the final balance of the earned grant benefit.

For the nine months ended December 31, 2022, the Company paid $3,838 for income taxes, net of income tax refunds received. For the nine months ended December 31, 2021, the Company paid $3,065 for income taxes, net of income tax refunds received.

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

In the nine months ended December 31, 2022, the Company recognized a gain of approximately $4,500 from working capital settlements related to the fiscal 2022 divestitures described below.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Systems & Support
Satisfied over time	$135,181	$108,343	$383,648	$342,007
Satisfied at a point in time	149,648	127,000	428,632	397,804
Revenue from contracts with customers	284,829	235,343	812,280	739,811
Amortization of acquired contract liabilities	442	938	1,832	3,633
Total revenue	285,271	236,281	814,112	743,444

Aerospace Structures
Satisfied over time	$37,692	$81,511	$155,740	$308,667
Satisfied at a point in time	5,892	1,457	15,987	21,168
Revenue from contracts with customers	43,584	82,968	171,727	329,835
Amortization of acquired contract liabilities	—	—	—	12
Total revenue	43,584	82,968	171,727	329,847
	$328,855	$319,249	$985,839	$1,073,291

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Systems & Support
OEM Commercial	$77,221	$65,585	$232,806	$175,567
OEM Military	60,040	58,844	174,525	$203,383
MRO Commercial	83,301	51,706	230,591	$170,504
MRO Military	52,373	53,014	145,275	$168,789
Non-aviation	11,894	6,194	29,083	21,568
Revenue from contracts with customers	284,829	235,343	812,280	739,811
Amortization of acquired contract liabilities	442	938	1,832	3,633
Total revenue	$285,271	$236,281	$814,112	$743,444

Aerospace Structures
OEM Commercial	$42,992	$79,229	$163,877	$305,383
OEM Military	—	454	—	14,315
MRO Commercial	437	3,017	2,808	8,799
MRO Military	—	—	—	1,052
Non-aviation	155	268	5,042	286
Revenue from contracts with customers	43,584	82,968	171,727	329,835
Amortization of acquired contract liabilities	—	—	—	12
Total revenue	43,584	82,968	171,727	329,847
	$328,855	$319,249	$985,839	$1,073,291

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

on the condensed consolidated balance sheets. For the three and nine months ended December 31, 2022 and 2021, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	December 31, 2022	March 31, 2022	Change
Contract assets	$108,646	$101,893	$6,753
Contract liabilities	(41,139)	(172,862)	131,723
Net contract asset (liability)	$67,507	$(70,969)	$138,476

During the nine months ended December 31, 2022, the Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $13,360. The change in contract assets was not significant in the nine months ended December 31, 2022. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances as well as the extinguishment of approximately $103,803 of customer advance repayment obligations that were assumed by the buyer of the Stuart, Florida, manufacturing operations. For the nine months ended December 31, 2022, the Company recognized $43,823 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of December 31, 2022, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,336,674	$859,518	$445,179	$27,982	$3,995

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31, 2022	March 31, 2022
Raw materials	$52,218	$44,841
Work-in-process, including manufactured and purchased components	302,964	269,368
Finished goods	21,278	19,472
Rotable assets	24,007	28,011
Total inventories	$400,467	$361,692

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	March 31,
	2022	2022
Receivable securitization facility	35,000	—
Finance leases	14,813	16,492
Senior secured first lien notes due 2024	543,831	563,171
Senior secured notes due 2024	525,000	525,000
Senior notes due 2025	500,000	500,000
Less: debt issuance costs	(10,467)	(15,173)
	1,608,177	1,589,490
Less: current portion	3,108	3,268
	$1,605,069	$1,586,222

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Receivables Securitization Program

In connection with the Company's receivables securitization facility (the "Securitization Facility"), the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. Interest rates are based on the Bloomberg Short Term Bank Yield Index ("BSBY"), plus a 2.25% fee on the drawn portion and a fee ranging from 0.45% to 0.50% on the undrawn portion of the Securitization Facility. The drawn fee may be reduced to 2.00% depending on the credit rating of the Company. Collateralized letters of credit incur fees at a rate of 0.125%. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing. The Company has established a letter of credit facility under the Securitization Facility. Under the provisions of the letter of credit facility, the Company may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

As of December 31, 2022, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At December 31, 2022, there were $35,000 in borrowings and $21,295 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in November 2024.

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

The First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the First Lien Notes or file such reports electronically with the SEC. Furthermore, the First Lien Notes Indenture requires that the future net proceeds from certain asset sales will be required to repay the First Lien Notes at a premium of 106.656%, until the aggregate principal amount of Notes outstanding is $350,000 or less, provided that the Company may retain the first $100,000 of such net proceeds (subject to compliance with the asset sale covenants in the Company’s other outstanding indentures) or use it for certain other permitted purposes. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances. Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the Company surpassed the $100,000 threshold of net proceeds from certain asset sales resulting in a required redemption of $112,511 of the outstanding principal balance and a premium of approximately $7,489 in the three months ended June 30, 2021. As a result of the completion of the sale and license of certain legacy product lines of the Company's Staverton, United Kingdom operations, the Company was required to pay an additional required redemption of $24,318 of the outstanding principal balance and a premium of approximately $1,619 in the three months ended December, 31, 2021. In the nine months ended December 31, 2022, the Company sold intellectual property that required redemption of $19,340 of the outstanding principal balance and payment of a premium of approximately $1,287.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

December 31, 2022		March 31, 2022
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,608,177	$1,529,544	$1,589,490	$1,639,248

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the nine months ended December 31, 2022 and 2021, amounted to $89,225 and $110,488, respectively. The interest paid during the nine months ended December 31, 2022 and 2021 included the redemption premiums on the First Lien Notes amounted to $1,287 and $9,108, respectively.

7. EARNINGS PER SHARE

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding warrants and outstanding restricted stock units). As disclosed in Note 2, the warrants permit the tendering of Designated Notes in payment of the exercise price. In computing diluted EPS, the Company applies the if-converted method to the warrants and such warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added back as an adjustment to the numerator. The numerator also is adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the warrants when calculating diluted EPS. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands, except per share amounts)
	2022	2021	2022	2021
Numerator:
Numerator for basic earnings per share:
Net income (loss)	$10,952	$7,238	$107,136	$(32,183)

Effect of Dilutive Securities:
Warrants	(5,730)	—	(5,730)	—

Numerator for diluted earnings per share:
Income available to common stockholders after assumed conversions	$5,222	$7,238	$101,406	$(32,183)

Denominator:
Denominator for basic earnings per share
Weighted average common shares outstanding - basic	65,066	64,621	64,969	64,486

Effect of Dilutive Securities:
Warrants	3,169	—	1,056	—
Restricted stock units	219	475	321	—
Dilutive potential common shares	3,388	475	1,377	—

Denominator for basic earnings per share
Weighted average common shares outstanding - diluted	68,454	65,096	66,346	64,486

Earnings (loss) per share:
Basic earnings per share	$0.17	$0.11	$1.65	$(0.50)
Diluted earnings per share	$0.08	$0.11	$1.53	$(0.50)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1) For the three and nine months ended December 31, 2022 and 2021, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of December 31, 2022 and March 31, 2022, the total amount of unrecognized tax benefits was $11,981 and $11,800, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of December 31, 2022, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2023 and future periods.

The effective income tax rate for the three months ended December 31, 2022, was 3.5% as compared with 13.2% for the three months ended December 31, 2021. The effective income tax rate for the nine months ended December 31, 2022, was 3.5% as compared with (14.6)% for the nine months ended December 31, 2021. For the three and nine months ended December 31, 2022, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of December 31, 2022, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Components of net periodic benefit income:
Service cost	$169	$183	$511	$562
Interest cost	16,290	11,695	48,869	35,207
Expected return on plan assets	(30,326)	(33,361)	(90,973)	(100,188)
Amortization of prior service credits	26	26	77	93
Amortization of net loss	7,725	9,614	23,174	28,803
Curtailment loss	—	—	—	16,024
Settlement loss	—	—	—	3,826
Special termination benefits	—	—	—	196
Net periodic benefit income	$(6,116)	$(11,843)	$(18,342)	$(15,477)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,291 and $6,872 for the three and nine months ended December 31, 2022, respectively, and approximately $2,349 and $7,047 for the three and nine months ended December 31, 2021.

10. STOCKHOLDERS' DEFICIT

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2022 and 2021, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)
Other comprehensive (loss) income before reclassifications	14,050	2,374	—		16,424
Amounts reclassified from AOCI	—	(222)	5,323	(2)	5,101
Net current period OCI	14,050	2,152	5,323		21,525
December 31, 2022	$(56,698)	$671	$(399,181)		$(455,208)

September 30, 2021	$(45,104)	$(890)	$(457,211)		$(503,205)
Other comprehensive income before reclassifications	(776)	662	—		(114)
Amounts reclassified from AOCI	—	(251)	7,264	(2)	7,013
Net current period OCI	(776)	411	7,264		6,899
December 31, 2021	$(45,880)	$(479)	$(449,947)		$(496,306)

March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive (loss) income before reclassifications	(8,765)	2,110	—		(6,655)
Amounts reclassified from AOCI	—	(1,169)	15,970	(2)	14,801
Net current period OCI	(8,765)	941	15,970		8,146
December 31, 2022	$(56,698)	$671	$(399,181)		$(455,208)

March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
Other comprehensive income before reclassifications	(3,719)	(2,670)	10,440		4,051
Amounts reclassified from AOCI	—	1,176	28,659	(2)	29,835
Net current period OCI	(3,719)	(1,494)	39,099		33,886
December 31, 2021	$(45,880)	$(479)	$(449,947)		$(496,306)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$328,855	$—	$285,271	$43,584
Intersegment sales (eliminated in consolidation)	—	(29)	7	22
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	55,684	—	49,971	5,713

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(8,624)	(514)	(7,419)	(691)
Interest expense and other, net	(36,361)
Corporate expenses	(10,851)
Share-based compensation expense	(890)
Loss on sale of assets and businesses	(720)
Amortization of acquired contract liabilities	442
Non-service defined benefit income	8,576
Debt extinguishment loss	(1,441)
Warrant remeasurement gain, net	5,537
Income before income taxes	11,352

Total capital expenditures	$5,107	$81	$4,459	$567
Total assets	$1,597,292	$86,534	$1,382,952	$127,806

	Three Months Ended December 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$319,249	$—	$236,281	$82,968
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	47,043	—	47,450	(407)

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(11,659)	(733)	(7,821)	(3,105)
Interest expense and other, net	(32,319)
Corporate expenses	(5,533)
Share-based compensation expense	(2,592)
Amortization of acquired contract liabilities	938
Non-service defined benefit income	14,400
Debt extinguishment loss	(1,935)
Income before income taxes	8,343

Total capital expenditures	$8,336	$4	$7,984	$348

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended December 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$985,839	$—	$814,112	$171,727
Intersegment sales (eliminated in consolidation)	—	(49)	7	42
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	169,061	—	140,172	28,889

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(27,115)	(1,609)	(22,447)	(3,059)
Interest expense and other, net	(100,726)
Corporate expenses	(41,395)
Share-based compensation expense	(6,420)
Gain on sale of assets and businesses	103,163
Amortization of acquired contract liabilities	1,832
Non-service defined benefit income	25,725
Consideration payable to customer related to divestiture	(17,185)
Debt extinguishment loss	(1,441)
Warrant remeasurement gain, net	5,537
Income before income taxes	111,036

Total capital expenditures	$12,274	$190	$11,046	$1,038

	Nine Months Ended December 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Aerospace Structures
Net sales to external customers	$1,073,291	$—	$743,444	$329,847
Intersegment sales (eliminated in consolidation)	—	(47)	31	16
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	159,327	—	135,345	23,982

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(40,035)	(2,592)	(24,765)	(12,678)
Interest expense and other, net	(105,060)
Corporate expenses	(36,164)
Share-based compensation expense	(7,664)
Loss on sale of assets and businesses	(13,629)
Amortization of acquired contract liabilities	3,645
Non-service defined benefit income	23,127
Debt extinguishment loss	(11,624)
Loss before income taxes	(28,077)

Total capital expenditures	$15,817	$518	$11,741	$3,558

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

During the three months ended December 31, 2022 and 2021, the Company had foreign sales of $77,626 and $73,093, respectively. During the nine months ended December 31, 2022 and 2021, the Company had foreign sales of $221,034 and $231,136, respectively.
12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is involved in disputes; claims; and lawsuits with employees, suppliers, and customers; as well as governmental and regulatory inquiries. Some may involve claims or potential claims of substantial damages, fines, penalties, or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

As the Company completes the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the nine months ended December 31, 2022, the Company withdrew from a multiemployer pension plan for the benefit of certain represented employees as part of its exit of the Spokane, Washington, composites manufacturing operations. Under the terms of the multiemployer pension plan, it is reasonably possible that the Company may trigger a withdrawal liability related to the exit of the related facilities and termination of the affected employees. The amount of this potential liability is determined based on the funded status of the plan as of the last day of the plan year immediately preceding the date of the withdrawal. The funded status of the plan is measured by estimating the value of the plan's assets and liabilities, and these values can change significantly based on market conditions and changes in actuarial assumptions made by the plan sponsor. If a withdrawal liability is triggered, the obligation would likely be satisfied through annual payments over a period of at least ten years.

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

Summary of Significant Financial Results

Significant financial results for the third quarter of the fiscal year ending March 31, 2023, include:

•
Net sales were $328.9 million compared with $319.2 million for the prior year period.
•
Operating income was $35.0 million compared with $28.2 million for the prior year period.
•
Net income was $11.0 million, or $0.08 per diluted common share, compared with a net loss of $7.2 million, or $0.11 per diluted common share, for the prior year period.
•
Backlog as of December 31, 2022, was $1.59 billion of which, we estimate that approximately $1.03 billion will be shipped by December 31, 2023.
•
We used $112.3 million of cash in operating activities for the nine months ended December 31, 2022, as compared with cash used in operations of $170.0 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

As disclosed in Note 2, in November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the nine months ended December 31, 2022 and 2021, we recognized the approximately $5.3 million and $2.7 million, respectively, of the grant benefit as a reduction in cost of sales.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the close of business on December 12, 2022. Each Warrant represents the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants may be in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Assuming that all Warrants distributed are fully exercised for cash, we would receive proceeds of approximately $270.0 million in the aggregate, net of transaction costs. We intend to use any cash proceeds for general corporate purpose, which may include the repayment of debt. Any Designated Notes received upon exercise of a Warrant are expected to be retired and cancelled by the Company. If holders exercise Warrants through the surrender of Designated Notes, the amount of the Company's outstanding debt will be reduced. Following the issuance on December 19, 2022 through December 31, 2022, no Warrants have been exercised.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Approximately 5% of our revenue in the nine months ended December 31, 2022, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

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

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net loss before interest, income taxes, amortization of acquired contract liabilities, legal settlements, gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit, including the effects of curtailments, settlements, and other early retirement incentives. We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

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

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 25 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our net income has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

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
•
Warrants remeasurement gains or losses and warrant-related transaction costs may be useful for investors to consider because they reflect the mark-to-market changes in the fair value of our warrants and the costs associated with warrants issuance or settlement. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss) (U.S. GAAP measure)	$10,952	$7,238	$107,136	$(32,183)
Income tax expense	400	1,105	3,900	4,106
Interest expense and other	36,361	32,319	100,726	105,060
Debt extinguishment loss	1,441	1,935	1,441	11,624
Warrant remeasurement gain, net	(5,537)	—	(5,537)	—
Pension settlements, curtailments, and other pension related charges	—	—	—	20,046
Consideration Payable to customer related to divestiture	—	—	17,185	—
Loss (gain) on sale of assets and businesses, net	720	—	(103,163)	13,629
Share-based compensation	890	2,592	6,420	7,664
Amortization of acquired contract liabilities	(442)	(938)	(1,832)	(3,645)
Depreciation and amortization	8,624	11,659	27,115	40,035
Adjusted EBITDA (non-GAAP measure)	$53,409	$55,910	$153,391	$166,336
Non-service defined benefit income (excluding settlements)	(8,576)	(14,400)	(25,725)	(43,173)
Adjusted EBITDAP (non-GAAP measure)	$44,833	$41,510	$127,666	$123,163

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$35,041	$42,994	$5,022	$(12,975)
Loss on sale of assets and businesses	720	—	—	720
Share-based compensation	890	—	—	890
Amortization of acquired contract liabilities	(442)	(442)	—	—
Depreciation and amortization	8,624	7,419	691	514
Adjusted EBITDAP	$44,833	$49,971	$5,713	$(10,851)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended December 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$28,197	$40,567	$(3,512)	$(8,858)
Share-based compensation	2,592	—	—	2,592
Amortization of acquired contract liabilities	(938)	(938)	—	—
Depreciation and amortization	11,659	7,821	3,105	733
Adjusted EBITDAP	$41,510	$47,450	$(407)	$(5,533)

	Nine Months Ended December 31, 2022
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income	$181,941	$119,557	$8,645	$53,739
Gain on sale of assets and businesses	(103,163)	—	—	(103,163)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	6,420	—	—	6,420
Amortization of acquired contract liabilities	(1,832)	(1,832)	—	—
Depreciation and amortization	27,115	22,447	3,059	1,609
Adjusted EBITDAP	$127,666	$140,172	$28,889	$(41,395)

	Nine Months Ended December 31, 2021
	Total	Systems & Support	Aerospace Structures	Corporate/ Eliminations
Operating income (loss)	$65,480	$114,213	$11,316	$(60,049)
Loss on sale of assets and businesses	13,629	—	—	13,629
Share-based compensation	7,664	—	—	7,664
Amortization of acquired contract liabilities	(3,645)	(3,633)	(12)	—
Depreciation and amortization	40,035	24,765	12,678	2,592
Adjusted EBITDAP	$123,163	$135,345	$23,982	$(36,164)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended December 31, 2022, compared with three months ended December 31, 2021

	Three Months Ended December 31,
	2022	2021
	(in thousands)
Net sales	$328,855	$319,249
Segment operating income	$48,016	$37,055
Corporate expense	(12,975)	(8,858)
Total operating income	35,041	28,197
Non-service defined benefit income	(8,576)	(14,400)
Interest expense and other	36,361	32,319
Debt extinguishment loss	1,441	1,935
Warrant remeasurement gain, net	(5,537)	—
Income tax expense	400	1,105
Net loss	$10,952	$7,238

Net Sales

Organic sales adjusted for intersegment sales increased $55.5 million, or 20.7%, offset by declines from the divestiture of our Stuart manufacturing operations and Staverton, United Kingdom divestiture of $49.3 million. Changes in sales on sunsetting programs (i.e., 747-8 and G280) were not significant. Organic sales increased primarily as a result of the continued pandemic recovery driving volume for both commercial OEM and aftermarket sales, and increased sales on the V-22 military rotorcraft due

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

to timing. Total nonrecurring revenues for the three months ended December 31, 2022, were $7.1 million, as compared with $4.5 million in total nonrecurring revenues for the three months ended December 31, 2021.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased $51.7 million, or 27.8%, offset by declines from the divestiture of our Stuart manufacturing operations and Staverton, United Kingdom divestiture of $49.5 million. Changes in cost of sales on sunsetting programs was not significant. Organic cost of sales increased primarily due to the increased volumes described above, approximately $5.7 million in prior period reductions in acquired contract reserves, and approximately $2.7 million in prior period grant benefits under the AMJP agreement with the DOT the benefits of which, as of September 30, 2022, had been fully earned and recognized. Organic gross margin for the three months ended December 31, 2022, was 26.4% compared with 30.5% for the three months ended December 31, 2021. The organic gross margin for the three months ended December 31, 2022 decreased due to the change in the mix of sales, including a licensing transaction in the prior period, and the prior period reductions in acquired contract reserves.

Cumulative catch-up adjustments for the three months ended December 31, 2022, did not have a significant impact on gross margin. Gross margins for the three months ended December 31, 2021, included net unfavorable cumulative catch-up adjustments of $4.6 million.

Segment Operating Income

Organic segment operating income increased by $11.4 million, or 34.3%, primarily due to the increased gross profit and margins described above, as well as decreased administrative human capital related costs of approximately $2.1 million and decreased restructuring of approximately $4.1 million related to a facility closure in the prior year. Changes in operating income from divestitures and sunsetting programs was not significant.

Corporate Expense

Corporate expenses increased primarily as a result of the timing of due diligence costs of approximately $2.7 million.

Interest Expense and Other

Interest expense and other increased due to increased foreign exchange losses, partially offset by lower interest on lower relative debt levels as a result of prior year redemptions.

Non-service Defined Benefit Income

Non-service defined benefit income decreased primarily due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the three months ended December 31, 2022, was 3.5% compared with 13.2% for the three months ended December 31, 2021. For the three months ended December 31, 2022, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended December 31, 2022, compared with three months ended December 31, 2021

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended December 31,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$285,278	$236,281	20.7%	86.7%	74.0%
Aerospace Structures	43,606	82,968	(47.4)%	13.3%	26.0%
Elimination of inter-segment sales	(29)	—	—	(0.0)%	—
Total net sales	$328,855	$319,249	3.0%	100.0%	100.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$42,994	$40,567	6.0%	15.1%	17.2%
Aerospace Structures	5,022	(3,512)	243.0%	11.5%	(4.2)%
Corporate	(12,975)	(8,858)	(46.5)%	n/a	n/a
Total segment operating income (loss)	$35,041	$28,197	24.3%	10.7%	8.8%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$49,971	$47,450	5.3%	17.5%	20.2%
Aerospace Structures	5,713	(407)	1503.7%	13.1%	(0.5)%
Corporate	(10,851)	(5,533)	(96.1)%	n/a	n/a
	$44,833	$41,510	8.0%	13.7%	13.0%

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $49.0 million, or 20.7%, primarily as a result of the continued pandemic recovery driving volume for both commercial OEM and aftermarket sales, and increased sales on the V-22 military rotorcraft due to timing. Nonrecurring revenues for the three months ended December 31, 2022, were not significant, as compared with $4.0 million in total nonrecurring revenues for the three months ended December 31, 2021.

Cost of Sales and Gross Margin

Cost of sales adjusted for intersegment sales increased by $47.9 million, or 30.3% primarily due to the increased volumes described above as well as approximately $5.7 million in prior period reductions in acquired contract reserves, and approximately $2.7 million in prior period grant benefits under the AMJP agreement with the DOT the benefits of which, as of September 30, 2022, had been fully earned and recognized. Gross margin for the three months ended December 31, 2022, was 27.9% compared with 33.2% for the three months ended December 31, 2021. Organic gross margin decreased as a result of changes in sales mix, including a licensing transaction in the prior period, and the prior period reductions in acquired contract reserves.

Operating Income and Adjusted EBITDAP

Operating income increased by $2.4 million, or 6.0% primarily due to the increased gross profit described above, as well as decreased administrative human capital related costs of $2.3 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income and Adjusted EBITDAP as a percentage of segment sales both decreased due to the factors described above.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $6.5 million, or 20.9%, offset by declines from the divestiture of our Stuart manufacturing operations of $49.3 million. Changes in sales on sunsetting programs (i.e., 747-8 and G280) were not significant. Organic net sales increased primarily due to increased OEM volume on the 737. Nonrecurring revenues for the three months ended December 31, 2022, were $7.1 million, as compared with $0.5 million in total nonrecurring revenues for the three months ended December 31, 2021.

Cost of Sales and Gross Margin

Organic cost of sales increased by $3.9 million, or 13.9%, offset by declines from the divestiture of our Stuart manufacturing operations of $49.5 million. Changes in sales on sunsetting programs (i.e., 747-8 and G280) were not significant. Organic gross margin for the three months ended December 31, 2022, was 15.5% compared with 10.3% for the three months ended December 31, 2021, increasing primarily due to the increased volumes above, and a reduction in losses from our Spokane, Washington, manufacturing operations the exit of which is nearing completion in the current period. Cumulative catch-up adjustments for the three months ended December 31, 2022, did not have a significant impact on gross margin. The net unfavorable cumulative catch-up adjustment for the three months ended December 31, 2021, was $4.9 million.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $9.0 million, or 124.3%, primarily due to the organic gross margin improvements noted above, as well as decreased restructuring costs of $4.1 million. The increase in Adjusted EBITDAP is primarily due to increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income and Adjusted EBITDAP as a percentage of segment sales increased due to the increased gross margins described above.

Nine months ended December 31, 2022, compared with nine months ended December 31, 2021

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Net sales	$985,839	$1,073,291
Segment operating income	$128,202	$125,529
Corporate income (expense)	53,739	(60,049)
Total operating income	181,941	65,480
Non-service defined benefit income	(25,725)	(23,127)
Interest expense and other	100,726	105,060
Debt extinguishment loss	1,441	11,624
Warrant remeasurement gain, net	(5,537)	—
Income tax expense	3,900	4,106
Net loss	$107,136	$(32,183)

Net Sales

Organic sales adjusted for intersegment sales increased $107.8 million, or 13.1%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, along with sales decreases from recent divestitures of $157.0 million, and sunsetting programs (i.e., 747-8 and G280) of $21.0 million. Organic sales increased primarily due to increased production rates on commercial OEM, primarily narrow body platforms; commercial repair and overhaul services; and an intellectual property transaction. Net sales for the nine months ended December 31, 2022, included $28.5 million in total nonrecurring revenues, as compared with $21.1 million in total nonrecurring revenues for the nine months ended December 31, 2021.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased $80.3 million, or 13.6%, offset by declines from the cost of sales of recent divestitures of $125.6 million and sunsetting programs of $22.4 million. Organic cost of sales increased primarily due to the increased sales volume noted above as well as approximately $24.9 million in prior period reductions in acquired contract reserves. These increases were partially offset by the increased recognition of grant benefits under the AMJP agreement with the DOT of approximately $2.6 million and prior period increases in inventory reserves. Organic gross margin for the nine months ended December 31, 2022, was 28.4% compared with 28.7% for the nine months ended December 31, 2021, down primarily due to changes in sales mix and prior period acquired contract reserve adjustments, partially offset by the margin benefits from the AMJP grant, current period sale of intellectual property, and a reduction in losses from our Spokane, Washington, manufacturing operations.

Gross margin for the nine months ended December 31, 2022, included net favorable cumulative catch-up adjustments on long-term contracts of $20.2 million. The favorable cumulative catch-up adjustments to operating income included gross favorable adjustments of $25.0 million and gross unfavorable adjustments of $4.9 million. Gross margins for the nine months ended December 31, 2021, included net favorable cumulative catch-up adjustments of $13.1 million.

Segment Operating Income

Organic segment operating income increased by $41.7 million, or 48.1%, due to the organic gross margin improvements described above, as well as decreased restructuring of approximately $9.3 million related to a facility closure, administrative human capital related costs of approximately $6.6 million partially offset by increased travel expense of approximately $1.1 million. This increased organic segment operating income was offset by approximately $21.8 million in decreases from divestitures and sunsetting programs and $17.2 million from the consideration payable to a customer.

Corporate Income (Expense)

The corporate income (expenses) increased primarily due to change in gain/loss on sale of assets and businesses of $116.8 million.

Interest Expense and Other

Interest expense and other decreased due to lower relative debt levels as a result of prior period redemptions, partially offset by increased foreign exchange losses.

Non-service Defined Benefit Income

Non-service defined benefit income increased primarily due the prior period recognition of curtailment and settlement losses of approximately $20.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures and the settlement of the fully-funded pension obligation it had retained subsequent to its fiscal year 2019 divestiture of Triumph Geared Solutions - Toronto, partially offset by decreases due to changes in actuarial assumptions and experience.

Income Taxes

The effective income tax rate for the nine months ended December 31, 2022, was 3.5% compared with (14.6)% for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, the effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Nine months ended December 31, 2022, compared with nine months ended December 31, 2021

	Nine Months Ended December 31,		% Change	% of Total Sales
	2022	2021		2022	2021
	(in thousands)
NET SALES
Systems & Support	$814,119	$743,475	9.5%	82.6%	69.3%
Aerospace Structures	171,769	329,863	(47.9)%	17.4%	30.7%
Elimination of inter-segment sales	(49)	(47)	(4.3)%	—	—
Total net sales	$985,839	$1,073,291	(8.2)%	100.0%	100.0%

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$119,557	$114,213	4.7%	14.7%	15.4%
Aerospace Structures	8,645	11,316	(23.6)%	5.0%	3.4%
Corporate	53,739	(60,049)	189.5%	n/a	n/a
Total segment operating income (loss)	$181,941	$65,480	177.9%	18.5%	6.1%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2022	2021		2022	2021
	(in thousands)
Adjusted EBITDAP
Systems & Support	$140,172	$135,345	3.6%	17.3%	18.3%
Aerospace Structures	28,889	23,982	20.5%	16.8%	7.3%
Corporate	(41,395)	(36,164)	(14.5)%	n/a	n/a
	$127,666	$123,163	3.7%	13.0%	11.5%

Systems & Support:

Net Sales

Organic net sales adjusted for intersegment sales increased by $82.4 million, or 11.3%, partially offset by declines from the Staverton, United Kingdom, divestiture of $11.7 million. Organic sales increased primarily as a result of the continued pandemic recovery driving volume for both commercial OEM and aftermarket sales, increased sales on the V-22 military rotorcraft due to timing, and approximately $15.9 million recognized as a result of a nonrecurring intellectual property transaction partially offset by decreased volume on other military rotorcraft programs and approximately $4.0 million as a result of a prior period nonrecurring intellectual property transaction.

Cost of Sales and Gross Margin

Organic cost of sales adjusted for intersegment sales increased by $75.8 million, or 15.2%, partially offset by declines from the Staverton, United Kingdom, divestiture of $10.7 million. Organic cost of sales increased primarily due to the increase sales volume noted above as well as approximately $24.9 million in prior period reductions in acquired contract reserves. These increases were partially offset by the increase in recognition of grant benefits under the AMJP agreement with the DOT of approximately $2.6 million and prior period increases in inventory reserves. Organic gross margin for the nine months ended December 31, 2022, was 29.5% compared with 32.0% for the nine months ended December 31, 2021. Organic gross margin decreased primarily as a result of changes in sales mix and the prior period acquired contract reserve reductions, partially offset by the increase in recognition of grant benefits under the AMJP agreement, as well as increased margin benefits on the current year intellectual property sale.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $4.8 million, or 4.2%. The Staverton, United Kingdom, divestiture did not have a significant impact on operating income. Organic operating income increased primarily due to the increased gross profit described above as well as approximately $3.8 million in decreased administrative human capital related costs. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both decreased due to the factors described above.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Aerospace Structures:

Net Sales

Organic net sales increased by $25.4 million, or 27.0%, offset by declines from approximately $17.2 million in consideration payable to a customer recognized in the three months ended June 30, 2022, related to the divestiture of our Stuart manufacturing operations, along with the sales decreases from recent divestitures of $145.3 million and sunsetting programs (i.e., 747-8 and G280) of $21.0 million. Organic net sales increased primarily due to increased OEM volume on the 737 partially offset by decreased volume on certain commercial widebody programs. Net sales for the nine months ended December 31, 2022 included $12.6 million in nonrecurring revenue compared to $17.1 million in nonrecurring revenue for the nine months ended December 31, 2021.

Cost of Sales and Gross Margin

Organic cost of sales increased by $4.5 million, or 5.0%, offset by declines from the costs of sales of recent divestitures of $114.9 million and sunsetting programs of $22.4 million. The increase in organic cost of sales is due to increase in sales volume described above. Organic gross margin for the nine months ended December 31, 2022, was 20.3% compared with 3.6% for the nine months ended December 31, 2021, primarily from a reduction in losses from our Spokane, Washington, manufacturing operations. The gross margin included net favorable cumulative catch-up adjustments of $19.2 million. The net favorable cumulative catch-up adjustments included gross favorable adjustments of $24.0 million and gross unfavorable adjustments of $4.8 million. The net favorable cumulative catch-up adjustment for the nine months ended December 31, 2021, was $12.9 million.

Operating Income and Adjusted EBITDAP

Organic operating loss decreased by $36.8 million, or 131.3%, primarily due to the increased gross margins, decreased restructuring costs of $9.3 million related to closure of a facility and decreased administrative human capital related costs of $2.8 million. The decreased organic operating loss was offset by decreased operating income from divestitures and sunsetting programs by approximately $22.3 million and $17.2 million from the consideration payable to a customer. The increase in Adjusted EBITDAP year over year is driven by the same factors that affected operating income except for the current year reduction in revenue from consideration payable to a customer, as well as approximately $9.6 million in reduced depreciation expense. Both of these factors affected operating income but are excluded from Adjusted EBITDAP.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of segment sales decreased primarily from the reduction in revenue from consideration payable to a customer. The increase in Adjusted EBITDAP margin is driven by the same factors except for the reduction in revenue from consideration payable to a customer and the decreased depreciation expense, which are excluded from Adjusted EBITDAP.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the nine months ended December 31, 2022, we had a net cash outflow of $112.3 million from operating activities compared with a net cash outflow of $170.0 million for the nine months ended December 31, 2021, an improvement of $57.7 million, driven in large part by the resolution of long standing customer advances, which were transferred in the sale of our Stuart manufacturing operations and subsequently settled by the buyer in July 2022. Cash flows were primarily driven by timing of payables as well as increases in inventory as a result of anticipated increasing demand and certain supply chain constraints that we expect will largely recover over the fourth quarter of fiscal 2023. Cash flows from operations improved in the third fiscal quarter, and we expect continued improvement in the remainder of fiscal 2023. Interest payments were approximately $89.2 million for the nine months ended December 31, 2022, as compared with $110.5 million for the nine months ended December 31, 2021. The decrease in interest payments is primarily the result of decreased interest expense described above as well as the timing of the final interest payments on the Company's 5.250% Senior Notes due June 1, 2022, which were fully redeemed in the first quarter of fiscal 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provided for, among other things, deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021, and the remaining 50% due December 31, 2022. Of the approximately $17.8 million of these deferred payments, we paid approximately $8.9 million in December 2021 and the remaining $8.9 million was repaid in December 2022 in accordance with the provisions of the CARES Act described above. These amounts are fully settled as of December 31, 2022.

As disclosed in Note 2, in November 2021 the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

June 30, 2022; compared to $10.6 million received in the nine months ended December 31, 2021. These cash receipts are classified within cash from operations. Refer to Note 2 for further discussion.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended December 31, 2022, increased $199.5 million from the nine months ended December 31, 2021. Cash flows used in investing activities for the nine months ended December 31, 2022, included payments related to the sales of assets and businesses of $6.2 million as a result of the Stuart manufacturing operations and settlement of working capital true-ups on prior divestitures, as described in Note 3. We also used approximately $12.3 million for capital expenditures. Cash flows provided by investing activities for the nine months ended December 31, 2021, included cash from the sale of assets and businesses of $220.6 million with additional investing outflows from capital expenditures of $15.8 million and the purchase of a facility in Rayong, Thailand that was included in the related divestiture transaction. We currently expect full year capital expenditures in fiscal 2023 to be in the range of $25.0 million, of which approximately $22.0 million pertains to our core Systems & Support operating segment. The majority of our fiscal 2023 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows provided by financing activities for the nine months ended December 31, 2022, were $8.3 million, compared with cash flows used in financing activities for the nine months ended December 31, 2021, of $391.6 million, the latter being principally related to debt redemption. Current period financing cash flows pertain primarily to a draw on our securitization facility of $35.0 million, redemption of approximately $19.3 million of the First Lien Notes, borrowings and payments under finance leases, and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of December 31, 2022, we had $116.4 million of cash on hand and $10.9 million was available under our Securitization Facility after giving effect to approximately $21.3 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

As disclosed in Note 12, the exit of our composites manufacturing operations in Spokane, Washington may trigger a multiemployer pension plan withdrawal obligation that, if incurred, would likely be satisfied through annual payments over a period of at least ten years.

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

Parent and Guarantor Summarized Financial Information	December 31,	March 31,
Summarized Balance Sheet	2022	2022
	in thousands
Assets
Due from non-guarantor subsidiaries	$8,292	$1,034
Current assets	573,725	705,662
Noncurrent assets	644,961	661,160
Noncurrent receivable from non-guarantor subsidiaries	55,748	92,865

Liabilities
Due to non-guarantor subsidiaries	26,690	15,079
Current liabilities	332,898	562,731
Noncurrent liabilities	1,872,383	1,938,864

		Nine Months Ended
Summarized Statement of Operations		December 31, 2022
		in thousands
Net sales to non-guarantor subsidiaries		$1,718
Net sales to unrelated parties		898,814
Gross profit		235,802
Income from continuing operations before income taxes		101,496
Net income		100,506

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

As of December 31, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under existing programs
October 1, 2022 - October 31, 2022	—	$—	—	2,277,789
November 1, 2022 - November 30, 2022	—	—	—	2,277,789
December 1, 2022 - December 30, 2022	—	—	—	2,277,789
Total	—	$—	—

(1) Represents shares surrendered to the Company due to restricted share forfeitures or to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2) Excludes shares acquired at no cost as a result of restricted share forfeitures.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 10.1

Warrant Agreement, dated as of December 19, 2022, between the Company, Computershare Inc., a Delaware corporation, and its affiliate Computershare Trust Company, N.A., as Warrant Agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2022)

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
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and nine months ended December 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	February 1, 2023
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	February 1, 2023
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	February 1, 2023
Kai W. Kasiguran