Form 10-K
period 2023-03-31
TRIUMPH GROUP INC
filed 2023-05-24
CIK 1021162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-12235

Triumph Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0347963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 E Lancaster Avenue, Suite 400, Radnor, Pennsylvania 19087

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2022, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $549 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2022. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 10, 2023, was 65,446,759.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2023 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "plan," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the general economic conditions affecting our business segments; the severe disruptions to the economy, the financial markets, and the markets in which we compete; dependence of certain of our businesses on certain key customers; and the risk that we will not realize all of the anticipated benefits from efforts to optimize our asset base, as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

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

Products and Services

We offer a variety of products and services to the aerospace industry through two operating segments: (i) Triumph Systems & Support, whose companies design, develop, and support proprietary components, subsystems, and systems; produce complex assemblies using external designs; and provide full life cycle solutions for commercial, regional, and military aircraft and (ii) Triumph Interiors (formerly Aerospace Structures), whose companies, subsequent to the strategic divestitures described in Note 3 to the consolidated financial statements disclosed below, supply commercial, and regional manufacturers with aircraft interior systems, including air ducting and thermal acoustic insulation systems. We renamed this operating segment Interiors to better represent the nature of its product and service offerings subsequent to the strategic divestitures. Other than the strategic divestitures, no other change in the composition of this operating segment has occurred.

Systems & Support’s capabilities include hydraulic, mechanical, and electromechanical actuation; power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive thermal solutions technology; fuel pumps, fuel metering units, and full authority digital electronic control fuel systems; hydromechanical and electromechanical primary and secondary flight controls; and a broad spectrum of surface treatment options.

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
Vibration absorbers

Extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul ("MRO") supply chain. Through its ground support equipment maintenance, component MRO, and postproduction supply chain activities, Systems & Support is positioned to provide integrated repair solutions globally. Capabilities include metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel, and mechanical accessories. Companies in Systems & Support repair and overhaul various components for the aviation industry, including:

Air cycle machines	Blades and vanes
APUs	Cabin panes, shades, light lenses and other components
Constant speed drives	Combustors
Engine and airframe accessories	Stators
Flight control surfaces	Transition ducts
Integrated drive generators	Sidewalls
Nacelles	Light assemblies
Remote sensors	Overhead bins
Thrust reversers	Fuel bladder cells

Interiors (formerly Aerospace Structures) products include thermo-acoustic insulation systems, environmental control system ducting, and other aircraft interior components.

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

Triumph also maintains two account executives, for Boeing and Airbus, who coordinate corporate selling activities at these two key customers. Additionally, Triumph has established multiple Customer Focus Teams ("CFT"), which are cross functional teams focused on Triumph’s activities, performance, growth plans and coordination with large customers.

Our account executives, business development teams, and CFTs operate as the front end of the selling process, establishing or maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. We meet our customers’ needs by designing systems that integrate the capabilities of our companies.

A significant portion of our government and defense contracts are awarded on a competitive bidding basis. We generally do not bid or act as the primary contractor but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed price, negotiated contract, or purchase order basis.

When subcontracting, there is a risk of nonperformance by our subcontractors, which could lead to disputes regarding quality, cost or impacts to production schedules. Additionally, economic environment changes, natural disasters, trade sanctions, tariffs, budgetary constraints, earthquakes, fires, extreme weather conditions, or pandemics, affecting the prime contractor and our subcontractors may adversely affect their ability to meet or support our performance requirements, or may constrain our supply chain.

Backlog

We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. In tracking and reporting our backlog, however, we only include amounts for which we have actual purchase orders with firm delivery dates or contract requirements within the next 24 months, which primarily relate to sales to our OEM customer base. Purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. The backlog information set forth below does not include the sales that we expect to generate from long-term agreements for which we do not have actual purchase orders with firm delivery dates.

As of March 31, 2023, we had outstanding purchase orders representing an aggregate invoice price of approximately$1.58 billion, of which $1.32 billion and $0.26 billion related to Systems & Support and Interiors (formerly Aerospace Structures), respectively. As of March 31, 2022, we had outstanding purchase orders representing an aggregate invoice price of approximately $1.42 billion, of which $1.17 billion and $0.25 billion related to Systems & Support and Interiors (formerly Aerospace Structures), respectively. Of the existing backlog of $1.58 billion, we estimate approximately $0.99 billion will be shipped by March 31, 2024. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on our backlog.

Dependence on Significant Customers

As disclosed below in Note 18 to the consolidated financial statements, a significant portion of our net sales are to the Boeing Company (“Boeing”). Refer to Note 18 for specific disclosure of the concentration of net sales and accounts receivable to these customers. A significant reduction in sales to Boeing may have a material adverse impact on our financial position, results of operations, and cash flows.

Competition

We compete primarily with Tier 1 and Tier 2 systems suppliers and component manufacturers, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft, systems components, and subassemblies.

Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have and, as a result, may be in a better position to handle the current environment: OEMs, major commercial airlines, government support depots, and other independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business of other users of aircraft components.

Participants in the aerospace industry compete primarily on the basis of breadth of technical capabilities, quality, delivery performance, capacity, and price.

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

There have not been, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change; from the known physical effects of climate change; or as a result of supporting our environmental, social, and governance ("ESG") initiatives. Increased regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

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

Diversity and Workforce Demographics

We value the diversity of our workforce and believe that the best innovation and business results are achieved when teams are populated with individuals from a diverse set of backgrounds, cultures, genders, and experiences. We have a Diversity & Inclusion Steering Committee (“DISC”) committed to creating an environment in which all employees feel valued, included, and empowered to share their unique experiences, perspectives, and viewpoints. We believe this is critical to the success of our business and the delivery of world class manufacturing, engineering, and aerospace services. We track the diversity of our leadership and workforce and review our progress toward our diversity objectives with the Company’s Board of Directors on a periodic basis. Across our total employee population and based on employees who self-identify, as of March 31, 2023, approximately 28% of our global workforce are female. Of our employees based in the United States, who have self-identified, approximately 20% are multicultural and 10% are veterans.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 445 full-time employees. Currently, approximately 9% of our 4,937 permanent employees are represented by labor unions and approximately 21% of net sales are derived from the facilities at which at least some employees are unionized. Of the 445 employees represented by unions, no employees are working under contracts that have expired.

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

Talent Acquisition, Retention, and Development

Hiring, developing, and retaining talented employees, particularly in highly technical areas, is an integral part of our human capital management. In addition to our focus on recruitment, we monitor attrition rates, including with respect to top talent. We believe that the commitment and connection of employees to their workplace, what we refer to as employee engagement, is a critical component of retention of top talent. We periodically conduct surveys of our workforce designed to gauge “employee engagement”. Our Employee Engagement Team monitors the responses to these surveys in our pursuit of continuously improving our employee engagement metrics. We also continue to invest in technology that supports the effectiveness, efficiency, and engagement of our employees, including advancement with our human resources information systems, communication tools and processes. These investments were particularly valuable as we navigated the challenges presented by the global COVID-19 pandemic.

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

	Calendar year ended
Safety Metric	2022	2021	2020
TRIR	1.2	1.8	1.9
DART	0.5	1.0	1.3
TRIR = total number of recordable cases x 200,000 / total hours worked
DART = number of cases with days away from work x 200,000 / total hours worked by all employees

Community Service and Philanthropy

Since 2011, we have demonstrated a deep dedication to corporate citizenship through our Wings community outreach program. Through Wings, based on the needs of their communities, our employees around the world create and implement service projects by partnering with local nonprofit organizations and engage in meaningful volunteer projects that directly benefit local charities committed to serving the needs of others. The Company enjoys partnering in local communities, and team-based volunteer events help bring our employees together as one team serving its communities. We provide our employees up to 8 hours paid vacation so that they may volunteer with charitable or community-enrichment organizations.

In 2008, the Triumph Group Charitable Foundation was formed and funded. In fiscal year of 2023, the Triumph Group Charitable Foundation allocated approximately $0.4 million to approximately 100 recipient organizations. These organizations were principally nominated by our employees. The Triumph Group Charitable Foundation makes contributions to organizations that are focused on improving our communities; supporting veterans and military families; and advancing education, particularly in the areas of science, technology, engineering, and mathematics (“STEM”).

Executive Officers

Our current executive officers are:

Name	Age	Position
Daniel J. Crowley	60	Chairman, President and Chief Executive Officer
James F. McCabe, Jr.	60	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	51	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas A. Quigley, III	46	Vice President, Investor Relations, Mergers & Acquisitions and Treasurer
Kai W. Kasiguran	37	Vice President, Controller

Daniel J. Crowley was appointed President and Chief Executive Officer and a director of the Company on January 4, 2016. He was elected Chair of the Board of Directors of the Company on November 17, 2020. Mr. Crowley was elected as an independent director to Knowles Corporation’s Board of Directors on July 26, 2022. Previously, Mr. Crowley served as a corporate vice president and President of Integrated Defense Systems at Raytheon Company from 2013 until 2015, and as President of Network Centric Systems at Raytheon Company from 2010 until 2013. Prior to joining Raytheon Company, Mr. Crowley served as Chief Operating Officer of Lockheed Martin Aeronautics after holding a series of increasingly responsible assignments across its space, electronics, and aeronautics sectors.

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

Thomas A. Quigley, III has been our Vice President, Investor Relations, Mergers & Acquisitions and Treasurer since September 2022. From December 2019 to September 2022, Mr. Quigley served as our Vice President, Investor Relations and Controller. From November 2012 to December 2019, Mr. Quigley served as our Vice President and Controller, and served as the Company's principal accounting officer. Mr. Quigley previously served as the Company's SEC Reporting Manager from 2009 to 2012. From 2002 until joining Triumph in 2009, Mr. Quigley held various roles within the audit practice of KPMG LLP, including Senior Audit Manager.

Kai W. Kasiguran was appointed our Vice President, Controller and Principal Accounting Officer in September 2022. Mr. Kasiguran previously served in a variety of roles at the Company from 2018 to 2022, most recently as the Company’s Assistant Controller, Corporate. From 2011 until joining the Company in 2018, Mr. Kasiguran held various roles within the audit practice of Ernst & Young, LLP, including Senior Audit Manager.

Recent Developments

On March 14, 2023, we completed the offering of $1.2 billion aggregate principal amount of 9.000% Senior Secured 2028 First Lien Notes First Lien Notes due 2028 (the “2028 First Lien Notes”). The 2028 First Lien Notes were issued pursuant to an indenture dated as of March 14, 2023 (the “2028 Notes Indenture”) among us, the Guarantor Subsidiaries (as defined below) and U.S. Bank Trust Company, National Association, as trustee. The 2028 First Lien Notes mature on March 15, 2028. The 2028 First Lien Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act.

We used $1,181.6 million of the net proceeds of the offering to (i) redeem in full all of our existing 8.875% Senior Secured First Lien Notes due 2024 (the “2024 First Lien Notes”), (ii) to acquire a portion of our existing 6.250% Senior Secured Notes due 2024 (the “2024 Second Lien Notes”) that we had offered to purchase as part of a tender offer announced on February 27, 2023, (the “Tender Offer”), and (iii) to redeem the balance of the 2024 Second Lien Notes that were not tendered in the Tender Offer, (iv) to pay off existing borrowings, without a reduction in commitment, under its receivables securitization facility (the “Securitization

Facility”) and (v) increase the Company’s available cash for general corporate purposes. Refer to Note 10 for further disclosure related to our long-term debt.

On December 19, 2022, we issued approximately 19.5 million Warrants (as defined in Note 2) to holders of record of common stock as of the close of business on December 12, 2022. Following the issuance on December 19, 2022, through March 31, 2023, approximately 0.4 million Warrants have been exercised. Refer to Note 2 for further disclosure related to the Warrants.

On July 1, 2022, we completed the divestiture of our manufacturing operations located in Stuart, Florida, in July 2022. Refer to Note 3 for further disclosure related this divestiture.

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

A substantial percentage of our gross profit and operating results derive from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aircraft components, accessories, subassemblies, and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry such as disruption in the supply chain or high inflation may have an adverse impact on our results of operations and liquidity. We have credit exposure to a number of commercial airlines, some of which have encountered severe financial difficulties and requested federal assistance during the pandemic. In addition, an increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production; fluctuations in the global supply of crude oil; disruptions in oil production or delivery caused by hostility in oil-producing areas; or potential legislation or strategic initiatives to address climate change by reducing greenhouse gas emissions, creating carbon taxes, or implementing or otherwise participating in cap and trade programs. Airlines are sometimes unable to pass on increases in fuel prices or other costs to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, pandemics, war, terrorist attacks affecting the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

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

The effects of potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.

The COVID-19 pandemic had a significant negative impact on the U.S. and global economy; disrupted global supply chains; resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place”; and created significant disruption of the financial markets, all of which affected the demand for our products and services. Any new pandemic or other future public health crisis, or a resurgence of COVID-19 or variants could materially impact our financial condition or results of operations.

Changes in levels of U.S. Government defense spending or overall acquisition priorities could negatively impact our financial position and results of operations.

We derive a significant portion of our revenue from the U.S. Government, primarily from defense-related programs with the U.S. Department of Defense (“U.S. DoD”). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions, ongoing or emerging geopolitical conflicts such as conflict between Russia and Ukraine, and the ability of the U.S. Government to enact relevant legislation such as authorization and appropriations bills. Furthermore, in 2023, Congress will again have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit was reached in January 2023, requiring “extraordinary measures” to continue normally financing U.S. government obligations while avoiding breaching the debt ceiling. However, it is expected the U.S. Government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. Government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and corresponding impacts on us and others in the industry. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.

In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for major military programs in fiscal year 2023, such as the F-35, CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2024 and beyond will affect these programs. Future budget cuts associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position and/or cash flows.

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

Implementing new programs and technologies subjects us to operational uncertainty.

New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or other fluctuations in supplier costs leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully and equitably resolve claims and assertions, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory or contract assets if they were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

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

As disclosed in Note 18, a significant portion of our net sales is to Boeing. As a result, a significant reduction in purchases by Boeing could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, some of our individual companies rely significantly on particular customers, the loss of which could have an adverse effect on those businesses.

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

We may need to expend significant capital to keep pace with technological or climate change related developments in our industry.

The aerospace industry is constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul service will be introduced in the future. For example, demand for products that are less carbon-intensive or that align with customers’ sustainability goals is expected to increase as a result of market demand, investor preferences, government legislation, and the aerospace industry’s response risks created by climate change. Failure to react timely to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice. In order to keep pace with any new developments, such as sustainable energy solutions such as sustainable aviation fuels (“SAF”); hydrogen fuel; blended wing body aircraft; or other technological developments in our industry, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service. In addition, the failure to set goals, take actions, make progress and report against, commensurate with relevant market competitors, our sustainability strategy, could harm our reputation, and our ability to compete and to attract top talent or the deselection of the Company as a partner or supplier of choice.

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

Over the past several years, we have implemented a number of restructuring, realignment and cost-reduction initiatives, including facility consolidations, organizational realignments and reductions in our workforce. While we have realized some efficiencies from these actions, we may not realize the benefits and synergies of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may be compelled or decide to undertake additional realignment and cost-reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic and business plan goals may be adversely affected.

We do not own certain intellectual property and tooling that is important to our business.

In our third party overhaul and repair businesses, OEMs of equipment that we maintain for our customers include language in repair manuals relating to their equipment asserting broad claims of proprietary rights to the contents of the manuals used in our operations. Although we believe that our use of manufacture and repair manuals is lawful, there can be no assurance that OEMs will not try to enforce such claims, including through the possible use of legal proceedings, or that any such actions will be unsuccessful.

Our business also depends on using certain intellectual property and tooling that we have rights to use pursuant to license grants under our contracts with our OEM customers. These contracts contain restrictions on our use of the intellectual property and tooling and may be terminated if we violate certain of these restrictions. Our loss of a contract with an OEM customer and the related license rights to use an OEM's intellectual property or tooling could materially adversely affect our business.

Our business and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and related sanctions and other developments.

Russia’s invasion of Ukraine and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response, may continue to cause disruption and instability in global markets, supply chains, and industries that directly or indirectly affect the aerospace industry. As a result of this geopolitical conflict, businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials, as well as increased risk of cyber attacks, inflationary pressures, and market volatility. The extent and duration of the war, sanctions, and resulting market disruptions are impossible to predict, and our business and results of operations could be adversely affected.

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

We have faced and may continue to face cybersecurity threats. These cybersecurity threats are evolving and include, but are not limited to, malicious software; ransomware; attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, subcontractors, and joint venture partners; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a business function than we would be in a more centralized environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, carry a higher risk of failure. Depending on the nature of the initiative, such failure could result in loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), remediation costs, indemnity obligations and other potential liabilities, regulatory or government action, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative media attention, reputational damage, and loss of confidence from our government clients.

If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results and financial condition.

Any significant disruption from key suppliers of raw materials and key components could delay production and decrease revenue.

We are highly dependent on the availability of essential raw materials such as metallics and composites, and purchased engineered component parts and special processes from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs, and management distraction and adversely affect production schedules and contract profitability.

We have from time to time experienced limited interruptions of supply, and we may experience a significant interruption in the future. Our continued supply of raw materials and component parts is subject to a number of risks, including:

•
availability of capital to our suppliers;
•
workforce shortages at our suppliers;
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

Due to economic difficulty, we may face pressure to renegotiate agreements resulting in lower margins. Our suppliers may discontinue the provision of products to us at attractive prices or at all, and we may not be able to obtain such products in the future from these or other providers on the scale and within the time periods we require. Furthermore, substitute raw materials or component parts may not meet the strict specifications and quality standards we and our customers demand, or that the U.S. Government requires. Additionally, climate change increases the risk of potential supply chain and operational disruptions from weather events and natural disasters. The chronic physical impacts associated with climate change, for example, increased temperatures, changes in weather patterns, and rising sea levels, could significantly increase costs and expenses and create additional supply chain and operational disruption risks. If we are not able to obtain key products on a timely basis and at an affordable cost, or we experience significant delays or interruptions of their supply, revenues from sales of products that use these supplies will decrease.

Significant consolidation by aerospace industry suppliers could adversely affect our business.

The aerospace industry continues to experience consolidation among suppliers and customers. The supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. This consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. When we purchase component parts and services from suppliers to manufacture our products, consolidation reduces price competition between our suppliers, which could diminish incentives for our suppliers to reduce prices. If this consolidation continues, our operating costs could increase, and it may become more difficult for us to be successful in retaining key customers.

Our business could be materially adversely affected by product warranty obligations or disposition related obligations.

Our operations expose us to potential liability for warranty claims made by customers or third parties with respect to aircraft components that have been designed, manufactured, or serviced by us or our suppliers. We have in the past and from time to time have ongoing dialogue with our customers regarding warranty claims. Material product warranty obligations could have a material adverse effect on our business, financial condition and results of operations.

As part of the transformation of our business over the last decade, we have engaged in a number of dispositions. Dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and potential losses, write-downs or other adverse impacts on our financial statements or results of operations. As a result, we may not realize some or all of the anticipated benefits of our dispositions. For further information on commitments and contingencies, see Note 17.

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

From time to time, some of our operating locations have experienced difficulties in attracting and retaining skilled personnel to design, engineer, manufacture, repair and overhaul sophisticated aircraft components, and this risk can be higher during periods of high inflation due to resulting pressure on wages. Our ability to operate successfully could be jeopardized if we are unable to attract and retain a sufficient number of skilled personnel to conduct our business.

Our fixed-price contracts may commit us to unfavorable terms.

A significant portion of our net sales is derived from fixed-price contracts under which we have agreed to supply components systems or services for a price determined on the date we entered into the contract. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we generally bear the majority of risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we may be required to fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. This risk is greater in periods of high inflation. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.

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

Financial Risks

Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; inflation risk, and volatility in foreign currency exchange rates, interest rates, and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise and could potentially impact our financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations to us.

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

The terms of the indentures governing our 7.750% Senior Notes due August 15, 2025 (the “2025 Notes”), and the 2028 First Lien Notes (collectively, the "Senior Notes") and the Securitization Facility impose significant operating and financial restrictions on us and require us to comply with various financial and other covenants, which, among other things, limit our ability to incur additional indebtedness, create liens, dispose of assets, and enter into certain transactions. We are in compliance with all of our debt covenants.

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
•
unexpected adverse changes in the laws or regulatory requirements outside the United States, including those with respect to environmental protection, disclosure of social and environmental risks, opportunities, and impact, export duties and quotas;
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

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could have a material adverse effect on our results of operations.

A majority of our sales are conducted pursuant to medium- or long-term contracts that set fixed unit prices. Certain, but not all, of these contracts provide for price adjustments for index-based inflation or adjustments related to updated or final product cost for certain components. Ongoing inflationary pressures have caused and may continue to cause certain of our material and labor costs to increase, which can adversely affect our profitability and cash flows, particularly when we are unable to increase customer contract values or pricing to offset those pressures. Although we have attempted to minimize the effect of inflation on our business through contractual protections, our contracts that are medium- to long-term fixed price contracts increase our exposure to sustained or higher than anticipated increases in costs of labor or material. Prolonged global inflationary pressures have also impacted energy, freight, raw material, interest rates, labor, and other costs, and we may experience reduced levels of profitability as a result of ongoing inflationary pressures.

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

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities is increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, environmental protection, climate change, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws or revised tax law interpretations).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2023, we conducted business from office and operating facilities throughout the United States and select global markets, with our largest international facilities being located in the United Kingdom, Mexico, and Thailand. We also lease a facility in Berwyn, Pennsylvania, for our corporate headquarters. In May 2023, our corporate headquarters were relocated to Radnor, Pennsylvania.

We believe that our properties have been adequately maintained, are in good operating condition, and are suitable to support our operations for the foreseeable future.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that are deemed to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief regarding unique contractual requirements, quality, costs, or impacts to production schedules. In addition, in connection with certain divestitures made by the Company, we have received claims relating to closing working capital adjustments to purchase prices as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements and demands for honoring guarantee or indemnification obligations. While we cannot predict the outcome of any pending or future litigation. proceeding or claim and no assurances can be given, we intend to vigorously defend claims brought against the Company and do not believe that any pending matter will have a material effect, individually or in the aggregate, on our financial position or results of operations. If we are unable to successfully and equitably resolve such claims and assertions, our business, financial condition, and results of operations could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 10, 2023, there were approximately 118 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 17,306 persons.

Dividend Policy

During fiscal 2023 and 2022, we made no declaration or payments of dividends due to the March 2020 suspension of our dividend program. This suspension is still in place. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will be declared and paid at historical levels or at all. Certain of our debt arrangements restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. We currently have an accumulated deficit which could limit or restrict our ability to pay dividends in the future.

Repurchases of Stock

Information about our repurchases during the three months ended March 31, 2023, of our common stock that is registered pursuant to Section 12 of the Exchange Act is disclosed in the table below.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Existing Programs
January 1, 2023 - January 31, 2023	17,679	$10.65	—	2,277,789
February 1, 2023 - February 28, 2023	—	—	—	2,277,789
March 1, 2023 - March 31, 2023	745	12.41	—	2,277,789
Total	18,424	$—	—

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

Performance Graph

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2018, and its relative performance is tracked through March 31, 2023.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes

And The S&P Aerospace & Defense Index

* $100 invested on March 31, 2018, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2018	2019	2020	2021	2022	2023
Triumph Group, Inc.	100.00	76.23	27.24	74.06	101.87	46.70
Russell 1000	100.00	109.30	100.53	161.44	182.86	167.51
Russell 2000	100.00	102.05	77.57	151.14	142.39	125.87
S&P Aerospace & Defense	100.00	99.87	73.53	102.78	117.53	122.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

Business

We are a major supplier to the aerospace industry across commercial and military end markets and have two reportable segments: (i) Systems & Support, whose companies’ revenues are primarily derived from integrated solutions, including design, development, and support of proprietary components, subsystems, and systems; production of complex assemblies using external designs; and full life cycle solutions for commercial, regional, and military aircraft; and (ii) Interiors (formerly Aerospace Structures), whose companies' revenues are primarily derived from supplying commercial and regional manufacturers with thermo-acoustic insulation, composite components, ducting and primarily to customer designs and model-based definition.

Divestitures

In July 2022, we completed the sale of our manufacturing operations located in Stuart, Florida, and recognized a gain of approximately $96.8 million in the year ended March 31, 2023. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As a result of the completion of this sale, we have exited our structures business and reshaped our portfolio of companies to consist primarily of businesses providing systems and aftermarket services. The operating results associated with the Stuart operations are included within Interiors (formerly Aerospace Structures) through the date of divestiture.

Summary of Significant Financial Results

Significant financial results for the fiscal year ended March 31, 2023, include:

•
Net sales decreased 5.5% to $1.38 billion.
•
Operating income was $238.1 million.
•
Net income was $89.6 million or $1.20 per diluted common share.
•
Backlog increased 11.3% over the prior year to $1.58 billion.
•
We used $52.3 million of cash flows in operating activities.

Aviation Manufacturing Jobs Protection Program

As disclosed in Note 2, in November 2021, the Company entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received during the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the years ended March 31, 2023 and 2022, approximately $5.3 million and $14.1 million, respectively, of the grant benefit has been recognized as a reduction in cost of sales.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the close of business on December 12, 2022. Each Warrant represents the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants may be in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Assuming that all Warrants distributed are fully exercised for cash (including over-exercise options), we would receive proceeds of approximately $270.0 million in the aggregate, net of transaction costs. We intend to use any cash proceeds for general corporate purpose, which may include the repayment of debt. Any Designated Notes received upon exercise of a Warrant are expected to be retired and cancelled by the Company. If holders exercise Warrants through the surrender of Designated Notes, the amount of the Company's outstanding debt will be reduced. Following the issuance on December 19, 2022 through March 31, 2023, approximately 0.4 million Warrants have been exercised.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 737

The Boeing 737 program represented approximately 11% and 5% of revenue for the fiscal years ended March 31, 2023 and 2022, respectively, inclusive of both OEM production and aftermarket sales. Passenger flights on the 737 MAX program recently resumed in China, which is a key market for this platform. Despite near-term headwinds on this program as publicly disclosed by Boeing, they also disclosed that they plan to increase production on this platform from 31 per month to 38 per month later in calendar 2023.

Boeing 767

Boeing's 767 program includes the commercial program and a derivative to support the related tanker program. The 767 currently has a production rate of three aircraft per month. Approximately 3% of our revenue in the year ended March 31, 2023, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

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

In the years ended March 31, 2022 and 2021, we completed several strategic divestitures. Refer to Note 3 for further discussion of these transactions.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations for the year ended March 31, 2023, compared with the year ended March 31, 2022. Our diverse structure and customer base do not allow for precise comparisons between periods of the impact of price and volume changes to specific line items in our results of operations. However, we have disclosed the significant variances between the respective periods. A discussion of our consolidated and business segment results of operations for the year ended March 31, 2022, compared with the year ended March 31, 2021, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on May 23, 2022, and is incorporated by reference.

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net income (loss) before interest and gains or losses on debt extinguishment, income taxes, amortization of acquired contract liabilities, consideration payable to customer related to divestitures, legal judgments and settlements, gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), other non-recurring impairments, and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net income (loss). In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net income (loss). In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net income (loss) set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

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
•
Non-service defined benefit income or expense from our pension and other postretirement benefit plans (inclusive of certain pension related transactions such as curtailments, settlements, withdrawals, and early retirement or other incentives) may be useful for investors to consider because they represent the cost of postretirement benefits to plan participants, net of the assumption of returns on the plan's assets and are not indicative of the cash paid for such benefits. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.
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
•
The amount of interest expense and other, as well as debt extinguishment gains or losses, we incur may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense and other and debt extinguishment gains or losses to be a representative component of the day-to-day operating performance of our business.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net income (loss) for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2023	2022	2021
Net income (loss) (U.S. GAAP measure)	$89,593	$(42,758)	$(450,910)
Income tax expense	6,088	4,923	2,881
Interest expense and other	137,714	135,861	171,397
Debt extinguishment loss	33,044	11,624	—
Warrant remeasurement gain, net	(8,683)	—	—
Pension settlements, curtailments, withdrawals, and other pension related charges	14,644	52,005	—
Consideration payable to customer related to divestiture	17,185	—	—
Impairment of rotable inventory	—	—	23,689
(Gain) loss on sale of assets and businesses, net	(101,523)	9,294	104,702
Share-based compensation	8,913	9,782	12,701
Amortization of acquired contract liabilities	(2,500)	(5,871)	(38,564)
Depreciation and amortization*	35,581	51,943	345,716
Adjusted EBITDA (non-GAAP measure)	230,056	226,803	171,612
Non-service defined benefit income (excluding pension related charges)	(34,308)	(57,378)	(49,519)
Adjusted EBITDAP (non-GAAP measure)	$195,748	$169,425	$122,093

* Includes impairment charges related to intangible and other long-lived assets

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Fiscal year ended March 31, 2023
	Total	Systems & Support	Interiors^	Corporate/ Eliminations
Operating income	$238,092	$190,863	$11,069	$36,160
Gain on sale of assets and businesses	(101,523)	—	—	(101,523)
Amortization of acquired contract liabilities	(2,500)	(2,500)	—	—
Share-based compensation	8,913	—	—	8,913
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Depreciation and amortization	35,581	29,781	3,683	2,117
Adjusted EBITDAP	$195,748	$218,144	$31,937	$(54,333)

	Fiscal year ended March 31, 2022
	Total	Systems & Support	Interiors^	Corporate/ Eliminations
Operating income (loss)	$104,277	$163,450	$13,982	$(73,155)
Loss on sale of assets and businesses	9,294	—	—	9,294
Amortization of acquired contract liabilities	(5,871)	(5,859)	(12)	—
Share-based compensation	9,782	—	—	9,782
Depreciation and amortization*	51,943	32,464	16,234	3,245
Adjusted EBITDAP	$169,425	$190,055	$30,204	$(50,834)

	Fiscal year ended March 31, 2021
	Total	Systems & Support	Interiors^	Corporate/ Eliminations
Operating (loss) income	$(326,151)	$113,517	$(267,702)	$(171,966)
Loss on sale of assets and businesses	104,702	—	—	104,702
Impairment of rotable inventory	23,689	23,689	—	—
Amortization of acquired contract liabilities	(38,564)	(15,062)	(23,502)	—
Share-based compensation	12,701	—	—	12,701
Depreciation and amortization*	345,716	33,549	308,708	3,459
Adjusted EBITDAP	$122,093	$155,693	$17,504	$(51,104)

* Includes impairment charges related to intangible and other long-lived assets

^ Formerly Aerospace Structures

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Fiscal year ended March 31, 2023, compared with fiscal year ended March 31, 2022

	Year Ended March 31,
	2023	2022
Commercial OEM	$543,543	$645,936
Military OEM	261,051	292,376
Total OEM Revenue	804,594	938,312

Commercial Aftermarket	325,493	244,943
Military Aftermarket	212,958	224,421
Total Aftermarket Revenue	538,451	469,364

Non-Aviation Revenue	33,583	46,395
Amortization of acquired contract liabilities	2,500	5,871
Total Net Sales	$1,379,128	$1,459,942

Commercial OEM sales decreased $102.4 million, or 15.9% due to divestitures and exited or sunsetting programs, which represented approximately $206.9 million in net changes. Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $104.5 million, or 28.7% with over half the improvement driven by increased production volumes on the Boeing 737 program, as well as on increases across other commercial fixed wing and rotorcraft programs and an intellectual property transaction.

Military OEM sales decreased $31.3 million, or 10.7% primarily due to divestitures, as well as lower sales related to the E2-D and AH-64 programs, partially offset by increased sales related to the CH-53K and CH-47 programs.

Aftermarket sales include both repair and overhaul services as well as the sales of spare parts. Commercial Aftermarket sales increased $80.6 million, or 32.9%. Excluding impacts from divestitures, organic Commercial Aftermarket sales increased $86.9 million, or 36.8%, driven by the continued pandemic recovery, including improvement in overall air travel metrics, with the primary increase on 737 volumes.

Military aftermarket sales decreased $11.5 million, or 5.1% driven by reduced repairs and spares across several rotorcraft platforms relative to the prior year.

	Year Ended March 31,
	2023	2022
Segment operating income	$201,932	$177,432
Corporate income (expense)	36,160	(73,155)
Total operating income	238,092	104,277
Non-service defined benefit plan income	(19,664)	(5,373)
Interest expense & other	137,714	135,861
Debt extinguishment loss	33,044	11,624
Warrant remeasurement gain	(8,683)	-
Income tax expense	6,088	4,923
Net income (loss)	$89,593	$(42,758)

Segment Operating Income

Segment operating income increased $24.5 million, or 13.8%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income increased $44.6 million, or 30.9%, driven by the improved gross margin noted below along with reduced general and administrative human capital costs $5.3 million, lower depreciation and amortization $6.4 million, partially offset by increased travel and meeting costs $2.0 million and higher professional services costs $1.6 million.

Cost of OEM Sales decreased primarily due to divestitures and exited or sunsetting programs, which represented approximately $209.8 million in net changes, partially offset by $24.9 million in reductions in acquired contract reserves recognized in the prior year period.

Cost of Aftermarket sales increased primarily due to the increased Commercial Aftermarket sales noted above. Aftermarket gross profit margin increased in the fiscal year ended March 31, 2023 from the fiscal year ended March 31, 2022. This increase was driven by increased volumes and related efficiencies, as well as increases in prices for repair and overhaul services.

Consolidated gross profit margin improved to 28.1% for the fiscal year ended March 31, 2023, from 26.5% for the fiscal year ended March 31, 2022. This improvement was driven by the increased mix in Aftermarket sales as a percentage of total sales.

Excluding impacts from divestitures and exited or sunsetting programs, organic gross margin for the year ended March 31, 2023, was 28.1% compared with 28.5% for the year ended March 31, 2022. The gross margin for the year ended March 31, 2023, decreased primarily as a result of the prior year reductions in acquired contract reserves recognized in the prior year partially offset by the increase in mix in Aftermarket sales as a percentage of total sales.

Corporate Income (Expense)

Corporate income (expense) includes gain on sale of assets and businesses of $101.5 million for fiscal 2023 compared to loss on sale of assets and businesses of $9.3 million for fiscal 2022. Excluding the impact of gains and losses on sales of assets and businesses, corporate expenses increased $1.5 million.

Interest Expense and Other

Interest expense and other increased due to unfavorable changes in foreign currency exchange rates of approximately $6.6 million offset by lower interest on lower relative debt balances compared to the prior year period.

We recognized debt extinguishment losses of $33.0 million for fiscal year ended March 31, 2023, compared with $11.6 million for fiscal year ended March 31, 2022. In March 2023, we issued $1.20 billion aggregate principal amount of the 2028 First Lien Notes and redeemed the 2024 First Lien Notes ($543.8 million aggregate principal amount) and the 2024 Second Lien Notes ($525.0 million aggregate principal amount) resulting in prepayment premiums and write off of prior deferred financing cost of $31.6 million in the aggregate. The remaining debt extinguishment losses in fiscal 2023 and fiscal 2022 were related to mandatory redemptions under our 2024 First Lien Notes related to proceeds from prior asset sales.

Non-service Defined Benefit Income

Non-service defined benefit income increased by $14.3 million, to $19.7 million for the fiscal year ended March 31, 2023, compared with $5.4 million for the fiscal year ended March 31, 2022. The increase was primarily due to the recognition of curtailment and settlement losses of approximately $52.0 million in the aggregate upon the completion of the composites and large structure manufacturing divestitures, the settlement of a legacy fully-funded pension obligation, and the settlement of pension obligations of certain retired participants in our qualified U.S. pension plan all in the fiscal year ended March 31, 2022, partially offset by approximately $14.6 million of pension cost recognized in the fiscal year ended March 31, 2023, as a result of our withdrawal from a multiemployer pension plan.

Income Taxes

The income tax expense was $6.1 million for the fiscal year ended March 31, 2023, reflecting an effective tax rate of 6.4%. During the fiscal year ended March 31, 2023, we adjusted the valuation allowance against the consolidated net deferred tax asset by $0.2 million primarily due to a utilization of net operating loss carryforward, utilization of capital loss carryforward, and changes to temporary differences related to interest disallowance, amortization of research and development costs, and pension and other postretirement benefit plans. As of March 31, 2023, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

Business Segment Performance

We report our financial performance based on the following two reportable segments: Systems & Support and Interiors (formerly Aerospace Structures). Our Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate the performance of our segments and allocate resources.

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

Business Segment Performance—Fiscal year ended March 31, 2023, compared with fiscal year ended March 31, 2022

	Year Ended March 31,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$1,167,533	$1,030,444	13.3%	84.7%	70.6%
Interiors (formerly Aerospace Structures)	211,647	429,547	(50.7)%	15.3%	29.4%
Elimination of inter-segment sales	(52)	(49)	(6.1)%	—	—
Total net sales	$1,379,128	$1,459,942	(5.5)%	100.0%	100.0%

	Year Ended March 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$190,863	$163,450	16.8%	16.3%	15.9%
Interiors (formerly Aerospace Structures)	11,069	13,982	(20.8)%	5.2%	3.3%
Corporate	36,160	(73,155)	149.4%	n/a	n/a
Total segment operating income (loss)	$238,092	$104,277	128.3%	17.3%	7.1%

	Year Ended March 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$218,144	$190,055	14.8%	18.7%	18.6%
Interiors (formerly Aerospace Structures)	31,937	30,204	5.7%	14.0%	7.0%
Corporate	(54,333)	(50,834)	(6.9)%	n/a	n/a
	$195,748	$169,425	15.5%	14.0%	11.7%

Systems & Support:

Net Sales

Excluding impacts from divestitures, organic net sales, adjusted for intersegment sales, increased by $148.8 million, or 14.6%, primarily as a result of the continued recovery from the pandemic driving volume for both commercial OEM and aftermarket sales, as noted above. Net sales included approximately $16.3 million recognized as a result of a intellectual property transaction in the fiscal year ended March 31, 2023, compared to approximately $4.0 million as a result of a prior period intellectual property transaction. The prior year period included $11.7 million in sales from our since divested operations in Staverton, United Kingdom.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures, organic operating income increased by $26.9 million, or 16.4%., and organic gross margin for the year ended March 31, 2023, was 30.4% compared with 32.0% for the year ended March 31, 2022. Organic gross margin for the year ended March 31, 2023 included the recognition of grant benefits under the AMJP agreement with the DOT of approximately $5.3 million, compared to $14.0 million of associated benefits in the year ended March 31, 2022. Additionally, approximately $24.9 million in reductions in acquired contract reserves recognized in the prior year period were partially offset by the current year intellectual property transaction margin benefits. The increase in organic operating income and Adjusted EBITDAP is the result of the increased volume described above and the effects of these changes in gross margin, with additional improvement resulting from approximately $5.2 million in decreased administrative human capital related costs.

Operating Margin and Adjusted EBITDAP Margin

Systems & Support operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Interiors (formerly Aerospace Structures):

Net Sales

Excluding impacts from divestitures and exited or sunsetting programs, which resulted in $226.2 million in decreased sales, organic net sales increased by $8.3 million, or 6.7%. Organic net sales increased primarily due to increased commercial OEM volume on the 737 program, partially offset by decreased volume on certain commercial widebody programs.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures and exited or sunsetting programs, organic operating income increased by $6.4 million. This improvement was partially offset by declines from the divestitures and sunsetting programs of $9.3 million, including the impact of the consideration payable to a customer related to the divestiture. Excluding the impacts from divestitures and exited or sunsetting programs, organic gross margin for the year ended March 31, 2023, was 7.8% compared with 0.4% for the year ended March 31, 2022. The organic gross margin for the year ended March 31, 2023, increased primarily due to increased commercial OEM production volumes and related overhead absorption benefits.

Operating Margin and Adjusted EBITDAP Margin

Interiors (formerly Aerospace Structures) operating income and Adjusted EBITDAP as a percentage of segment sales both increased due to the increase in operating income as noted above, except for the impact of the consideration payable to a customer related to the divestiture, which is excluded from Adjusted EBITDAP.

Liquidity and Capital Resources

Operating Cash flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. For the fiscal year ended March 31, 2023, we had a net cash outflow of $52.3 million from operating activities, compared with a net cash outflow of $137.0 million for the fiscal year ended March 31, 2022, an improvement of $84.8 million. Cash flows included increased inventory and accounts receivable levels on the ramping organic growth. Reflecting the change in our portfolio of businesses that is a result of our strategic divestitures, working capital stability has improved in the twelve months ended March 31, 2023, compared with the twelve months ended March 31, 2022. Interest payments were approximately $138.5 million for the twelve months ended March 31, 2023, as compared with approximately $137.9 million for the twelve months ended March 31, 2022, with the increase principally driven by the acceleration of certain interest payments made upon redemption of the 2024 First Lien Notes.

As disclosed in Note 2 in November 2021 the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022, compared to $10.6 million received in the year ended March 31, 2022. These cash receipts are classified within cash from operations. Refer to Note 2 for further discussion.

Investing Cash Flows

Cash flows used in investing activities for the fiscal year ended March 31, 2023, increased $208.4 million from the cash flows provided by investing activities for the fiscal year ended March 31, 2022. Cash flows used in investing activities for the fiscal year ended March 31, 2023, consisted payments related to the sale of assets and businesses, including working capital settlements, of $6.2 million. We also used approximately $20.7 million for capital expenditures. Cash flows used in investing activities for the fiscal year ended March 31, 2022, included cash from the sale of assets and businesses of approximately $224.5 million offset by capital expenditures of $19.7 million and the purchase of a facility related to divested businesses of approximately $21.6 million. We currently expect capital expenditures in fiscal 2024 to be in the range of $25.0 - $30.0 million. The majority of our planned fiscal 2024 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows provided by financing activities for the fiscal year ended March 31, 2023, were $65.8 million, compared with cash flows used in financing activities for the fiscal year ended March 31, 2022, of $392.7 million. In the year ended March 31, 2023, the following significant financing cash flow events occurred:

•
We completed the offering of $1.20 billion aggregate principal amount of the 9.000% senior secured 2028 First Lien Notes, paying approximately $17.1 million in debt issuance costs.
•
We used net proceeds of $1.13 billion from the 2028 First Lien Notes to (i) redeem in full all of the 2024 First Lien Notes, (ii) to acquire a portion of our existing 2024 Second Lien Notes that we had offered to purchase as part of the Tender Offer, and (iii) to redeem the balance of the 2024 Second Lien Notes that were not tendered in the Tender Offer, (iv) to pay off existing borrowings, without a reduction in commitment, under the Securitization Facility and (v) increase our available cash for general corporate purposes. We paid approximately $26.2 million in redemption premiums. Refer to Note 10 for further disclosure related to our long-term debt.
•
We issued approximately 19.5 million Warrants (as defined in Note 2) to holders of record of common stock as of the close of business on December 12, 2022. Following the issuance on December 19, 2022, through March 31, 2023, approximately 0.4 million Warrants have been exercised, resulting in approximately $4.1 million in cash proceeds, net of related transaction costs. Refer to Note 2 for further disclosure related to the Warrants.

The remainder of financing cash flows pertains primarily to borrowings and payments under finance leases and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of March 31, 2023, we had $227.4 million of cash on hand and approximately $59.8 million was available under the Securitization Facility after giving effect to approximately $19.8 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum.

As disclosed in Note 17, in April 2023, we were notified that our exit from the composites manufacturing operations in Spokane, Washington resulted in a multiemployer pension plan withdrawal obligation of approximately $14.6 million, which is expected to be satisfied through annual payments over a period of at least ten years.

We currently expect fiscal 2024 operations to result in net cash inflows, however, due to cyclicality we anticipate using cash over the first half of fiscal 2024 and generating in the second half. We believe, based on an assessment of our current cash holdings as presented on the accompanying consolidated balance sheet as of March 31, 2023, as well as current market conditions, that cash flows from operations and borrowings under the Securitization Facility will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We also believe, based on our current cash, our fiscal 2024 operating cash flow expectations, and the expected expansion of cash flows from operations subsequent to fiscal 2024, that we have the ability to generate and obtain adequate amounts of cash to meet anticipated cash requirements for the foreseeable future. We continually evaluate opportunities to access the credit and capital markets. We may also seek transactions to extend the maturity of our indebtedness, reduce leverage, or decrease interest expense. Such transactions could include one or more repurchases or exchanges of our outstanding indebtedness. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

The Senior Notes are our senior obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

The 2028 First Lien Notes are (a) effectively senior to all existing and future second lien obligations and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority; (b) secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to a Collateral Trust Agreement (as defined below); (c) effectively subordinated to any existing and future obligations of the Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and (d) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the First Lien Notes, including the Securitization Facility.

The 2025 Notes are effectively subordinated to all obligations of the Company and the Guarantor Subsidiaries that are (A) secured by a lien on the Collateral (including the 2028 First Lien Notes) and certain cash management and hedging obligations, or (B) secured by assets that do not constitute the Collateral, in each case to the extent of the value of the assets securing such obligations.

The Senior Notes are guaranteed on a full, senior, joint and several basis certain of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Currently, our only consolidated subsidiaries that are not guarantors of the Senior Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) charitable foundation entity. The 2028 First Lien Notes and the related guarantees are secured by first-priority liens on substantially all of our assets and our subsidiary guarantors, whether now owned or hereafter acquired (the “Collateral”).

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

Parent and Guarantor Summarized Financial Information	March 31,
Summarized Balance Sheet	2023
in thousands
Assets
Due from non-guarantor subsidiaries	$1,048
Current assets	659,991
Noncurrent assets	648,608
Noncurrent receivable from non-guarantor subsidiaries	104,956

Liabilities
Due to non-guarantor subsidiaries	26,793
Current liabilities	352,270
Noncurrent liabilities	2,107,535

Year Ended
Summarized Statement of Operations	March 31, 2023
in thousands
Net sales to non-guarantor subsidiaries	$2,295
Net sales to unrelated parties	1,255,141
Gross profit	345,127
Income from continuing operations before income taxes	81,298
Net income	79,440

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,713,840	$3,162	$502,642	$1,202,559	$5,477
Debt interest(1)	631,302	147,597	270,549	212,214	942
Operating leases	24,131	3,282	7,422	5,067	8,360
Purchase obligations	660,908	500,473	157,347	2,851	237
Total	3,030,181	654,514	937,960	1,422,691	15,016

(1)
Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of approximately $12.1 million as of March 31, 2023, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2023, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

Pension Benefits
(in thousands)
Projected benefit obligation at March 31, 2023	$1,660,423
Plan assets at March 31, 2023	1,306,456
Projected contributions by fiscal year
2024	15,988
2025	56,380
2026	41,859
2027	37,434
2028	33,308
Total 2024 - 2028	$184,969

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

Commitments and Contingencies

Our results of operations could be affected by significant litigation adverse to the Company, including product liability claims, patent infringement, and claims for third-party property damage or personal injury stemming from alleged environmental torts. We record accruals for legal matters or other potential loss contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We make adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel, and other information or events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, our experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms or commercial negotiations, and the matter's status. Considerable judgment is required in determining whether to establish a contingent loss accrual when an adverse judgment is rendered against the Company in a court proceeding. In such situations, we will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. Refer to Note 17 for further disclosure regarding commitments and contingencies.

Goodwill and Intangible Assets

Refer to Note 2 and Note 7 for details on our goodwill and intangible asset accounting policies. As disclosed in Note 7, as of March 31, 2023, Interiors (formerly Aerospace Structures) had goodwill of $475.3 million which was fully impaired during fiscal year 2018. The goodwill of one of the reporting units within Systems & Support had goodwill of $66.1 million which was fully impaired during fiscal year 2020. No reporting units have goodwill with a material carrying value that is at risk of impairment as of March 31, 2023.

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

Postretirement Plans

Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States and the United Kingdom, which we sponsor. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. The most significant of these assumptions are the discount rates and the long-term expected rates of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized for each plan to the extent required over the estimated future life expectancy of plan participants. We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans. The Company regularly explores alternative solutions to meet its global pension obligations in the most cost-effective manner possible as demographics, life expectancy and country-specific pension funding rules change.

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

Expected Return on Plan Assets

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term expected annual rate of return on assets was estimated at 7.94% and 7.91% for fiscal years 2023 and 2022, respectively.

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

Sensitivity Analysis

Pension Expense

A 25 basis point change in each of the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension income for the next 12 months:

	(Decrease)/Increase in Pension Income
	25 Basis Point Increase	25 Basis Point Decrease
	(In thousands)
Expected long-term rate of return on plan assets	$3,304	$(3,304)
Discount rate	$(176)	$204

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. As of March 31, 2023, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the reduction is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.

Recently Issued Accounting Pronouncements

Refer to Note 1 for disclosure of the effects of recently issued accounting guidance, if any, that are significant to our financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2023, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have a material impact on the unrecognized gains or losses recognized within operating income. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

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

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2023.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$3,162	$2,215	$500,427	$1,576	$1,200,983	$5,477	$1,713,840
Weighted average interest rate (%)	8.62%	8.62%	8.44%	8.99%	8.99%	7.33%

There are no other significant market risk exposures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Triumph Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2023, expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described in Note 12 of the consolidated financial statements, at March 31, 2023, the Company had deferred tax assets for deductible temporary differences and tax attributes of $39.1 million (net of a $512.6 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Defined Benefit Pension Obligations

Description of the Matter

At March 31, 2023, the Company’s aggregate defined benefit pension obligation was $1.7 billion and the net periodic benefit income was $24.5 million. As described in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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

To test the defined benefit pension benefit obligation, and the related net periodic benefit income, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, the underlying data used by management and its actuaries and the appropriateness of management’s judgments in applying the authoritative accounting literature. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension from prior year resulting from the change in service cost, interest cost, benefit payments, and actuarial gains and losses. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the actuarial assumptions. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected defined benefit pension cash flows to prior year amounts and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments.

We have served as the Company’s auditor since 1993.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 23, 2023

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$227,403	$240,878
Trade and other receivables, less allowance for credit losses of $8,382 and $7,940	196,775	178,663
Contract assets	103,027	101,828
Inventory, net	389,245	361,692
Prepaid expenses and other current assets	17,062	19,903
Assets held for sale	—	60,104
Total current assets	933,512	963,068
Property and equipment, net	166,800	169,050
Goodwill	509,449	513,722
Intangible assets, net	73,898	84,850
Other, net	31,185	30,476
Total assets	$1,714,844	$1,761,166
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,162	$3,268
Accounts payable	197,932	161,534
Contract liabilities	44,482	171,763
Accrued expenses	151,348	208,059
Liabilities related to assets held for sale	—	57,519
Total current liabilities	396,924	602,143
Long-term debt, less current portion	1,688,620	1,586,222
Accrued pension and other postretirement benefits	359,375	301,303
Deferred income taxes	7,268	7,213
Other noncurrent liabilities	60,053	51,708
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 65,432,589 and 64,629,279 shares issued; 65,432,589 and 64,614,382 shares outstanding	65	64
Capital in excess of par value	964,741	973,112
Treasury stock, at cost, 0 and 14,897 shares	—	(96)
Accumulated other comprehensive loss	(554,646)	(463,354)
Accumulated deficit	(1,207,556)	(1,297,149)
Total stockholders' deficit	(797,396)	(787,423)
Total liabilities and stockholders' deficit	$1,714,844	$1,761,166

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended March 31,
	2023	2022	2021
Net sales	$1,379,128	$1,459,942	$1,869,719
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	991,599	1,073,063	1,476,266
Selling, general and administrative	210,430	202,070	215,962
Depreciation and amortization	35,581	49,635	93,334
Impairment of long-lived assets	—	2,308	252,382
Restructuring	4,949	19,295	53,224
(Gain) loss on sale of assets and businesses	(101,523)	9,294	104,702
	1,141,036	1,355,665	2,195,870
Operating income (loss)	238,092	104,277	(326,151)
Non-service defined benefit income	(19,664)	(5,373)	(49,519)
Debt extinguishment loss	33,044	11,624	—
Warrant remeasurement gain, net	(8,683)	—	—
Interest expense and other, net	137,714	135,861	171,397
Income (loss) from continuing operations before income taxes	95,681	(37,835)	(448,029)
Income tax expense	6,088	4,923	2,881
Net income (loss)	$89,593	$(42,758)	$(450,910)
Earnings (loss) per share—basic:
Net income (loss)	$1.38	$(0.66)	$(8.55)
Weighted average common shares outstanding—basic	65,021	64,538	52,739
Earnings (loss) per share—diluted:
Net income (loss)	$1.20	$(0.66)	$(8.55)
Weighted average common shares outstanding—diluted	71,721	64,538	52,739

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Year ended March 31,
	2023	2022	2021
Net income (loss)	$89,593	$(42,758)	$(450,910)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,273)	(5,772)	19,884
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Prior service credit, net of taxes of $0, $0, and $0, respectively	—	2,902	—
Actuarial (loss) gain, net of taxes of $0, $0, and $0, respectively	(113,232)	41,756	168,701
Reclassification to net income (loss) - net of tax expense
Amortization of net loss, net of taxes of $0, $0, and $0, respectively	26,728	34,082	26,483
Recognized prior service credits, net of taxes of $0, $0, and $0, respectively	(5,002)	(4,845)	(4,130)
Total defined benefit pension plans and other postretirement (expense) benefits, net of taxes	(91,506)	73,895	191,054
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax expense of $0, $0, and $0, respectively	2,265	(2,244)	5,891
Reclassification of (loss) gain included in net earnings, net of tax expense of $0, $0, and $0, respectively	(778)	959	(573)
Net unrealized gain (loss) on cash flow hedges, net of tax	1,487	(1,285)	5,318
Total other comprehensive (loss) income	(91,292)	66,838	216,256
Total comprehensive (loss) income	$(1,699)	$24,080	$(234,654)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Deficit

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2020	51,858,089	$52	$804,830	$(36,217)	$(746,448)	$(803,481)	$(781,264)
Net loss	—	—	—	—	—	(450,910)	(450,910)
Foreign currency translation adjustment	—	—	—	—	19,884	—	19,884
Pension liability adjustment, net of income taxes of $0	—	—	—	—	191,054	—	191,054
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	5,318	—	5,318
Share-based compensation	288,350	—	(6,250)	18,695	—	—	12,445
Repurchase of restricted shares for minimum tax obligation	(99,082)	—	—	(1,285)	—	—	(1,285)
Employee stock purchase plan	109,890	—	(5,344)	6,201	—	—	857
Contribution of common stock to pension plan, net of issuance costs	2,849,002	3	39,662	—	—	—	39,665
Issuance of common stock - at the market offering, net of issuance costs	9,178,752	9	145,374	—	—	—	145,383
March 31, 2021	64,185,001	64	978,272	(12,606)	(530,192)	(1,254,391)	(818,853)
Net loss	—	—	—	—	—	(42,758)	(42,758)
Foreign currency translation adjustment	—	—	—	—	(5,772)	—	(5,772)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	73,895	—	73,895
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,285)	—	(1,285)
Share-based compensation	565,168	—	(5,332)	15,266	—	—	9,934
Repurchase of restricted shares for minimum tax obligation	(173,009)	—	—	(3,249)	—	—	(3,249)
Employee stock purchase plan	37,222	—	172	493	—	—	665
March 31, 2022	64,614,382	64	973,112	(96)	(463,354)	(1,297,149)	(787,423)
Net income	—	—	—	—	—	89,593	89,593
Foreign currency translation adjustment	—	—	—	—	(1,273)	—	(1,273)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(91,506)	—	(91,506)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	1,487	—	1,487
Share-based compensation	554,169	1	9,009	—	—	—	9,010
Repurchase of restricted shares for minimum tax obligation	(194,728)	—	—	(3,547)	—	—	(3,547)
Retirement of treasury shares	—	—	(3,643)	3,643	—	—	—
Employee stock purchase plan	48,623	—	660	—	—	—	660
Issuance of warrants on common shares	—	—	(19,500)	—	—	—	(19,500)
Warrant exercises, net of income taxes of $0	410,143	—	5,103	—	—	—	5,103
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended March 31
	2023	2022	2021
Operating Activities
Net income (loss)	$89,593	$(42,758)	$(450,910)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	35,581	49,635	93,334
Impairment of long-lived assets	—	2,308	252,382
Amortization of acquired contract liability	(2,500)	(5,871)	(38,564)
(Gain) loss on sale of assets and businesses	(101,523)	9,294	104,702
Curtailments, settlements, withdrawals, and special termination benefits loss, net	14,644	52,005	—
Loss on extinguishment of debt	32,613	—	—
Other amortization included in interest expense	6,416	9,047	23,759
Provision for credit losses	1,594	452	4,853
Provision (benefit) for deferred income taxes	14	25	(176)
Warrants remeasurement gain	(9,796)	—	—
Share-based compensation	8,913	9,782	12,701
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(26,433)	2,822	126,294
Contract assets	(9,055)	702	46,841
Inventories	(28,187)	25,642	35,412
Prepaid expenses and other current assets	1,970	(1,122)	(310)
Accounts payable, accrued expenses, and contract liabilities	(35,733)	(189,412)	(330,992)
Accrued pension and other postretirement benefits	(32,562)	(58,597)	(51,692)
Other, net	2,200	(970)	(753)
Net cash used in operating activities	(52,251)	(137,016)	(173,119)
Investing Activities
Capital expenditures	(20,676)	(19,660)	(25,178)
(Payments on) proceeds from sale of assets and businesses	(6,220)	224,518	15,888
Investment in joint venture	(272)	(2,101)	—
Purchase of facility related to divested businesses	—	(21,550)	—
Net cash (used in) provided by investing activities	(27,168)	181,207	(9,290)
Financing Activities
Net increase in revolving credit facility	—	—	(400,000)
Proceeds from issuance of long-term debt	1,235,000	107	713,900
Retirement of debt and finance lease obligations	(1,126,501)	(380,009)	(160,035)
Payment of deferred financing costs	(17,097)	(400)	(20,716)
Proceeds on issuance of common stock, net of issuance costs	4,090	—	145,383
Premium on redemption of Senior Notes	(26,157)	(9,108)	—
Repurchase of shares for share-based compensation minimum tax obligation	(3,547)	(3,249)	(1,285)
Net cash provided by (used in) financing activities	65,788	(392,659)	277,247
Effect of exchange rate changes on cash	156	(536)	9,581
Net change in cash and cash equivalents	(13,475)	(349,004)	104,419
Cash and cash equivalents at beginning of period	240,878	589,882	485,463
Cash and cash equivalents at end of period	$227,403	$240,878	$589,882

See accompanying notes to consolidated financial statements.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

Triumph Group, Inc. ("Triumph" or the "Company") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace OEMs of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Interiors (formerly Aerospace Structures).

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

Interiors (formerly Aerospace Structures) consists of the Company’s operations that have historically supplied commercial, business, and regional manufacturers with large metallic structures and continues to supply aircraft interior systems, including air ducting and thermal acoustic insulations systems. Subsequent to the divestitures disclosed in Note 3, the remaining operations of Interiors (formerly Aerospace Structures) are those that supply commercial and regional manufacturers with aircraft interior systems.

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

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers and amounts retained by the customer pending contract completion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base. For the years ended March 31, 2023 and 2022, credit loss expense and write-offs were immaterial.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Trade and other receivables, net composed of the following:

	March 31,
	2023	2022
Total trade receivables	$163,104	$169,978
Other receivables	42,053	16,625
Total trade and other receivables	205,157	186,603
Less: Allowance for credit losses	(8,382)	(7,940)
Total trade and other receivables, net	$196,775	$178,663

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

During the fourth quarter of the fiscal years ended March 31, 2023 and 2022, the Company performed its annual goodwill impairment assessment for each of its reporting units with no impairment identified.

Finite-lived intangible assets are amortized over their useful lives ranging from 10 to 30 years. The Company continually evaluates whether events or circumstances have occurred that would indicate that the remaining estimated useful lives of long-lived assets, including intangible assets, may warrant revision or that the remaining balance may not be recoverable. Long-lived assets are evaluated for indicators of impairment. When factors indicate that long-lived assets, including intangible assets, should be evaluated for possible impairment, an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets, including intangible assets, is used to measure recoverability based on the primary asset of the asset group. Some of the more important factors management considers include the Company's financial performance relative to expected and historical performance, significant changes in the way the Company manages its operations, negative events that have occurred, and negative industry and economic trends. If the estimated undiscounted cash flows are less than the carrying amount, measurement of the impairment will be based on the difference between the carrying value and fair value of the asset group, generally determined based on the present value of expected future cash flows associated with the use of the asset.

In fiscal 2021, the Company's Board of Directors committed to a plan (i) to sell its composites manufacturing operations located in Milledgeville, Georgia, and Rayong, Thailand, and (ii) to transfer the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities (as disclosed in Note 3, this transaction closed in August 2020). These planned divestitures

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

represented the divestiture of certain assets and liabilities of an operating business within the Interiors (formerly Aerospace Structures) segment that the Company had identified as an asset group pursuant to the provisions of ASC 360, Property, Plant, and Equipment. As a result, as of May 31, 2020, the Company concluded that the planned divestitures represented a significant change in the manner in which the related asset group was expected to be used, and that the asset group therefore needed to be tested for recoverability. The asset group primarily consisted of working capital, fixed assets and definite-lived intangible assets. The Company first determined that the relevant long-lived asset group was not recoverable by comparing the undiscounted cash flows expected to be generated by the long-lived asset group to the carrying value of the asset group. As a result, the Company estimated the fair value of the long-lived asset group and concluded that the asset group was impaired. The Company used a multi-period excess earnings approach to estimate the fair value of the long-lived asset group for purposes of testing the asset group for impairment. This method estimates fair value based on the expected future excess earnings stream attributable to the asset group. This method requires the use of several key assumptions, including revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. A discount rate of 15.0% was applied to the estimated future excess earnings and cash flows in order to estimate the fair value of the asset group as of the measurement date. The Company has determined that the lowest level of the inputs that are significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy.

In accordance with ASC 360, the Company allocated the resulting impairment to the specific long-lived assets within the asset group on a pro rata basis, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying amount of that asset below its estimated fair value. As a result, the Company recognized a total noncash impairment charge of $252,382 in the first quarter, primarily allocated to definite-lived intangible assets, which is presented as “Impairment of long-lived assets” on the accompanying consolidated statements of operations. In January 2021, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Red Oak, Texas. As a result of this decision and the resulting classification of this disposal group as held for sale, the Company fully impaired the remaining customer relationship intangible asset within the Interiors (formerly Aerospace Structures) segment and recognized a noncash impairment charge of $6,696, which has been included in the impairment on the assets held for sale as disclosed in Note 3 and is presented within “(Gain) loss on sale of assets and businesses” on the accompanying consolidated statement of operations.

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

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required and are included in contract liabilities on the accompanying consolidated balance sheets. The Company believes

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

that the accounting estimates and assumptions made by management are appropriate, however actual results could differ materially from those estimates.

For the fiscal year ended March 31, 2023, cumulative catch-up adjustments resulting from changes in contract values and estimated costs that arose during the fiscal year increased revenue, operating income, net income, and diluted earnings per share by approximately $21,208, $27,963, $27,963, and $0.39, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2023, included gross favorable adjustments of approximately $32,699 and gross unfavorable adjustments of approximately $4,736.

For the fiscal year ended March 31, 2022, cumulative catch-up adjustments resulting from changes in estimates increased revenue and decreased operating loss, net loss, and diluted loss per share by approximately $6,884, $16,042, $16,042, and $0.25, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2022, included gross favorable adjustments of approximately $30,560 and gross unfavorable adjustments of approximately $14,518.

For the fiscal year ended March 31, 2021, cumulative catch-up adjustments resulting from changes in estimates increased revenue and decreased operating loss, net loss, and diluted loss per share by approximately $4,796, $12,332, $12,332, and $0.23, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2021, included gross favorable adjustments of approximately $55,180 and gross unfavorable adjustments of approximately $42,848.

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

Each Warrant represents the right to purchase initially one share of common stock, subject to certain anti-dilution adjustments (“Warrant Shares Per Warrant”), at an exercise price of $12.35 per Warrant (the “Exercise Price”), subject to certain anti-dilution adjustments (the “Implied Per Share Exercise Price”). Payment for shares of common stock on exercise of Warrants may be in (i) cash or (ii) under certain circumstances, Designated Notes (as defined below). In the event Designated Notes are used to pay for the exercise of the Warrants, accrued interest (in addition to the stated aggregate principal amount) will be forfeited upon exercise, unless exercise occurs after a record date for the payment of interest and before the resulting scheduled payment date (in which case note holders will receive the scheduled interest payment). If all Warrants were exercised and settled as of March 31, 2023, the Company would be required to issue approximately 19.1 million shares (assuming no over-exercise options, as described below, were exercised). The closing price of the Company’s shares of common stock was $11.59 as of March 31, 2023.

“Designated Notes” means, collectively, any of the issued and outstanding notes of the Company as designated or undesignated by the Company from time to time; provided that any designation by the Company of a particular series of notes as “Designated Notes” shall retain such designation for a minimum of 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company also has the right, but not obligation, to remove one or more series of its notes from being “Designated Notes,” but such redesignation shall only be effective 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company initially designated the following notes as “Designated Notes,” each as defined in above: the 2024 First Lien Notes, the 2024 Second Lien Notes, and the 2025 Notes. On February 3, 2023, the Company published a press release announcing the de-designation of the 2024 First Lien Notes and the 2024 Second Lien Notes.

Pursuant to the terms of the Warrant Agreement, a holder may elect to pay an additional amount equal to $1.8525 (being 0.15 multiplied by the Exercise Price) in exchange for an additional number of shares of common stock equal to the product of 0.15 and the Warrant Shares Per Warrant applicable to the relevant exercise on the terms specified in the Warrant Agreement. If all Warrants were exercised as of March 31, 2023 and each holder were to elect to pay the additional $1.8525 to receive additional

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

shares, the Company would be required to issue an additional approximately 2.9 million shares in settlement of the incremental exercise price received.

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

An ownership limitation is in place such that a holder of Warrants is not permitted to exercise Warrants for any shares of common stock if following such exercise the holder will have beneficial ownership of common stock in excess of 4.9% of the then issued and outstanding common stock (excluding shares held by subsidiaries); provided, that a holder of Common Stock in excess of 4.9% of the issued and outstanding common stock as of 5:00 p.m. New York City time on December 1, 2022 will be entitled to exercise Warrants received in the Warrant Distribution, but only to the extent such holder’s receipt of such common stock is permitted by a waiver in effect at such time that constitutes “Prior Approval of the Company” under the Tax Benefit Preservation Plan, dated March 11, 2022, between the Company and Computershare Trust Company, N.A., as rights agent.

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

At distribution, the fair value of the Warrants was $19,500. At March 31, 2023, the fair value of the Warrants was approximately $9,563 and $9,796 of warrants remeasurement gain has been recognized in the year ended March 31, 2023. Following the issuance on December 19, 2022 through March 31, 2023, approximately 0.4 million Warrants have been exercised

Leases

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

Retirement Benefits

Defined benefit pension plans are recognized in the consolidated financial statements on an actuarial basis. A significant element in determining the Company's pension (income) expense is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The Company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (income) expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset (losses) gains affects the calculated value of plan assets and, ultimately, future pension (income) expense.

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

From time to time, the Company may enter into transactions that relieve it of primary responsibility for all or more than a minor portion of certain of its pension benefit obligations. When these transactions are effected through an irrevocable action that relieves the Company of primary responsibility for its pension or other postretirement benefit obligations and eliminates significant risks related to the obligation and the related assets used to effect the transaction, they are considered settlements, as defined by ASC 715, Compensation – Retirement Benefits. When a transaction meets the definition of a settlement, at the time of settlement the Company recognizes as a gain or loss the pro rata amount of the net gain or loss in accumulated other comprehensive loss based on the proportion of the projected benefit obligation settled to the total projected benefit obligation.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contingencies

Contingences are existing conditions, situations or circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality, and gains or losses resulting from other events and developments. Liabilities for loss contingencies are accrued in the amount of its best estimate for the ultimate loss when a loss is considered probable of having been incurred and is reasonably estimable. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. The Company regularly reviews contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Contingencies that might result in gains are generally not accrued until the contingencies are resolved and the gain is realized or realizable. Refer to Note 17 for further disclosure.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs for the asset or liability. The Company has applied fair value measurements when measuring the warrants (refer to the above disclosure), when comparing the carrying value of assets held for sale with the related fair value less cost to sell (see Note 3), when measuring long-lived asset impairment in fiscal 2021 (see above within the disclosure of the Company’s goodwill and intangible asset accounting policies), when disclosing the fair value of its long-term debt not recorded at fair value (see Note 10) and when measuring its pension and postretirement plan assets (see Note 15).

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

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, of which approximately $10,630 was received in the year ended March 31, 2022, and the remainder of which was received in the year ended March 31, 2023. In July 2022, the Company received a letter from the DOT confirming that the Company had satisfied the reporting requirements under the AMJP. In the twelve months ended March 31, 2023 and 2022, the Company recognized as a reduction in cost of sales approximately $5,300 and $14,064, respectively, the former representing the final balance of the earned grant benefit.

For the fiscal years ended March 31, 2023, 2022, and 2021, the Company paid $4,565, $5,382, and $2,297, respectively, for income taxes, net of income tax refunds received.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs, in the year ended March 31, 2023. The purchase price included the assumption of certain liabilities of the Company; no cash proceeds were received in the transaction. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors (formerly Aerospace Structures) reportable segment through the date of divestiture.

In the year ended March 31, 2023, the Company recognized a gain of approximately $4,500 from working capital settlements related to the fiscal 2022 divestitures described below.

Fiscal 2022 Divestitures

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand. In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. In February 2021, the Company entered into a definitive agreement to sell its large structure manufacturing operations in Red Oak, Texas, to the same buyer of the Milledgeville and Rayong composites manufacturing operations. In the year ended March 31, 2021, the Company adjusted the carrying amount of these assets held for sale to its estimated fair value less cost to sell and recognized a loss in that period of approximately $102,500, which is included in (gain) loss on sale of assets and businesses. The estimate of fair value is categorized as Level 2 within the fair value hierarchy. The key assumptions used in the estimate of fair value were the negotiated sales price of the assets and the assumption of the disposal group’s liabilities. These transactions closed in May 2021. Upon the completion of the sale of the composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized an additional loss of approximately $6,000, which is presented on the accompanying condensed consolidated statements of operations within (gain) loss on sale of assets and businesses for the year ended March 31, 2022. The loss was primarily the result of changes in the working capital balances of the disposal group from March 31, 2021, to the date of divestiture. The operating results of these related operations are included within the Interiors (formerly Aerospace Structures) reportable segment through the date of divestiture. As disclosed in Note 15, as a result of the completed sale of these manufacturing operations, the Company recognized a curtailment loss of approximately $16,000 during the three months ended June 30, 2021.

In August 2021, the Company’s Board of Directors committed to a plan to sell and license certain legacy product lines of the Company’s Staverton, United Kingdom operations. The transaction includes the existing facility and select product lines associated with the site. The transaction closed in October 2021 for net proceeds of approximately $34,000, and the effect on earnings was insignificant. The operating results of the Staverton, United Kingdom, manufacturing operations were included within the Systems & Support reportable segment through the date of divestiture.

As a result of the fiscal 2022 divestitures described above, including routine closing working capital adjustments, the Company recognized losses of approximately $8,000 in the three months ended September 30, 2021.

Fiscal 2021 Divestitures

In August 2020, the Company completed the transfer of the assets and certain liabilities associated with its Gulfstream G650 wing supply chain activities for cash proceeds net of transaction costs of approximately $51,000. This transaction also resulted in the derecognition of approximately $18,157 in accrued warranties related to these activities. The Company recognized a loss of approximately $819, which is presented on the accompanying consolidated statements of operations within (gain) loss on sale of assets and businesses. The operating results associated with the G650 wing supply chain activities were included within Interiors (formerly Aerospace Structures) through the date of transfer.

4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based on the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 20, Segments.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied over time and at a point in time (excluding intercompany sales) for the years ended March 31, 2023, 2022, and 2021:

	Year Ended March 31,
	2023	2022	2021
Systems & Support
Satisfied over time	$541,931	$490,082	$464,874
Satisfied at a point in time	623,095	534,472	576,886
Revenue from contracts with customers	1,165,026	1,024,554	1,041,760
Amortization of acquired contract liabilities	2,500	5,859	15,062
Total Systems & Support revenue	1,167,526	1,030,413	1,056,822

Interiors (formerly Aerospace Structures)
Satisfied over time	$189,710	$402,194	$746,545
Satisfied at a point in time	21,892	27,323	42,850
Revenue from contracts with customers	211,602	429,517	789,395
Amortization of acquired contract liabilities	—	12	23,502
Total Interiors (formerly Aerospace Structures) revenue	211,602	429,529	812,897
Total revenue	$1,379,128	$1,459,942	$1,869,719

The following table shows net sales by disaggregated by channel and end market (excluding intercompany sales) for the years ended March 31, 2023, 2022, and 2021.

	Year Ended March 31,
	2023	2022	2021
Systems & Support
OEM Commercial	$335,871	$245,454	$248,884
OEM Military	260,943	276,947	320,591
MRO Commercial	322,780	233,789	211,510
MRO Military	212,958	223,369	225,966
Non-aviation	32,474	44,995	34,809
Revenue from contracts with customers	1,165,026	1,024,554	1,041,760
Amortization of acquired contract liabilities	2,500	5,859	15,062
Total Systems & Support revenue	$1,167,526	$1,030,413	$1,056,822

Interiors (formerly Aerospace Structures)
OEM Commercial	$207,672	$400,482	$633,078
OEM Military	108	15,429	127,644
MRO Commercial	2,713	11,154	18,114
MRO Military	—	1,052	10,189
Non-aviation	1,109	1,400	370
Revenue from contracts with customers	211,602	429,517	789,395
Amortization of acquired contract liabilities	—	12	23,502
Total Interiors (formerly Aerospace Structures) revenue	211,602	429,529	812,897
Total revenue	$1,379,128	$1,459,942	$1,869,719

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific matters when they arise. Contract assets are presented net of this reserve on the accompanying consolidated balance sheets. For the years ended March 31, 2023 and 2022, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	March 31, 2023	March 31, 2022	Change
Contract assets	$103,027	$101,893	$1,134
Contract liabilities	(44,945)	(172,862)	127,917
Net contract asset (liability)	$58,082	$(70,969)	$129,051

The Company recognized revenue due to changes in estimates associated with performance obligations satisfied or partially satisfied in previous periods of $21,208. The change in contract assets was not significant in the year ended March 31, 2023. The change in contract liabilities is the result of revenue recognized in excess of the receipt of additional customer advances as well as the extinguishment of approximately $103,803 of customer advance repayment obligations that were assumed by the buyer of the Stuart, Florida, manufacturing operations. For the period ended March 31, 2023, the Company recognized $46,779 of revenue that was included in the contract liability balance at the beginning of the period.

Performance Obligations

Customers generally contract with the Company for requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured components, as well as spare parts and repairs. A single contract may contain multiple performance obligations consisting of both recurring and nonrecurring elements.

As of March 31, 2023, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,407,748	$871,858	$504,989	$27,746	$3,155

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

The components of inventories are as follows:

	March 31,
	2023	2022
Raw materials	$44,834	$44,841
Work-in-process, including manufactured and purchased components	304,874	269,368
Finished goods	17,000	19,472
Rotable assets	22,537	28,011
Total inventories	$389,245	$361,692

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

Net property and equipment is:

	March 31,
	2023	2022
Land	$18,459	$18,109
Construction-in-process	13,196	13,691
Buildings and improvements	124,189	117,284
Machinery and equipment	449,388	464,141
	605,232	613,224
Less: accumulated depreciation	438,432	444,174
	$166,800	$169,050

Depreciation expense for the fiscal years ended March 31, 2023, 2022, and 2021, was $24,890, $40,282 and $71,651, respectively, which includes depreciation of assets under finance lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2023 and 2022:

Systems & Support
March 31, 2022	$513,722
Effect of exchange rate changes	(4,273)
March 31, 2023	$509,449

Systems & Support
March 31, 2021	$521,638
Effect of exchange rate changes	(3,899)
Goodwill associated with dispositions	(4,017)
March 31, 2022	$513,722

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2023 and 2022, Interiors (formerly Aerospace Structures) had gross goodwill of $475,302 and $475,302, respectively, which was fully impaired. As of March 31, 2023 and 2022, Systems & Support had gross goodwill of $575,570 and $579,843, respectively, and accumulated goodwill impairment of $66,121 and $66,121, respectively.

Intangible Assets

The components of intangible assets, net are as follows:

	March 31, 2023
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.6	154,679	(82,060)	72,619
Product rights, technology and licenses	11.4	52,990	(51,794)	1,196
Other	30.0	300	(217)	83
Total intangibles, net		$207,969	$(134,071)	$73,898

	March 31, 2022
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.5	155,284	(73,806)	81,478
Product rights, technology and licenses	11.4	53,099	(49,820)	3,279
Other	30.0	300	(207)	93
Total intangibles, net		$208,683	$(123,833)	$84,850

Amortization expense for the fiscal years ended March 31, 2023, 2022, and 2021, was $10,692, $11,660, and $22,551, respectively. Amortization expense for the five fiscal years succeeding March 31, 2023, by year is expected to be as follows: 2024: $8,872; 2025: $8,872; 2026: $8,872; 2027: $7,975; 2028: $7,304, and thereafter: $32,003.

8. ACCRUED EXPENSES

Accrued expenses consist of the following items:

	March 31,
	2023	2022
Accrued pension	$768	$801
Accrued other postretirement benefits	2,378	2,715
Accrued compensation and benefits	61,818	74,014
Accrued interest	9,848	22,880
Accrued warranties	14,107	20,739
Accrued workers' compensation	7,448	13,547
Accrued income tax	3,702	4,205
Operating lease liabilities	3,369	6,318
Warrants	9,563	—
All other	38,347	62,840
Total accrued expenses	$151,348	$208,059

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

9. LEASES

The components of lease expense for the year ended March 31, 2023, 2022, and 2021, are disclosed in the table below.

		Year Ended March 31,
Lease Cost	Financial Statement Classification	2023	2022	2021
Operating lease cost	Cost of sales or Selling, general and administrative expense	$8,561	$9,473	$22,976
Variable lease cost	Cost of sales or Selling, general and administrative expense	1,431	9,359	9,344
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization	2,760	3,785	4,673
Interest on lease liability	Interest expense and other	1,377	1,590	1,580
Total lease cost (1)		$14,129	$24,207	$38,573

(1)
Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the years ended March 31, 2023, 2022, and 2021, is disclosed in the table below.

	Year Ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$7,204	$14,133	$21,008
Operating cash flows used in finance leases	1,377	1,602	1,583
Financing cash flows used in finance leases	3,293	5,161	7,774
ROU assets obtained in exchange for lease liabilities
Operating leases	5,054	666	6,547
Finance leases	1,553	725	2,909

Supplemental balance sheet information related to leases as of March 31, 2023 and 2022, is disclosed in the table below.

		March 31,
Leases	Classification	2023	2022
Assets
Operating lease ROU assets	Other, net Assets held for sale	$17,135	$18,312

Finance lease ROU assets, cost	Property and equipment, net	33,978	32,406
Accumulated amortization	Property and equipment, net	(23,058)	(20,299)
Finance lease ROU assets, net		10,920	12,107
Total lease assets		$28,055	$30,419

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$3,369	$6,624
Finance	Current portion of long-term debt	3,162	3,268
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	14,639	13,324
Finance	Long-term debt, less current portion	11,654	13,224
Total lease liabilities		$32,824	$36,440

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Information related to lease terms and discount rates as of March 31, 2023 and 2022, is disclosed in the table below.

	March 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	7.3	3.2
Finance leases	6.9	7.9

Weighted average discount rate
Operating leases	7.5%	6.1%
Finance leases	7.5%	6.8%

The maturity of the Company's lease liabilities as of March 31, 2023, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2024	$3,282	$3,844	$7,126
FY2025	3,970	2,964	6,934
FY2026	3,452	2,027	5,479
FY2027	3,281	2,096	5,377
FY2028	1,786	1,411	3,197
Thereafter	8,360	6,313	14,673
Total lease payments	24,131	18,655	42,786
Less: Imputed interest	(6,123)	(3,839)	(9,962)
Total lease liabilities	$18,008	$14,816	$32,824

10. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2023	2022
Finance leases	14,816	16,492
Senior secured first lien notes due 2028	1,200,000	—
Senior secured first lien notes due 2024	—	563,171
Senior secured notes due 2024	—	525,000
Senior notes due 2025	499,024	500,000
Less: debt issuance costs	(22,058)	(15,173)
	1,691,782	1,589,490
Less: current portion	3,162	3,268
	$1,688,620	$1,586,222

Receivables Securitization Program

In connection with the Securitization Facility, the Company sells on a revolving basis certain eligible accounts receivable to Triumph Receivables, LLC, a wholly-owned special-purpose entity, which in turn sells a percentage ownership interest in the receivables to commercial paper conduits sponsored by financial institutions. The Company is the servicer of the trade accounts receivable under the Securitization Facility. Interest rates are based on the Bloomberg Short Term Bank Yield Index (“BSBY”), plus a 2.25% fee on the drawn portion and a fee ranging from 0.45% to 0.50% on the undrawn portion of the Securitization Facility. The drawn fee may be reduced to 2.00% depending on the credit rating of the Company. Collateralized letters of credit incur fees at a rate of 0.125%. The Company secures its trade accounts receivable, which are generally non-interest-bearing, in transactions that are accounted for as borrowings pursuant to ASC 860, Transfers and Servicing. The Company has established a letter of credit facility under the Securitization Facility. Under the provisions of the letter of credit facility, the Company may request the Securitization Facility’s administrator to issue one or more letters of credit that will expire no later than 12 months after the date of issuance, extension or renewal, as applicable.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2023, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At March 31, 2023 and 2022, there were $0 in borrowings and $19,753 and $23,339, respectively, in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies. The Securitization Facility expires in November 2024.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company’s assets.

Senior Secured First Lien Notes due 2028

On March 14, 2023, the Company issued $1,200,000 principal amount of 9.000% Senior Secured First Lien Notes due March 15, 2028, pursuant to an indenture among the Company, the Guarantor Subsidiaries, and U.S. Bank National Association, as trustee. The 2028 First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 9.000%. Interest is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2023. In connection with the issuance of the 2028 First Lien Notes, the Company incurred approximately $20,000 of costs, which were deferred and are being amortized over the term of the 2028 First Lien Notes.

The 2028 First Lien Notes and the guarantees are first lien secured obligations of the Company and the Guarantor Subsidiaries. The 2028 First Lien Notes:

(i)
rank equally in right of payment to any existing and future senior indebtedness of the Company and Guarantor Subsidiaries, including the 2025 Notes (as defined below);
(ii)
are effectively senior to all existing and future second lien obligations and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority);
(iii)
are senior in right of payment to all future subordinated indebtedness of the Company and the Guarantor Subsidiaries;
(iv)
are secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to the Collateral Trust Agreement;
(v)
are effectively subordinated to any existing and future obligations of the Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and
(vi)
are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2028 First Lien Notes, including the Securitization Facility.

The 2028 First Lien Notes are guaranteed on a full, senior, joint and several basis by each of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”) that guarantees the 2025 Notes. In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the 2028 First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, the holder of the 2028 First Lien Notes.

The 2028 First Lien Notes and the guarantees are secured, subject to permitted liens, by first-priority liens on substantially all of the Company’s and the Guarantor Subsidiaries’ assets (including certain of the Company’s real estate assets), whether now owned or hereafter acquired, other than certain excluded property, which liens will secure permitted additional first lien obligations on a pari passu basis, subject to the Collateral Trust Agreement (the “Collateral”). Under certain circumstances, the Collateral may be released without action by, or the consent of, the holders of the 2028 First Lien Notes. The 2028 First Lien Notes and the guarantees will not be secured by the assets of Non-Guarantor Subsidiaries (as defined below), which include the unrestricted subsidiaries to whom certain of the Company’s accounts receivables are and may in the future be sold to support borrowing under the Receivables Securitization Facility.

A collateral trust agreement (the “Collateral Trust Agreement”) among the Company, the Guarantor Subsidiaries, the Collateral Trustee and U.S. Bank National Association, in its capacity as the trustee for the 2028 First Lien Notes, will set forth therein the relative rights with respect to the Collateral as among the trustee for the 2028 First Lien Notes and certain subsequent holders of

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

first lien obligations and covering certain other matters relating to the administration of security interests. The Collateral Trust Agreement will generally control substantially all matters related to the Collateral, including with respect to decisions, distribution of proceeds or enforcement. Pursuant to the Collateral Trust Agreement, on the issue date of the 2028 First Lien Notes the Collateral Trustee will control certain matters related to the Collateral that the Collateral Trust Agreement specifies are in its discretion. If the Company incurs certain types of additional first lien obligations, the Controlling First Lien Holders (as defined in the Collateral Trust Agreement) will have the right to control decisions relating to the Collateral that are outside the Collateral Trustee’s discretion under the Collateral Trust Agreement and the 2028 Note holders may no longer be in control of such decisions.

The Company may redeem the 2028 First Lien Notes, in whole or in part, at any time or from time to time on or after March 15, 2025, at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. At any time or from time to time prior to March 15, 2025, the Company may redeem the 2028 First Lien Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest, if any, to the redemption date. In addition, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 2028 First Lien Notes prior to March 15, 2025, with the net cash proceeds from certain equity offerings at a redemption price equal to 109.000% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. The Company may redeem, at any time from time to time before March 15, 2025, up to 10% of the aggregate principal amount of the notes per annum, at a redemption price equal to 103% of the aggregate principal amount plus accrued and unpaid interest, if any, to the redemption date.

If the Company experiences specific kinds of changes of control, the Company is required to offer to purchase all of the 2028 First Lien Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The 2028 First Lien Notes Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate with other entities; and (ix) enter into transactions with affiliates. In addition, the 2028 First Lien Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the 2028 First Lien Notes or file such reports electronically with the SEC. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture, as well as suspension periods in certain circumstances.

Senior Secured First Lien Notes due 2024 and Senior Secured Notes Due 2024

During the year ended March 31, 2023, the Company sold intellectual property that required redemption of $19,340 of the outstanding principal balance and payment of a premium of approximately $1,287. On March 14, 2023, the Company used $1,068,831 of the proceeds from the issuance of the 2028 First Lien Notes (i) to call all outstanding 2024 First Lien Notes, (ii) to acquire a portion of the 2024 Second Lien Notes that the Company had offered to purchase as part of the Tender Offer, and (iii) to redeem the balance of the 2024 Second Lien Notes that were not tendered in the Tender Offer. The Company recognized additional net extinguishment losses of approximately $31,600 upon these redemptions.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The indenture governing the 2025 Notes (the "2025 Indenture") contains covenants that, among other things, limit the Company's ability and the ability of any of the guarantor subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (viii) enter into certain transactions with affiliates.

As disclosed in Note 2, as of March 31, 2023, the 2025 Notes are currently Designated Notes under the terms of the Warrant Agreement. Following the Warrants issuance on December 19, 2022, through March 31, 2023, $976 in principal amount of 2025 Notes were used to pay the exercise price for approximately 0.1 million Warrants, and resulting extinguishment losses from the write-off of deferred debt issuance costs were immaterial.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying consolidated financial statements are as follows:

March 31, 2023		March 31, 2022
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,691,782	$1,676,879	$1,589,490	$1,639,248

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on its existing debt (Level 2 inputs).

Interest paid on indebtedness during the fiscal years ended March 31, 2023, 2022, and 2021, amounted to $138,464, $137,922 and $116,515, respectively. The Company also made redemption premium payments of approximately $26,157 and $9,108 in the years ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the fiscal year maturities of long-term debt are as follows: 2024 — $3,162; 2025 — $2,215; 2026 — $500,427; 2027 — $1,576; 2028 — $1,200,983; and thereafter— $5,477 through 2032.

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are composed of the following items:

	March 31,
	2023	2022
Acquired contract liabilities, net	$9,845	$12,862
Accrued warranties	4,551	6,317
Accrued workers' compensation	11,146	9,024
Noncurrent contract liabilities	463	1,099
Operating lease liabilities	14,639	12,920
Environmental contingencies	4,400	5,336
Income tax reserves	300	300
Multiemployer pension plan withdrawal liability	13,415	—
All other	1,294	3,850
Total other noncurrent liabilities	$60,053	$51,708

12. INCOME TAXES

The components of loss from continuing operations before income taxes are as follows:

	Year ended March 31,
	2023	2022	2021
Foreign	$16,109	$14,962	$(1,518)
Domestic	79,572	(52,797)	(446,511)
	$95,681	$(37,835)	$(448,029)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2023	2022	2021
Current:
Federal	$(538)	$—	$—
State	735	(157)	(315)
Foreign	5,877	5,055	3,372
	6,074	4,898	3,057
Deferred:
Foreign	14	25	(176)
	14	25	(176)
	$6,088	$4,923	$2,881

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	8.1	15.9	2.7
Section 162(m)	2.1	(5.1)	(0.2)
Miscellaneous permanent items and nondeductible accruals	(3.4)	(0.9)	(0.5)
Research and development tax credit	(2.3)	6.0	0.7
Impact of foreign operations (including rate differential, rate change, and settlement with tax authorities	0.0	14.0	(0.3)
Valuation allowance	(19.1)	(61.9)	(25.5)
Global Intangible Low-Taxed Income	0.2	(2.0)	—
Other (including FIN 48)	(0.2)	(0.5)	1.4
Effective income tax rate	6.4%	(13.5)%	(0.7)%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2023	2022
Deferred tax assets:
Net operating loss and other credit carryforwards	$302,273	$337,361
Inventory	23,584	21,065
Accruals and reserves	21,336	32,138
Interest carryforward	103,826	80,593
Pension and other postretirement benefits	87,846	74,271
Lease right-of-use assets	5,259	4,199
Research and development	4,592	—
Acquired contract liabilities, net	3,012	3,686
	551,728	553,313
Valuation allowance	(512,579)	(512,357)
Net deferred tax assets	39,149	40,956
Deferred tax liabilities:
Deferred revenue	2,947	4,160
Property and equipment	11,487	14,172
Goodwill and other intangible assets	26,197	24,655
Lease liabilities	3,470	3,787
Prepaid expenses and other	2,316	1,395
	46,417	48,169
Net deferred tax liabilities	$7,268	$7,213

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company follows ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company's policy is to release the tax effects from accumulated other comprehensive loss when all of the related assets or liabilities that gave rise to the accumulated other comprehensive loss (income) have been derecognized. The Company has elected to treat global intangible low-taxed income (“GILTI”) as a period expense.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available and, in particular, the activity surrounding the Company's prior earnings history, including the forward losses and intangible impairments previously recognized, management determined that it was necessary to establish a valuation allowance against principally all of its net deferred tax assets. Given the objective verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, the Company excluded projected taxable income (aside from reversing taxable temporary differences) from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets.

During fiscal year 2023, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $222 primarily due to an aggregate utilization of net operating loss carryforwards of approximately $146,354, utilization of capital loss carryforwards, and changes to temporary differences related to the impairment of long-lived intangible assets, interest disallowance, research and development cost amortization, and pension and other postretirement benefit plans. As of March 31, 2023, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.

As of March 31, 2023, the Company has net operating loss carryforwards of $526,498, $1,433,276, and $136,646 for U.S. federal, state, and foreign jurisdictions, respectively. Approximately $65,020 of U.S. federal net operating losses begin to expire in 2038, and $461,478 have an indefinite carryforward period. State net operating losses begin to expire in 2024, with an immaterial portion classified as indefinite. Approximately $6,357 of foreign net operating losses begin to expire in 2027, and $130,289 have an indefinite carryforward period.

The effective income tax rate for the fiscal year ended March 31, 2023, was 6.4% as compared with (13.5)% for the fiscal year ended March 31, 2022. The effective income tax rate for the fiscal year ended March 31, 2023, included the benefit of the R&D tax credit of $2,234, and the change in the valuation allowance of $18,243. Due to the prior year pretax loss, the effective tax rate drivers on a percentage basis are amplified. Accordingly, a year-over-year comparison of the effective tax rate may not be indicative of changes in the Company's tax position.

The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays continue to expire in various years through 2026. The Company does not have any other tax holidays in the jurisdictions in which it operates. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $583 or $0.01 per diluted share in fiscal 2023, $415 or $0.01 per diluted share in fiscal 2022 and $0 or $0.00 per diluted share in fiscal 2021.

At March 31, 2023, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $203,893. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

As of March 31, 2023 and 2022, the total amount of unrecognized tax benefits was $12,085 and $11,800, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations, or foreign income tax examinations by tax authorities, for fiscal years ended before March 31, 2014.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2023, the Company is not subject to any income tax examinations. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. There are no material interest and penalties accrued as of the year ended March 31, 2023.

A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2023, 2022, and 2021 follows:

	Year ended March 31,
	2023	2022	2021
Beginning balance	$11,978	$11,750	$19,127
Adjustments for tax positions related to the current year	223	228	311
Adjustments for tax positions of prior years	(8)	—	(7,688)
Ending balance	$12,193	$11,978	$11,750

13. STOCKHOLDERS' DEFICIT

In March 2022, the Company adopted a tax benefits preservation plan (the " Plan") designed to preserve Triumph’s ability to utilize its net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits"). The Plan replaces a similar plan that was adopted in March 2019 and which expired in March 2022. The Company obtained stockholder approval for the Plan at its annual meeting of stockholders in July 2022.

Under the Plan, Triumph declared a dividend distribution of one right (a “Right”) for each share of its common stock outstanding at the close of business on March 21, 2022. The Plan will expire on March 13, 2025. The Rights also will expire: (i) if the Rights are redeemed or exchanged as provided in the Plan; (ii) if the Board determines that the Plan is no longer necessary or desirable for the preservation of the Tax Benefits; or (iii) if the Board determines that no Tax Benefits, once realized, as applicable, may be carried forward (in which case, the Rights will expire on the first date of the relevant taxable year for which such determination is made).

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

In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2023, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2023 and 2022, zero shares of preferred stock were outstanding.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2023 and 2022, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2021	$(42,161)	$1,015	$(489,046)		$(530,192)
AOCI before reclassifications	(5,772)	(2,244)	44,658		36,642
Amounts reclassified from AOCI	—	959	29,237	(2)	30,196
Net current period OCI	(5,772)	(1,285)	73,895		66,838
March 31, 2022	(47,933)	(270)	(415,151)		(463,354)
AOCI before reclassifications	(1,273)	2,265	(113,232)		(112,240)
Amounts reclassified from AOCI	—	(778)	21,726	(2)	20,948
Net current period OCI	(1,273)	1,487	(91,506)		(91,292)
March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic benefit (income) expense

14. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings (loss) per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding warrants and outstanding restricted stock units). As disclosed in Note 2, the warrants permit the tendering of Designated Notes in payment of the exercise price. In computing diluted EPS, the Company applies the if-converted method to the warrants and such warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added back as an adjustment to the numerator. The numerator also is adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the warrants when calculating diluted EPS.

The following is a reconciliation between the weighted average common shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended March 31,
	(in thousands)
	2023	2022	2021
Numerator:
Numerator for basic earnings per share:
Net income (loss)	$89,593	$(42,758)	$(450,910)

Effect of Dilutive Securities:
Warrants	(3,626)	—	—

Numerator for diluted earnings per share:
Income available to common stockholders after assumed conversions	$85,967	$(42,758)	$(450,910)

Denominator:
Denominator for basic earnings per share
Weighted average common shares outstanding - basic	65,021	64,538	52,739

Effect of Dilutive Securities:
Warrants	6,371	—	—
Restricted stock units	329	—	—
Dilutive potential common shares	6,700	—	—

Denominator for basic earnings per share
Weighted average common shares outstanding - diluted	71,721	64,538	52,739

Earnings (loss) per share:
Basic earnings per share	$1.38	$(0.66)	$(8.55)
Diluted earnings per share	$1.20	$(0.66)	$(8.55)

For the fiscal years ended March 31, 2023, 2022, and 2021, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at a rate of 75% of the first 6% of compensation contributed by the participant. All contributions and Company matched contributions are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $9,329, $2,998, and $1,665 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Effective April 1, 2020, the Company suspended its 401(k) matching contribution for non-represented employees and some represented employees. This suspension was ended December 31, 2021, and the Company's 401(k) matching program recommenced effective January 1, 2022.

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors several defined benefit pension plans covering some of its employees. Most current employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under applicable government regulations, by making payments into a trust separate from us. The Company has in the past contributed and may in the future contribute shares of its common stock to this separate trust which would reduce the cash contribution required by the Company.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In addition to the defined benefit pension plans, the Company provides other postretirement benefits ("OPEB") in the form of certain health care benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2023. The right to benefits under the current program ceased for all represented participants (actively employed and retired) by April 1, 2020. Company-funded notional health reimbursement accounts were provided to retired participants (and their dependents) whose eligibility for current benefits ended under the new agreement. As a result, the Company's OPEB liability is no longer material. Actuarial gains associated with the OPEB plan are carried within AOCI as shown in the table below.

In accordance with ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2023 and 2022, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the PBO or accumulated postretirement benefit obligation of the plan. The plan assets are principally publicly traded investments which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company’s evaluation of data from fund managers and comparable market data.

The following tables set forth the Company's consolidated defined benefit pension plans for its union and non-union employees as of March 31, 2023 and 2022, and the amounts recorded on the consolidated balance sheets at March 31, 2023 and 2022. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits
	Year ended March 31,
	2023	2022
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$1,946,201	$2,230,248
Service cost	638	745
Interest cost	65,069	46,891
Actuarial gain	(185,210)	(82,483)
Plan amendments	—	141
Curtailments	—	12,980
Participant contributions	115	146
Settlements	—	(104,991)
Special termination benefits	—	54
Benefits paid	(163,614)	(155,518)
Currency translation adjustment	(2,776)	(2,012)
Projected benefit obligation at end of year	$1,660,423	$1,946,201
Accumulated benefit obligation at end of year	$1,659,607	$1,904,104
Assumptions used to determine benefit obligations at end of year
Discount rate	5.09 - 5.19%	2.73 - 3.85%
Rate of compensation increase	3.92%	3.50 - 4.22%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Pension Benefits
	Year ended March 31,
	2023	2022
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,649,241	$1,853,963
Actual return on plan assets	(177,419)	56,796
Settlements	—	(104,991)
Participant contributions	115	147
Company contributions	1,100	1,057
Benefits paid	(163,615)	(155,519)
Currency translation adjustment	(2,966)	(2,212)
Fair value of plan assets at end of year	$1,306,456	$1,649,241
Funded status (underfunded)
Funded status	$(353,967)	$(296,960)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$5,124	$3,814
Accrued benefit liability—current	(768)	(801)
Accrued benefit liability—noncurrent	(358,323)	(299,973)
Net amount recognized	$(353,967)	$(296,960)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2023	2022	2023	2022
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service costs (credits)	$1,356	$1,458	$(43,900)	$(49,005)
Actuarial losses (gains)	756,664	674,720	(45,347)	(49,305)
Income tax (benefits) expenses related to above items	(204,132)	(204,594)	42,016	42,016
Unamortized benefit plan costs (gains)	$553,888	$471,584	$(47,231)	$(56,294)

The components of net periodic benefit cost for fiscal years ended March 31, 2023, 2022, and 2021, are as follows:

	Pension Benefits
	Year Ended March 31,
	2023	2022	2021
Components of net periodic pension cost
Service cost	$638	$745	$1,537
Interest cost	65,069	46,891	64,599
Expected return on plan assets	(121,195)	(133,540)	(136,581)
Amortization of prior service cost	102	260	974
Amortization of net loss	30,859	38,407	31,248
Curtailment loss	—	16,024	—
Settlements	—	35,927	—
Special termination benefits	—	54	—
Total net periodic benefit (income) expense	$(24,527)	$4,768	$(38,223)
Assumptions used to determine net periodic pension cost
Discount rate	2.66% - 3.93%	1.75% - 3.47%	2.47 - 3.32%
Expected long-term rate of return on plan assets	5.75 - 8.00%	1.41 - 8.00%	5.00 - 8.00%
Rate of compensation increase	3.50 - 4.22%	2.80 - 3.50%	3.50 - 4.50%

The Company recognized net periodic benefit income from its OPEB plan of approximately $9,163, $9,396, and $9,759 for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.

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

During the fiscal year ended March 31, 2023, the Society of Actuaries did not release a new mortality projection scale, and therefore the mortality projection scale remains unchanged. The Company did reflect an adjustment to the base mortality table for a subset of participants based on its review of actual mortality experience in the measurement of its U.S. pension plan as of March 31, 2023. This change resulted in an increase in the benefit obligation.

The projected benefit obligation assumptions impacting net actuarial gain consist of changes in discount and mortality rates, as well as changes in plan experience.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Additionally, the Company accrued a Withdrawal Liability (as defined below), and recognized in non-serviced defined benefit income, of $14,644 as a result of the exit of its Spokane, Washington, composites manufacturing operations in the year ended March 31, 2023. Refer to Note 17 for further information.

Expected Pension Benefit Payments

The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. The OPEB payments reflect the Company's portion of the funding. Estimated future benefit payments from plan assets and Company funds for the next ten years are as follows:

Year	Pension Benefits
2024	$165,443
2025	150,139
2026	144,837
2027	140,333
2028	135,495
2029 - 2033	614,559

Plan Assets, Investment Policy and Strategy

The table below sets forth the Company's target asset allocation for fiscal 2023 and the actual asset allocations at March 31, 2023 and 2022.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2023	2023	2022
Equity securities	50% - 60%	55%	58%
Fixed income securities	30% - 40%	34	33
Alternative investment funds	0% - 10%	10	7
Other	0% - 5%	1	2
Total		100%	100%

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The tables below provide the fair values of the Company's plan assets at March 31, 2023 and 2022, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$17,163	$—	$—	$17,163
Equity securities
International	100,370	—	—	100,370
U.S. equity	3,190	—	—	3,190
U.S. commingled fund	417,307	—	—	417,307
International commingled fund	30,977	—	—	30,977
Fixed income securities
Corporate bonds	—	12,904	—	12,904
Government securities	—	361,070	—	361,070
Other
Insurance contracts	—	—	626	626
Total investment in securities—assets	$569,007	$373,974	$626	$943,607
U.S. equity commingled fund				2,866
International equity commingled fund				161,458
U.S. fixed income commingled fund				44,861
International fixed income commingled fund				7,070
Government securities commingled fund				14,599
Private equity and infrastructure				126,549
Other				3,592
Total investment measured at NAV as a practical expedient				$360,995
Receivables				2,288
Payables				(434)
Total plan assets				$1,306,456

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

The effect of a 25 basis-point change in discount rates as of March 31, 2023, is shown below:

		Pension Benefits
Increase of 25 basis points
Obligation	*	$(34,222)
Net periodic expense		176
Decrease of 25 basis points
Obligation	*	$35,567
Net periodic expense		(204)

* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2024, the expected long-term rate of return is 5.75% - 8.00%.

Anticipated Contributions to Defined Benefit

The Company expects to contribute approximately $14,700 to its qualified U.S. defined benefit pension plans during fiscal 2024. No plan assets are expected to be returned to the Company in fiscal 2024.

16. STOCK COMPENSATION PLANS

The Company has stock incentive plans under which employees and non-employee directors may be granted equity awards in the form of stock options with an exercise price equal to the fair value of the Company’s stock on the grant date or in the form of restricted stock or restricted stock units that vest pursuant to service conditions and, in some cases, performance or market conditions. The stock incentive and compensation plans under which outstanding equity awards have been granted to employees, officers, and non-employee directors are the Triumph Group 2018 Equity Plan (the "2018 Plan"), the Triumph Group 2013 Equity and Cash Incentive Plan (the “2013 Plan”), the 2016 Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”), and the Amended and Restated Directors’ Stock Incentive Plan (the “Prior Directors’ Plan”). The Prior Directors’ Plan expired by its terms during fiscal 2017. The current stock incentive and compensation plans used for future awards are the 2018 Plan and the Directors’ Plan. New grants under the 2013 Plan ceased upon the approval of the 2018 Plan in fiscal 2019, and the 2013 Plan will formally expire by its terms during fiscal 2024. The 2018 Plan and the Directors’ Plan are collectively referred to in this note as the plans.

Management and the compensation committee have utilized restricted stock and restricted stock units as its primary form of share-based incentive compensation. Restricted stock and restricted stock units that vest solely pursuant to service conditions generally vest on a graded basis over a three year period and are subject to forfeiture should the grantee’s employment be terminated prior to an applicable vesting date. Management and the compensation committee have also granted restricted stock and restricted stock units, referred to herein as performance restricted stock awards, that vest pursuant to a combination of service conditions as well as market and performance conditions. Such awards may vest, subject to specific market or performance conditions, on a cliff vesting basis at the end of a three year performance period, on a graded basis over discrete performance periods over three year period, or a combination of thereof. The market and performance conditions may result in the awards vesting below target, including zero vesting awards if certain threshold vesting conditions are not met, or up to 300% of the number of awards granted, if certain vesting conditions are exceeded. The share-based payment expense arising from restricted stock and restricted stock unit expense is included in capital in excess of par value. The fair value of restricted stock or restricted stock units awards subject only to service conditions or service and performance conditions is determined by the product of the number of shares granted and the grant date market price of the Company's common stock, adjusted for material non-public information that the Company may be aware of as of the grant date, if any. The fair value of restricted stock or restricted stock units awards that contain market conditions is determined by the product of the number of shares granted and the grant date fair value of such an award value using a Monte Carlo valuation methodology. The fair value of share-based

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

compensation granted to employees was $13,728, $14,129, and $13,103 during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. The fair value of restricted stock and restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period. The Company recognized $8,913, $9,782 and $12,701 of share-based compensation expense during the fiscal years ended March 31, 2023, 2022, and 2021, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to the employees receiving share-based compensation.

At March 31, 2023 and 2022, 979,855 shares and 1,706,634 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's non-vested shares/units of restricted stock and deferred stock units as of March 31, 2023, and changes during the fiscal year ended March 31, 2023, is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted awards and deferred stock units at March 31, 2022	1,361,155	$18.00
Granted	954,949	14.38
Vested	(561,862)	16.46
Forfeited	(241,046)	19.73
Non-vested restricted awards and deferred stock units at March 31, 2023	1,513,196	$16.01

The fair value of employee restricted stock and restricted stock units which vested during fiscal 2023, 2022 and 2021 was $9,247, $7,453, and $8,037, respectively. Expected future compensation expense on restricted stock units, net of expected forfeitures, is approximately $11,626, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.5 years.

17. COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

Commercial Disputes and Litigation

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of March 31, 2023, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the parties, and the ultimate claims made by the parties against each other could be material. As of March 31, 2023, we have

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material. The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures, including a May 17, 2023, letter relating to the sale of the Stuart facility. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. While the Company cannot predict the outcome of any pending or future litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a co-obligor under the contract pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company is typically indemnified by acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. As of March 31, 2023, no related indemnification assets or liabilities or guarantee liabilities have been recorded, and the Company has not been called upon to act as co-obligor under such arrangements through that date. Also, in connection with certain divestitures, the Company has assigned lease facility lease agreements to the acquirers and entered into agreements to act as a co-obligor under the lease agreement in the event of non-performance under the lease by the assignee. The Company is generally indemnified by the assignee or other third party to the transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord has acknowledged its duty to mitigate damages by re-leasing the property. The Company expects to be fully indemnified for any amounts payable under such guarantee.

As the Company has completed the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. The Withdrawal Liability is subject to further adjustment based on the finalization of the Fund’s actuarial valuation for the plan year ending December 31, 2021, (i.e., the applicable plan year preceding the date of the Company’s withdrawal). The Company has accrued a liability of $14,644, on the accompanying consolidated balance sheet as of March 31, 2023, representing its estimate of the obligation based on the letter received from the Fund. The Company is in the process of reviewing and responding to the withdrawal liability assessment, and it is possible the Withdrawal Liability could be reduced during that process.

18. CUSTOMER CONCENTRATION

Trade and other receivables from The Boeing Company ("Boeing") represented approximately 12% and 17% of total trade and other receivables as of March 31, 2023 and 2022, respectively. Trade and other receivables from Daher Aerospace Inc. ("Daher") include receivables that largely correspond with payables associated with transition services and represented approximately 20% as of March 31, 2023. The Company has a right to collect such receivables from Daher when the related trade payable is paid by the Company. The transition services agreement with Daher is set to contractually expire on June 30, 2023. Trade and other accounts receivable from Daher were not significant as of March 31, 2022. The Company had no other significant concentrations of credit risk.

Sales to Boeing for fiscal 2023 were $296,132, or 21% of net sales, of which $191,193 and $104,939 were from Systems & Support and Interiors (formerly Aerospace Structures), respectively. Sales to Boeing for fiscal 2022 were $491,606, or 34% of net sales, of which $157,686 and $333,920 were from Systems & Support and Interiors (formerly Aerospace Structures), respectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Sales to Boeing for fiscal 2021 were $698,372, or 37% of net sales, of which $225,027 and $473,346 were from Systems & Support and Interiors (formerly Aerospace Structures), respectively.

No other single customer accounted for more than 10% of the Company's net sales; however, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

The Company currently generates a majority of its revenue from clients in the commercial aerospace industry and the military. The Company's growth and financial results are largely dependent on continued demand for its products and services from clients in these industries. When these industries experience a downturn, it is possible that customers in these sectors may conduct less business with the Company.

19. COLLECTIVE BARGAINING AGREEMENTS

Approximately 9% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2023, none of the Company's collectively bargained workforce is working under contracts that have expired, and 33% of the Company’s collectively bargained workforce are working under contracts that are set to expire within one year.

During the fiscal year ending March 31, 2023, an extension to our current collective bargaining agreement was negotiated and ratified for the Forest, Ohio location. In addition, the Company negotiated and ratified a new collective bargaining agreement for our North Wales, Pennsylvania, location.

20. SEGMENTS

The Company reports financial performance based on the following two reportable segments: Systems & Support and Interiors (formerly Aerospace Structures). The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, consideration payable to customer related to divestiture, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate the performance of its segments and allocate resources.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Year Ended March 31, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors*
Net sales to external customers	$1,379,128	$—	$1,167,526	$211,602
Intersegment sales (eliminated in consolidation)	—	(52)	7	45
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	250,081	—	218,144	31,937

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(35,581)	(2,117)	(29,781)	(3,683)
Interest expense and other, net	(137,714)
Corporate expenses	(54,333)
Share-based compensation expense	(8,913)
Gain on sale of assets and businesses	101,523
Amortization of acquired contract liabilities	2,500
Non-service defined benefit income	19,664
Consideration payable to customer related to divestiture	(17,185)
Debt extinguishment loss	(33,044)
Warrant remeasurement gain, net	8,683
Income before income taxes	95,681

Total capital expenditures	$20,676	$1,114	$18,048	$1,514
Total assets	$1,714,844	$191,635	$1,388,211	$134,998

	Year Ended March 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors*
Net sales to external customers	$1,459,942	$—	$1,030,413	$429,529
Intersegment sales (eliminated in consolidation)	—	(49)	31	18
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	220,259	—	190,055	30,204

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(49,635)	(3,245)	(32,464)	(13,926)
Interest expense and other, net	(135,861)
Corporate expenses	(50,834)
Share-based compensation expense	(9,782)
Loss on sale of assets and businesses	(9,294)
Amortization of acquired contract liabilities	5,871
Non-service defined benefit income	5,373
Impairment of long-lived assets	(2,308)
Debt extinguishment loss	(11,624)
Income before income taxes	(37,835)

Total capital expenditures	$19,660	$711	$15,716	$3,233
Total assets	$1,761,166	$200,100	$1,377,348	$183,718

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2021
	Total	Corporate & Eliminations	Systems & Support	Interiors*
Net sales to external customers	$1,869,719	$—	$1,056,822	$812,897
Intersegment sales (eliminated in consolidation)	—	(4,653)	3,179	1,474
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	173,197	—	155,693	17,504

Reconciliation of segment profit to income (loss) before income taxes
Depreciation and amortization	(93,334)	(3,459)	(33,549)	(56,326)
Interest expense and other, net	(171,397)
Corporate expenses	(51,104)
Share-based compensation expense	(12,701)
Loss on sale of assets and businesses	(104,702)
Amortization of acquired contract liabilities	38,564
Non-service defined benefit income	49,519
Impairment of rotable inventory	(23,689)
Impairment of long-lived assets	(252,382)
Income before income taxes	(448,029)

Total capital expenditures	$25,178	$1,030	$15,239	$8,909

* Interiors was formerly disclosed as Aerospace Structures. Other than the divestitures disclosed in Note 3, no changes in the composition of this reportable segment has occurred.

During fiscal years ended March 31, 2023, 2022, and 2021, the Company had foreign sales of $314,759, $309,961, and $359,406, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2023 and 2022, the Company had foreign long-lived assets of $139,059 and $143,272, respectively.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Other (1)	Balance at end of year
For year ended March 31, 2023:
Deferred tax assets valuation allowance	$512,357	(21,279)	21,501	$512,579
For year ended March 31, 2022:
Deferred tax assets valuation allowance	$512,554	18,062	(18,259)	$512,357
For year ended March 31, 2021:
Deferred tax assets valuation allowance	$438,667	117,088	(43,201)	$512,554

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

As of March 31, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2023.

Triumph's independent registered public accounting firm, Ernst & Young LLP, has audited Triumph's effectiveness of internal control over financial reporting. This report appears on the following page.

/s/ Daniel J. Crowley
Daniel J. Crowley Chairman, President, and Chief Executive Officer
/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer
/s/ Kai W. Kasiguran
Kai W. Kasiguran Vice President and Controller

May 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Triumph Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triumph Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Triumph Group, Inc. as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 23, 2023, expressed an unqualified opinion thereon.

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

May 23, 2023

Changes in Internal Control Over Financial Reporting

In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, or as a result of newly adopted accounting standards, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for directors and executive officers is incorporated herein by reference to our definitive 2023 Proxy Statement for our 2023 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

None.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2023 Proxy Statement.

Stockholder Nominations

The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2023 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2023 Proxy Statement.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the 2023 Proxy Statement.

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

(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.3	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K/A	001-12235	3.1	August 5, 2019
3.5	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 26, 2019
4.1	Form of Certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of August 17, 2017, between Triumph Group, Inc. and U.S. Bank National Association, as trustee	8-K	001-12235	4.1	August 18, 2017
4.3	Form of 7.750% Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.1	August 18, 2017
4.4	Indenture, dated as of March 14, 2023, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee for the Notes.	8-K	001-12235	4.1	March 14, 2023
4.5	Form of 9.000% Senior Secured First Lien Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-12235	4.1	March 14, 2023
4.6	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 13, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.7	Description of Securities	10-K	001-12235	4.8	May 23, 2019
4.8	Twenty-Sixth Amendment dated August 17, 2020 among Triumph Receivables, LLC as seller, Triumph Group, Inc. as servicer, and PNC Bank, National Association, as a related committed purchaser, purchaser agent, and administrator.	8-K	001-12235	4.3	August 18, 2020
4.9	Fourth Amendment to Performance Guaranty, dated August 17, 2020 among Triumph Group, Inc. as performance guarantor, and PNC Bank, National Association, as purchaser agent, and administrator.	8-K	001-12235	4.4	August 18, 2020
4.10	Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent.	8-K	001-12235	4.1	October 5, 2020
4.11	Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC.	8-K	001-12235	4.2	October 5, 2020
4.12	Amended and Restated Performance Guaranty, dated as of September 29, 2020, by Triumph Group, Inc. in favor of PNC Bank, National Association, as administrator.	8-K	001-12235	4.3	October 5, 2020
4.13	Amendment No. 14 to Blocked Account Agreement, effective as of November 5, 2021, between Triumph Receivables LLC, Triumph Group, Inc., and PNC Bank, National Association.	10-Q	001-12235	10.1	February 8, 2022
4.14	Twelfth Amended and Restated Purchaser Group Fee Letter, effective as of November 5, 2021, among Triumph Receivables, LLC, Triumph Group, Inc., the various purchasers and purchaser agents from time to time party thereto, PNC Capital Markets LLC, and PNC Bank, National Association.	10-Q	001-12235	10.2	February 8, 2022
4.15	Second Amended and Restated Performance Guaranty, effective as of November 5, 2021, by Triumph Group, Inc., in favor of PNC Bank, National Association.	10-Q	001-12235	10.3	February 8, 2022
4.16	First Amendment to Amended and Restated Purchase and Sale Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and each of the entities listed on the signature pages hereto as an Originator.	10-Q	001-12235	10.4	February 8, 2022
4.17	Second Amendment to Amended and Restated Receivables Purchase Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and PNC Bank, National Association.	10-Q	001-12235	10.5	February 8, 2022
4.18	Tax Benefits Preservation Plan, dated March 11, 2022 to be effective as of March 13, 2022, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 11, 2022
Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013

10.3	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.4	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.5	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.6	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.7	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.8	Form of Receivables Purchase Agreement, dated August 7, 2008, by and among the Triumph Group, Inc., as Initial Servicer, Triumph Receivables, LLC, as Seller, the various Purchasers and Purchase Agents from time to time party thereto and PNC National Association, as Administrative Agent.	8-K	001-12235	10.1	August 12, 2008
10.9	Third Amendment to Receivables Purchase Agreement, dated as of June 21, 2010, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	June 25, 2010
10.10	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.11	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.12	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.13	Sixth Amendment to Receivables Purchase Agreement, dated as of February 26, 2013, by and among Triumph Receivables LLC, Triumph Group, Inc., Market Street Funding LLC and PNC Bank, National Association	8-K	001-12235	10.1	March 1, 2013
10.14	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.15	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.16	Tenth Amendment to Receivables Purchase Agreement dated as of November 25, 2014	8-K	001-12235	10.1	November 26, 2014
10.17	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.18	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.19	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.20	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.21	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016

10.22	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.33	May 26, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.23	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.24	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.25	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.26	Triumph Group, Inc. Amended and Restated 2018 Equity Incentive Plan, effective July 16, 2020*	8-K	001-12235	10.1	July 21, 2020
10.27	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	10-K	001-12235	10.32.2	May 23, 2019
10.28	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.29	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	10-K	001-12235	10.33.1	May 23, 2019
10.30	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	10-K	001-12235	10.40	May 23, 2019
10.31	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	10-K	001-12235	10.41	May 23, 2019
10.32	Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019)	8-K	001-12235	10.1	December 9, 2019
10.33	Employment Letter between Triumph Group, Inc. and Jennifer Allen, dated August 14, 2018	10-K	001-12235	10.45	May 28, 2020
10.34	Amendment No. 1 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.2	August 5, 2020
10.35	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.3	August 5, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.36	Collateral Trust Agreement, dated August 17, 2020 among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	10.2	August 18, 2020
10.37	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of November 17, 2020.*	8-K	001-12235	10.1	November 18, 2020
10.38	Equity Distribution Agreement, dated February 4, 2021, by and between Triumph Group, Inc. and Citigroup Global Markets Inc.	8-K	001-12235	1.1	February 4, 2021
10.39	Form of Offer Letter between Triumph Group, Inc. and Thomas Quigley dated as of August 26, 2022	#	#	#	#
10.40	Form of Offer Letter between Triumph Group, Inc. and Kai Kasiguran dated as of August 26, 2022	#	#	#	#
18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.	10-Q	001-12235	18.1	November 5, 2020
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#

31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
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

101

The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Stockholders’ Deficit for the fiscal years ended March 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, 2022, and 2021; (v) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2023, 2022, and 2021; and (vi) Notes to the Consolidated Financial Statements

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

TRIUMPH GROUP, INC.

/s/ Daniel J. Crowley
Dated:	May 23, 2023	By:	Daniel J. Crowley Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman, President, Chief Executive Officer and Director	May 23, 2023
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	May 23, 2023
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

	Vice President, Controller	May 23, 2023
/s/ Kai W. Kasiguran	(Principal Accounting Officer)
Kai W. Kasiguran

/s/ William L. Mansfield	Lead Independent Director	May 23, 2023
William L. Mansfield

/s/ Paul Bourgon	Director	May 23, 2023
Paul Bourgon

/s/ Cynthia M. Egnotovich	Director	May 23, 2023
Cynthia M. Egnotovich

/s/ Daniel P. Garton	Director	May 23, 2023
Daniel P. Garton

/s/ Barbara Humpton	Director	May 23, 2023
Barbara Humpton

/s/ Neal J. Keating	Director	May 23, 2023
Neal J. Keating

/s/ Colleen C. Repplier	Director	May 23, 2023
Colleen C. Repplier

/s/ Larry O. Spencer	Director	May 23, 2023
Larry O. Spencer