Form 10-Q
period 2023-06-30
TRIUMPH GROUP INC
filed 2023-08-11
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on August 7, 2023, was 76,713,281.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	June 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$146,318	$227,403
Trade and other receivables, less allowance for credit losses of $8,592 and $8,382	158,637	196,775
Contract assets	112,657	103,027
Inventory, net	429,386	389,245
Prepaid expenses and other current assets	19,716	17,062
Total current assets	866,714	933,512
Property and equipment, net	168,437	166,800
Goodwill	510,855	509,449
Intangible assets, net	71,737	73,898
Other, net	32,115	31,185
Total assets	$1,649,858	$1,714,844
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,313	$3,162
Accounts payable	152,905	197,932
Contract liabilities	47,882	44,482
Accrued expenses	144,266	151,348
Total current liabilities	348,366	396,924
Long-term debt, less current portion	1,674,389	1,688,620
Accrued pension and other postretirement benefits	314,154	359,375
Deferred income taxes	7,444	7,268
Other noncurrent liabilities	57,369	60,053
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 69,964,040 and 65,432,589 shares issued and outstanding	70	65
Capital in excess of par value	1,019,891	964,741
Accumulated other comprehensive loss	(546,106)	(554,646)
Accumulated deficit	(1,225,719)	(1,207,556)
Total stockholders' deficit	(751,864)	(797,396)
Total liabilities and stockholders' deficit	$1,649,858	$1,714,844

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Net sales	$327,145	$349,384
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	240,733	272,400
Selling, general and administrative	55,653	51,745
Depreciation and amortization	8,118	9,806
Restructuring	—	699
Loss on sale of assets and businesses	12,617	—
	317,121	334,650
Operating income	10,024	14,734
Non-service defined benefit income	(820)	(8,586)
Debt modification and extinguishment gain	(3,391)	—
Warrant remeasurement gain, net	(8,001)	—
Interest expense and other, net	38,649	31,912
Loss from continuing operations before income taxes	(16,413)	(8,592)
Income tax expense	1,750	1,750
Net loss	$(18,163)	$(10,342)
Loss per share—basic:
Net loss	$(0.27)	$(0.16)
Weighted average common shares outstanding—basic	66,347	64,820
Loss per share—diluted:
Net loss	$(0.27)	$(0.16)
Weighted average common shares outstanding—diluted	66,347	64,820

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(18,163)	$(10,342)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,704	(10,382)
Defined benefit pension plans and other postretirement benefits:
Reclassification to net loss - net of tax expense
Amortization of net loss, net of taxes of $0 and $0, respectively	6,424	(1,251)
Recognized prior service credits, net of taxes of $0 and $0, respectively	(1,251)	6,574
Total defined benefit pension plans and other postretirement benefits, net of taxes	5,173	5,323
Cash flow hedges:
Unrealized loss arising during the period, net of tax expense of $0 and $0, respectively	(1,254)	(470)
Reclassification of gain (loss) included in net earnings, net of tax expense of $0 and $0, respectively	917	(368)
Net unrealized loss on cash flow hedges, net of tax	(337)	(838)
Total other comprehensive income (loss)	8,540	(5,897)
Total comprehensive loss	$(9,623)	$(16,239)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$-	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of restricted shares for minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(18,163)	$(10,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,118	9,806
Amortization of acquired contract liability	(575)	(523)
Loss on sale of assets and businesses	12,617	—
Gain on modification and extinguishment of debt	(3,391)	—
Other amortization included in interest expense	1,506	1,562
Provision for credit losses	534	200
Warrants remeasurement gain	(8,001)	—
Share-based compensation	3,622	1,578
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	32,532	4,474
Contract assets	(10,180)	(8,638)
Inventories	(39,818)	(19,190)
Prepaid expenses and other current assets	(1,830)	(7,538)
Accounts payable, accrued expenses, and contract liabilities	(42,588)	(56,352)
Accrued pension and other postretirement benefits	(1,262)	(8,322)
Other, net	3,155	255
Net cash used in operating activities	(63,724)	(93,030)
Investing Activities
Capital expenditures	(6,401)	(3,044)
Payments on sale of assets and businesses	(6,848)	(2,322)
Investment in joint venture	(1,515)	—
Net cash used in investing activities	(14,764)	(5,366)
Financing Activities
Proceeds from issuance of long-term debt	2,000	—
Retirement of debt and finance lease obligations	(763)	(990)
Payment of deferred financing costs	(1,438)	—
Payment of common stock issuance costs, net of proceeds	(803)	—
Repurchase of shares for share-based compensation minimum tax obligation	(1,235)	(3,442)
Net cash used in financing activities	(2,239)	(4,432)
Effect of exchange rate changes on cash	(358)	(3,414)
Net change in cash and cash equivalents	(81,085)	(106,242)
Cash and cash equivalents at beginning of period	227,403	240,878
Cash and cash equivalents at end of period	$146,318	$134,636

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended June 30, 2023 and 2022, are not necessarily indicative of results that may be expected for the year ending March 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2023 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on May 24, 2023.

Triumph Group, Inc. ("Triumph" or the "Company") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures, and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier, and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Interiors (formerly Aerospace Structures).

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

Interiors (formerly Aerospace Structures) consists of the Company’s operations that have historically supplied commercial, business, and regional manufacturers with large metallic structures and continues to supply aircraft interior systems, including air ducting and thermal acoustic insulations systems. Subsequent to the divestitures disclosed in Note 3, the remaining operations of Interiors are those that supply commercial and regional manufacturers with aircraft interior systems.

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

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required, and are included in contract liabilities on the accompanying condensed consolidated balance sheets. The Company believes that the accounting estimates and assumptions made by management are appropriate; however, actual results could differ materially from those estimates.

For the three months ended June 30, 2023, cumulative catch-up adjustments resulting from changes in estimated contract values and contract costs that arose during the period were immaterial. For the three months ended June 30, 2022, cumulative catch-up adjustments resulting from changes in estimates increased revenue and operating income by approximately $11,747 and $10,694, respectively, and decreased net loss and loss per share by approximately $10,694 and $0.16, respectively.

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

Differences in the timing of revenue recognition and contractual billing and payment terms result in the recognition of contract assets and liabilities. Refer to Note 4 for further discussion.

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 17% and 12% of total trade accounts receivable as of June 30, 2023 and March 31, 2023, respectively. As of March 31, 2023, trade and other receivables from Daher Aerospace Inc. ("Daher") include receivables that largely corresponded with payables associated with transition services and represented approximately 20% as of March 31, 2023. The transition services agreement with Daher contractually expired as of June 30, 2023, and remaining receivables and payables as of that date were not significant. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the three months ended June 30, 2023, were $78,475, or 24% of net sales, of which $53,308 and $25,167 were from Systems & Support and Interiors, respectively. Sales to Boeing for the three months ended June 30, 2022, were $118,303, or 34% of net sales, of which $39,588 and $78,715 were from Systems & Support and Interiors, respectively.

No other single customer accounted for more than 10% of the Company’s net sales. However, the loss of any significant customer, including Boeing, could have a material adverse effect on the Company and its operating subsidiaries.

Warrants

On December 1, 2022, the Company’s board of directors declared a distribution to holders of the Company’s shares of common stock in the form of warrants to purchase shares of common stock (the “Warrants”). Holders of common stock received three Warrants for every ten shares of common stock held as of December 12, 2022 (the "Record Date"). The Company issued approximately 19.5 million Warrants on December 19, 2022, to holders of record of common stock as of the close of business on the Record Date.

Each Warrant represented the right to purchase initially one share of common stock, at an exercise price of $12.35 per Warrant, subject to certain anti-dilution adjustments. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or (ii) under certain circumstances, certain of the Company's outstanding notes (the "Designated Notes"). If all Warrants had been exercised and settled as of June 30, 2023, the Company would have been required to issue approximately 18.1 million shares (assuming no over-exercise options, as described below, were exercised). The closing price of the Company’s shares of common stock was $12.37 as of June 30, 2023.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

“Designated Notes” means, collectively, any of the issued and outstanding notes of the Company as designated or undesignated by the Company from time to time; provided that any designation by the Company of a particular series of notes as “Designated Notes” shall retain such designation for a minimum of 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company also has the right, but not obligation, to remove one or more series of its notes from being “Designated Notes,” but such redesignation shall only be effective 20 consecutive business days from (and including) the date of publication of notice of the same by press release. The Company initially designated the following notes as “Designated Notes”: the 8.875% Senior Secured First Lien Notes due 2024 (the “2024 First Lien Notes”), the 6.250% Senior Secured Notes due 2024 (the “2024 Second Lien Notes”), and the 7.750% Senior Notes due August 15, 2025 (the “2025 Notes”). On February 3, 2023, the Company published a press release announcing the de-designation of the 2024 First Lien Notes and the 2024 Second Lien Notes.

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

At distribution, the fair value of the Warrants was $19,500. As of June 30, 2023, the fair value of the Warrants was approximately $1,456 and $8,001 of warrants remeasurement gain has been recognized in the three months ended June 30, 2023. Approximately 1.0 million Warrants were exercised in the three months ended June 30, 2023, and approximately 1.4 million have been exercised since the date of the Warrants initial distribution on December 19, 2022, through June 30, 2023. Subsequent to June 30, 2023, approximately 6.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $81,500.

On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June 16, 2023, notice of redemption.

Contingencies

Contingences are existing conditions, situations or circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality, and gains or losses resulting from other events and developments. Liabilities for loss contingencies are accrued in the amount of its best estimate for the ultimate loss when a loss is considered probable of having been incurred and is reasonably estimable. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. The Company regularly reviews contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Contingencies that might result in gains are generally not accrued until the contingencies are resolved and the gain is realized or realizable. Refer to Note 12 for further disclosure.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing an asset or liability. The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities; Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability; and Level 3—Unobservable inputs

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

for the asset or liability. The Company has applied fair value measurements when measuring the Warrants (refer to the above disclosure), when disclosing the fair value of its long-term debt not recorded at fair value (see Note 6), and to its pension and postretirement plan assets (see Note 9).

Supplemental Cash Flow Information

For the three months ended June 30, 2023, the Company paid $369 for income taxes, net of income tax refunds received. For the three months ended June 30, 2022, the Company paid $1,159 for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs in fiscal year of 2023. In the three months ended June 30, 2023, the Company paid $6,800 to the buyer of the Stuart manufacturing operations and recognized a loss of approximately $4,300 due to the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations. Additionally, in the three months ended June 30, 2023, the Company recognized a loss on sale of approximately $8,300 related to an adjustment that would have reduced the fiscal 2023 gain on sale. Other claims for indemnification with the Buyer of the Stuart facility (refer to Note 12) remain outstanding. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors reportable segment through the date of divestiture.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Systems & Support
Satisfied over time	$134,176	$120,718
Satisfied at a point in time	155,824	133,402
Revenue from contracts with customers	290,000	254,120
Amortization of acquired contract liabilities	575	523
Total Systems & Support revenue	290,575	254,643

Interiors
Satisfied over time	$30,929	$89,592
Satisfied at a point in time	5,641	5,149
Revenue from contracts with customers	36,570	94,741
Total Interiors revenue	36,570	94,741
Total revenue	$327,145	$349,384

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Systems & Support
OEM Commercial	$81,555	$78,020
OEM Military	65,796	56,936
MRO Commercial	86,939	60,039
MRO Military	47,602	50,946
Non-aviation	8,108	8,179
Revenue from contracts with customers	290,000	254,120
Amortization of acquired contract liabilities	575	523
Total Systems & Support revenue	$290,575	$254,643

Interiors
OEM Commercial	$35,658	$90,519
OEM Military	—	28
MRO Commercial	704	3,144
Non-aviation	208	1,050
Revenue from contracts with customers	36,570	94,741
Total Interiors revenue	36,570	94,741
Total revenue	$327,145	$349,384

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three months ended June 30, 2023 and 2022, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	June 30, 2023	March 31, 2023	Change
Contract assets	$112,657	$103,027	$9,630
Contract liabilities	(48,096)	(44,945)	(3,151)
Net contract asset	$64,561	$58,082	$6,479

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The change in contract assets is the result of revenue recognized in excess of amounts billed during the three months ended June 30, 2023. The change in contract liabilities is the result of receipt of additional customer advances in excess of revenue recognized during the three months ended June 30, 2023. For the three months ended June 30, 2023, the Company recognized $8,747 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of June 30, 2023, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,465,111	$865,932	$559,346	$37,938	$1,895

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	June 30, 2023	March 31, 2023
Raw materials	$53,904	$44,834
Work-in-process, including manufactured and purchased components	341,915	304,874
Finished goods	11,323	17,000
Rotable assets	22,244	22,537
Total inventories	$429,386	$389,245

6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	March 31,
	2023	2023
Finance leases	14,070	14,816
Senior secured first lien notes due 2028	1,200,000	1,200,000
Senior notes due 2025	485,621	499,024
Other notes	2,000	—
Less: debt issuance costs	(23,989)	(22,058)
	1,677,702	1,691,782
Less: current portion	3,313	3,162
	$1,674,389	$1,688,620

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

As of June 30, 2023, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At June 30, 2023, there were $0 in borrowings and $19,743 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in November 2024.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured First Lien Notes due 2028

On March 14, 2023, the Company issued $1,200,000 principal amount of 9.000% Senior Secured First Lien Notes due March 15, 2028, pursuant to an indenture among the Company, the Guarantor Subsidiaries, and U.S. Bank National Association, as trustee (the “2028 First Lien Notes”). The 2028 First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 9.000%. Interest is payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2023. In the three months ended June 30, 2023, the Company recognized a gain of approximately $3,400 related to an adjustment to its deferred debt issuance costs, a portion of which related to fiscal 2023. The total issuance costs incurred in connection with the issuance of the 2028 First Lien Notes are now approximately $23,000 and are being amortized over the term of the 2028 First Lien Notes.

The 2028 First Lien Notes and the guarantees are first lien secured obligations of the Company and the Guarantor Subsidiaries. The 2028 First Lien Notes:

(i)
rank equally in right of payment to any existing and future senior indebtedness of the Company and Guarantor Subsidiaries, including the 2025 Notes (as defined below);
(ii)
are effectively senior to all existing and future second lien obligations and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries (including the 2025 Notes), but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority);
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The 2028 First Lien Notes are guaranteed on a full, senior, joint and several basis by each of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”) that guarantees the 2025 Notes. In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the 2028 First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, the holders of the 2028 First Lien Notes.

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

A collateral trust agreement (the “Collateral Trust Agreement”) among the Company, the Guarantor Subsidiaries, the Collateral Trustee and U.S. Bank National Association, in its capacity as the trustee for the 2028 First Lien Notes, sets forth therein the relative rights with respect to the Collateral as among the trustee for the 2028 First Lien Notes and certain subsequent holders of first lien obligations and covering certain other matters relating to the administration of security interests. The Collateral Trust Agreement generally controls substantially all matters related to the Collateral, including with respect to decisions, distribution of proceeds or enforcement. Pursuant to the Collateral Trust Agreement, on the issue date of the 2028 First Lien Notes the Collateral Trustee will control certain matters related to the Collateral that the Collateral Trust Agreement specifies are in its discretion. If the Company incurs certain types of additional first lien obligations, the Controlling First Lien Holders (as defined in the Collateral Trust Agreement) will have the right to control decisions relating to the Collateral that are outside the Collateral Trustee’s discretion under the Collateral Trust Agreement and the 2028 Note holders may no longer be in control of such decisions.

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

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due August 15, 2025 (the “2025 Notes" and, together with the 2028 First Lien Notes, the “Senior Notes”). The 2025 Notes were sold at 100% of the principal amount and have an effective interest yield of 7.750%. Interest is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. In connection with the issuance of the 2025 Notes, the Company incurred approximately $8,779 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.

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

In the three months ended June 30, 2023, approximately $13,404 in principal amount of 2025 Notes were used to pay the exercise price for approximately 0.9 million Warrants, and resulting extinguishment losses from the write-off of deferred debt issuance costs were immaterial.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

June 30, 2023		March 31, 2023
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,677,702	$1,711,070	$1,691,782	$1,676,879

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the three months ended June 30, 2023 and 2022, amounted to $454 and $25,869, respectively.

7. EARNINGS PER SHARE

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding Warrants and outstanding restricted stock units). As disclosed in Note 2, the Warrants permitted the tendering of Designated Notes in payment of the exercise price. In computing diluted EPS, the Company applies the if-converted method to the Warrants and such Warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the Warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added back as an adjustment to the numerator. The numerator also is adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, Warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the Warrants when calculating diluted EPS. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2023	2022
Weighted average common shares outstanding - basic	66,347	64,820
Net effect of dilutive warrants, stock options and non-vested stock (1)	—	—
Weighted average common shares outstanding - diluted	66,347	64,820

(1) For the three months ended June 30, 2023, approximately 21.8 million shares that could potentially dilute earnings per share as a result of warrants exercises in the future were not included in diluted weighted average common shares outstanding because to do so would be anti-dilutive. For the three months ended June 30, 2023 and 2022, the shares that could potentially dilute earnings per share in the future related to stock options and non-vested share-based

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

compensation that were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of June 30, 2023 and March 31, 2023, the total amount of unrecognized tax benefits was $12,174 and $12,085, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of June 30, 2023, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2024 and future periods.

The effective income tax rate for the three months ended June 30, 2023, was (10.7)% as compared with (20.4)% for the three months ended June 30, 2022. For the three months ended June 30, 2023, the effective income tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2013.

As of June 30, 2023, the Company settled its only foreign income tax examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering some of its employees. Most employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under U.S. Government regulations (and for non-U.S. plans, acceptable under local regulations), by making payments into a separate trust. The Company contributed 3,200,000 shares of common stock to this separate trust with an aggregate contribution value of approximately $39,136 on the contribution date. As a result of the contribution, the Company expects the approximately $14,700 required cash contribution to its U.S. defined benefit pension plans for the fiscal year ending March 31, 2024, to be reduced to zero, and the excess contribution value will reduce future required cash contributions.

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

In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of the date of the last re-measurement, on the accompanying condensed consolidated balance sheets. The funded status is measured as the difference between the fair value of the plan’s assets and the pension benefit obligation or accumulated postretirement benefit obligation, of the plan. In order to recognize the funded status, the Company determined the fair value of the plan assets. The majority of the plan assets are publicly traded investments, which were valued based on the market price as of the date of re-measurement. Investments that are not publicly traded were valued based on the estimated fair

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

value of those investments based on the Company's evaluation of data from fund managers and comparable market data or using the net asset value as a practical expedient.

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2023	2022
Components of net periodic benefit income:
Service cost	$100	$179
Interest cost	20,117	16,278
Expected return on plan assets	(26,252)	(30,324)
Amortization of prior service credits	26	26
Amortization of net loss	7,523	7,719
Net periodic benefit expense (income)	$1,514	$(6,122)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,234 and $2,291 for the three months ended June 30, 2023 and 2022, respectively.

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three months ended June 30, 2023 and 2022, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive (loss) income before reclassifications	3,704	(1,254)	—		2,450
Amounts reclassified from AOCI	—	917	5,173	(2)	6,090
Net current period OCI	3,704	(337)	5,173		8,540
June 30, 2023	$(45,502)	$880	$(501,484)		$(546,106)

March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive income before reclassifications	(10,382)	(470)	—		(10,852)
Amounts reclassified from AOCI	—	(368)	5,323	(2)	4,955
Net current period OCI	(10,382)	(838)	5,323		(5,897)
June 30, 2022	$(58,315)	$(1,108)	$(409,828)		$(469,251)

(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service costs, which are included in net periodic benefit income. Refer to Note 9 for additional disclosure regarding the Company's postretirement benefit plans.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

11. SEGMENTS

The Company reports financial performance based on the following two reportable segments: Systems & Support and Interiors. The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources.

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

Selected financial information for each reportable segment is as follows:

	Three Months Ended June 30, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$327,145	$—	$290,575	$36,570
Intersegment sales (eliminated in consolidation)	—	(13)	—	13
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	50,256	—	52,149	(1,893)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(8,118)	(495)	(6,940)	(683)
Interest expense and other, net	(38,649)
Corporate expenses	(16,450)
Share-based compensation expense	(3,622)
Loss on sale of assets and businesses	(12,617)
Amortization of acquired contract liabilities	575
Non-service defined benefit income	820
Debt modification and extinguishment gain	3,391
Warrant remeasurement gain, net	8,001
Loss before income taxes	(16,413)

Total capital expenditures	$6,401	$1,832	$4,060	$509
Total assets	$1,649,858	$113,744	$1,430,325	$105,789

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$349,384	$—	$254,643	$94,741
Intersegment sales (eliminated in consolidation	—	(12)	—	12
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	56,729	—	40,149	16,580

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(9,806)	(589)	(7,521)	(1,696)
Interest expense and other, net	(31,912)
Corporate expenses	(13,949)
Share-based compensation expense	(1,578)
Amortization of acquired contract liabilities	523
Non-service defined benefit income	8,586
Consideration payable to customer related to divestiture	(17,185)
Loss before income taxes	(8,592)

Total capital expenditures	$3,044	$109	$2,879	$56

During the three months ended June 30, 2023 and 2022, the Company had foreign sales of $78,914 and $70,104, respectively.

12. COMMITMENTS AND CONTINGENCIES

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of June 30, 2023, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

parties, and the ultimate claims made by the parties against each other could be material. As of June 30, 2023, we have accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material. The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures, including a May 17, 2023, letter relating to the sale of the Stuart facility. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. Other claims for indemnification with the Buyer of the Stuart facility remain outstanding. While the Company cannot predict the outcome of any pending or future litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a co-obligor under the contract pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company is typically indemnified by acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. As of June 30, 2023, no related indemnification assets or liabilities or guarantee liabilities have been recorded, and the Company has not been called upon to act as co-obligor under such arrangements through that date. Also, in connection with certain divestitures, the Company has assigned lease facility lease agreements to the acquirers and entered into agreements to act as a co-obligor under the lease agreement in the event of non-performance under the lease by the assignee. The Company is generally indemnified by the assignee or other third party to the transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord has acknowledged its duty to mitigate damages by re-leasing the property. The Company expects to be fully indemnified for any amounts payable under such guarantee.

As the Company has completed the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. The Withdrawal Liability is subject to further adjustment based on the finalization of the Fund’s actuarial valuation for the plan year ending December 31, 2021, (i.e., the applicable plan year preceding the date of the Company’s withdrawal). As of June 30, 2023, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheets is approximately $14,235, representing its estimate of the remaining obligation based on the letter received from the Fund. The Company is in the process of reviewing and responding to the withdrawal liability assessment, and it is possible the Withdrawal Liability could be reduced during that process.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

Business

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, production of complex assemblies using external designs, as well as full life cycle solutions for commercial, regional, and military aircraft; and (ii) Interiors, whose companies' revenues are primarily derived from supplying commercial and regional manufacturers with thermo-acoustic insulation, composite components, ducting and primarily to customer designs and model-based definition.

Divestitures

As disclosed in Note 3, in July 2022, we completed the sale of our manufacturing operations located in Stuart, Florida, and recognized a gain in the second quarter of fiscal 2023. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As a result of the completion of this sale, we have exited our structures business and reshaped our portfolio of companies to consist primarily of businesses providing systems and aftermarket services. The operating results associated with the Stuart operations are included within Interiors through the date of divestiture.

Summary of Significant Financial Results

Significant financial results for the first quarter of the fiscal year ending March 31, 2024, include:

•
Net sales were $327.1 million compared with $349.4 million for the prior year period.
•
Operating income was $10.0 million compared with $14.7 million for the prior year period.
•
Net loss was $18.2 million, or ($0.27) per diluted common share, compared with a net loss of $10.3 million, or ($0.16) per diluted common share, for the prior year period.
•
Backlog as of June 30, 2023, was of $1.74 billion, of which we estimate that approximately $1.10 billion will be shipped by June 30, 2024.
•
We used $63.7 million of cash in operating activities for the three months ended June 30, 2023, as compared with cash used in operations of $93.0 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

In November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the three months ended June 30, 2022, we recognized approximately $5.0 million of the grant benefit as a reduction in cost of sales.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the Record Date. Each Warrant represented the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Approximately 1.4 million warrants have been exercised since the date of the Warrants initial distribution on December 19, 2022, through June 30, 2023. Subsequent to June 30, 2023, approximately 6.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $81.5 million. On July 6, 2023, the Company redeemed all of the approximately 11.4 million outstanding Warrants for a total redemption price of less than $0.1 million.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 737

The Boeing 737 program represented approximately 12% and 11% of revenue for the three months ended June 30, 2023 and 2022, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM revenue represented approximately 73% and 69% for the three months ended June 30, 2023 and 2022,

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

respectively. In July 2023, Boeing publicly disclosed that the 737 program is transitioning production to 38 per month and plans to reach 50 per month in the 2025/2026 timeframe.

Boeing 767

Approximately 14% of our revenue in the three months ended June 30, 2022, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

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

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net income (loss) before interest and gains or losses on debt modification and extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customer related to divestitures, legal judgments and settlements, gains/loss on divestitures, gains/losses on Warrant remeasurements and Warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), other non-recurring impairments, and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

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
•
Shareholder cooperation expenses may be useful for investors to consider because they represent certain costs that may be incurred periodically when reaching cooperative agreements with shareholders. We do not believe these charges necessarily reflect the current and ongoing cash earnings related to our operations.
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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

•
The amount of interest expense and other, as well as debt modification and extinguishment gains or losses, we incur may be useful for investors to consider and may result in current cash inflows or outflows. However, we do not consider the amount of interest expense and other and debt extinguishment gains or losses to be a representative component of the day-to-day operating performance of our business.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net loss for the indicated periods (in thousands):

	Three Months Ended June 30,
	2023	2022
Net loss (U.S. GAAP measure)	$(18,163)	$(10,342)
Income tax expense	1,750	1,750
Interest expense and other	38,649	31,912
Debt modification and extinguishment gain	(3,391)	—
Warrant remeasurement gain, net	(8,001)	—
Consideration payable to customer related to divestiture	—	17,185
Shareholder cooperation expenses	1,905	—
Loss on sale of assets and businesses, net	12,617	—
Share-based compensation	3,622	1,578
Amortization of acquired contract liabilities	(575)	(523)
Depreciation and amortization	8,118	9,806
Adjusted EBITDA (non-GAAP measure)	$36,531	$51,366
Non-service defined benefit income (excluding pension related charges)	(820)	(8,586)
Adjusted EBITDAP (non-GAAP measure)	$35,711	$42,780

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended June 30, 2023
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$10,024	$45,784	$(2,576)	$(33,184)
Loss on sale of assets and businesses	12,617	—	—	12,617
Shareholder cooperation expenses	1,905	—	—	1,905
Share-based compensation	3,622	—	—	3,622
Amortization of acquired contract liabilities	(575)	(575)	—	—
Depreciation and amortization	8,118	6,940	683	495
Adjusted EBITDAP	$35,711	$52,149	$(1,893)	$(14,545)

	Three Months Ended June 30, 2022
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$14,734	$33,151	$(2,301)	$(16,116)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	1,578	—	—	1,578
Amortization of acquired contract liabilities	(523)	(523)	—	—
Depreciation and amortization	9,806	7,521	1,696	589
Adjusted EBITDAP	$42,780	$40,149	$16,580	$(13,949)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended June 30, 2023, compared with three months ended June 30, 2022

	Three Months Ended June 30,
(In thousands)	2023	2022
Commercial OEM	$117,213	$168,539
Military OEM	65,796	56,964
Total OEM Revenue	183,009	225,503

Commercial Aftermarket	87,643	63,183
Military Aftermarket	47,602	50,946
Total Aftermarket Revenue	135,245	114,129

Non-Aviation Revenue	8,316	9,229
Amortization of acquired contract liabilities	575	523
Total Net Sales	$327,145	$349,384

Commercial OEM sales decreased $51.3 million, or 30.5% due to divestitures and exited or sunsetting programs, which represented approximately $60.0 million in net changes. Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $8.7 million, or 8.1%, on increased production volumes on Boeing 787 and 737 programs, offset by reductions across other commercial rotorcraft programs.

Military OEM sales increased $8.8 million, or 15.5%, all of which were organic, primarily due to increased sales related to the CH-53K, V-22, and UH-60 programs.

Aftermarket sales include both repair and overhaul services as well as the sales of spare parts. Commercial Aftermarket sales increased $24.5 million, or 38.7%. Excluding impacts from divestitures, organic Commercial Aftermarket sales increased $25.9 million, or 42.5%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales on an equal basis.

Military aftermarket sales decreased $3.3 million, or 6.6%, all of which was organic, driven by reduced sales across several fixed wing platforms and reduced spares on rotorcraft platforms relative to the prior year, partially offset by increased repairs on rotorcraft platforms.

	Three Months Ended June 30,
	2023	2022
Segment operating income	$43,208	$30,850
Corporate expense	(33,184)	(16,116)
Total operating income	10,024	14,734
Non-service defined benefit plan income	(820)	(8,586)
Interest expense & other	38,649	31,912
Debt modification and extinguishment gain	(3,391)	-
Warrant remeasurement gain	(8,001)	-
Income tax expense	1,750	1,750
Net loss	$(18,163)	$(10,342)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Segment Operating Income

Segment operating income increased $12.4 million, or 40.1%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income increased $17.4 million, or 60.3%, driven by the increased volume disclosed above along with reduced general and administrative human capital costs $0.7 million, lower depreciation and amortization $1.1 million, and reduced professional services costs $0.5 million.

Cost of OEM Sales decreased primarily due to divestitures and exited or sunsetting programs, which represented approximately $54.6 million in net changes. Organic gross profit margin percentage on OEM sales decreased to 13.0% for the three months ended June 30, 2023 from 14.1% for the three months ended June 30, 2022 due to inflationary increases in labor and material costs and the prior period AMJP grant benefit of approximately $5.0 million.

Cost of Aftermarket sales increased primarily due to the increased Commercial Aftermarket sales noted above. Organic gross profit margin on Aftermarket sales increased to 41.0% for the three months ended June 30, 2023 from 35.9% for the three months ended June 30, 2022. This increase was driven by increased volumes and related efficiencies, as well as increases in prices for repair and overhaul services.

Consolidated gross profit margin improved to 26.4% for the three months ended June 30, 2023, from 22.0% for the three months ended June 30, 2022. This improvement was driven by the increased mix in Aftermarket sales as a percentage of total sales.

Excluding impacts from divestitures and exited or sunsetting programs, organic gross margin for the three months ended June 30, 2023, was 26.9% compared with 25.5% for the three months ended June 30, 2022. The gross margin for the three months ended June 30, 2023 increased primarily as a result of the increased mix in Aftermarket sales as a percentage of total sales. Gross profit for the three months ended June 30, 2022, included $5.0 million benefit from the AMJP grant.

Corporate Expense

Corporate expense increased $17.1 million, or 105.9%, primarily due to $12.6 million in losses on sale of assets and business and $3.7 million in professional services costs, including $1.9 million in professional and legal fees related to negotiations resulting in a shareholder cooperation agreement.

Interest Expense and Other

Interest expense and other increased due to higher interest on increased interest rates compared to the prior year period.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $7.8 million primarily due to changes in discount rates and experience.

Income Taxes

The effective tax rate for the three months ended June 30, 2023 was (10.7)%, compared with (20.4)% for the three months ended June 30, 2022. The effective tax rate reflected a limitation on the recognition of tax benefits due to the full valuation allowance.

Business Segment Performance — Three months ended June 30, 2023, compared with three months ended June 30, 2022

We report our financial performance based on the following two reportable segments: Systems & Support and Interiors. Our Chief Operating Decision Maker ("CODM") utilizes Adjusted EBITDAP as a primary measure of profitability to evaluate performance of its segments and allocate resources.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended June 30,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$290,575	$254,643	14.1%	88.8%	72.9%
Interiors	36,583	94,753	(61.4)%	11.2%	27.1%
Elimination of inter-segment sales	(13)	(12)	(8.3)%	—	—
Total net sales	$327,145	$349,384	(6.4)%	100.0%	100.0%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$45,784	$33,151	38.1%	15.7%	13.0%
Interiors	(2,576)	(2,301)	(12.0)%	(7.0)%	(2.4)%
Corporate	(33,184)	(16,116)	(105.9)%	n/a	n/a
Total segment operating income	$10,024	$14,734	(32.0)%	3.1%	4.2%

	Three Months Ended June 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$52,149	$40,149	29.9%	18.0%	15.8%
Interiors	(1,893)	16,580	(111.4)%	(5.2)%	14.8%
Corporate	(14,545)	(13,949)	(4.3)%	n/a	n/a
	$35,711	$42,780	(16.5)%	10.9%	11.7%

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $35.9 million, or 14.1%, all of which was organic, and included growth across all end markets, with the exception of Military Aftermarket, which declined slightly due to timing of orders. Net sales increased primarily as a result of the continued market recovery driving volume for both commercial OEM and aftermarket sales.

Operating Income and Adjusted EBITDAP

Operating income increased by $12.6 million , or 38.1%, all of which was organic. Operating income increased primarily due to the gross profit on increased sales described above. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income. Gross profit for the three months ended June 30, 2022, included $5.3 million benefit from the AMJP grant.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Interiors:

Net Sales

Organic net sales increased by $3.3 million, or 10.4%, excluding the sales decreases from divestitures and exited or sunsetting programs of $61.4 million. Organic net sales increased primarily due to increased OEM volume on the 737 and 787 programs.

Operating Income and Adjusted EBITDAP

Organic operating income increased by $4.8 million, primarily due to the increased gross margins on the organic sales increases noted above. The increased organic operating income was offset by decreased operating income from divestitures and exited or sunsetting programs by approximately $5.0 million. The decrease in Adjusted EBITDAP year over year is driven by the decreased Adjusted EBITDAP from divestitures and exited or sunsetting programs of approximately $22.8 million. Adjusted EBITDAP increased organically in line with the increase in organic operating income.

Operating Margin and Adjusted EBITDAP Margin

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Operating loss as a percentage of segment sales increased primarily as a result of the decrease in net sales from divestitures and exited or sunsetting programs noted above. The decrease in Adjusted EBITDAP margin is driven by the same factors.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the three months ended June 30, 2023, we had a net cash outflow of $63.7 million from operating activities compared with a net cash outflow of $93.0 million for the three months ended June 30, 2022, an improvement of $29.2 million. Cash flows were primarily driven by timing of payables as well as increases in inventory as a result of anticipated increasing demand and certain supply chain constraints that we expect will largely recover in the latter half of the fiscal year. Cash flows from operations are consistent with seasonal working capital needs, and we expect improvement in the remainder of fiscal 2024. Interest payments were approximately $0.5 million for the three months ended June 30, 2023, as compared with $25.9 million for the three months ended June 30, 2022. The decrease in interest payments is primarily the result of timing as interest payments under our Senior Notes are paid in our second and fourth fiscal quarters.

As disclosed in Note 2, in November 2021 the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. These cash receipts are classified within cash from operations.

Investing Cash Flows

Cash flows used in investing activities for the three months ended June 30, 2023, increased $9.4 million from the three months ended June 30, 2022. Cash flows used in investing activities for the three months ended June 30, 2023, included payments related to the sales of assets and businesses of $6.8 million as a result of the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations, as described in Note 3 and Note 12. We also used approximately $6.4 million for capital expenditures and $1.5 million related to capital contributions to a joint venture. Cash flows used in investing activities for the three months ended June 30, 2022, included payments on the sale of assets and businesses of $2.3 million with additional investing outflows from capital expenditures of $3.0 million. We currently expect full year capital expenditures in fiscal 2023 to be in the range of $25.0 million. The majority of our planned fiscal 2024 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the three months ended June 30, 2023, were $2.2 million, compared with cash flows used in financing activities for the three months ended June 30, 2022, of $4.4 million. Current period financing cash flows pertain primarily to payments pertaining to costs incurred in conjunction with our March 2023 refinancing, borrowings and payments under finance leases, and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of June 30, 2023, we had $146.3 million of cash on hand and $63.8 million was available under our Securitization Facility after giving effect to approximately $19.7 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

As disclosed in Note 9, we contributed 3.2 million shares of common stock to the trust of our U.S. defined benefit plan. As a result of the contribution, we expect the approximately $14.7 million required cash contribution to our U.S. defined benefit pension plans for the fiscal year ending March 31, 2024, to be reduced to zero, and the excess contribution value will reduce future required cash contributions.

As disclosed in Note 2, subsequent to June 30, 2023, approximately 6.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $81,500. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of less than $0.1 million pursuant to its June 16, 2023 notice of redemption. In total, from the issuance of the Warrants on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $85.0 million and reduced debt by approximately $14.0 million.

Refer to Note 12 for disclosures related to certain indemnifications, consent-to-assignment agreements, and guarantee agreements associated with our divestiture activities.

The Senior Notes are our senior obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

The 2028 First Lien Notes are (a) effectively senior to all existing and future second lien obligations (including the 2025 Notes) and all existing and future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral, and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority; (b) secured by the Collateral on a pari passu basis with any future permitted additional first lien secured obligations, subject to a Collateral Trust Agreement; (c) effectively subordinated to any existing and future obligations of the

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Company and the Guarantor Subsidiaries that are secured by assets that do not constitute the Collateral, in each case, to the extent of the value of the assets securing such obligations; and (d) structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s existing and future subsidiaries that do not guarantee the 2028 First Lien Notes, including the Securitization Facility.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Parent and Guarantor Summarized Financial Information	June 30,	March 31,
Summarized Balance Sheet	2023	2023
	in thousands
Assets
Due from non-guarantor subsidiaries	$3,874	$1,048
Current assets	604,703	659,991
Noncurrent assets	644,956	648,608
Noncurrent receivable from non-guarantor subsidiaries	89,102	104,956

Liabilities
Due to non-guarantor subsidiaries	28,566	26,793
Current liabilities	306,339	352,270
Noncurrent liabilities	2,045,709	2,107,535

		Three Months Ended
Summarized Statement of Operations		June 30, 2023
		in thousands
Net sales to non-guarantor subsidiaries		$489
Net sales to unrelated parties		296,782
Gross profit		75,737
Loss from continuing operations before income taxes		(20,149)
Net loss		(20,380)

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, efforts to optimize our asset base, general economic conditions affecting our business, dependence of certain of our businesses on certain key customers as well as competitive factors relating to the aviation industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 24, 2023, and in our quarterly reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There has been no material change in this information during the period covered by this report.

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

As of June 30, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Triumph Group, Inc. dated July 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2023)

Exhibit 10.1

Cooperation Agreement, dated as of May 30, 2023, between Triumph Group, Inc. and Vision One Management Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2023)*

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
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

* Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	August 11, 2023
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	August 11, 2023
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	August 11, 2023
Kai W. Kasiguran