Form 10-Q
period 2023-09-30
TRIUMPH GROUP INC
filed 2023-11-07
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 3, 2023, was 76,855,941.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	September 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$169,885	$227,403
Trade and other receivables, less allowance for credit losses of $8,008 and $8,382	164,928	196,775
Contract assets	109,351	103,027
Inventory, net	434,381	389,245
Prepaid expenses and other current assets	18,652	17,062
Total current assets	897,197	933,512
Property and equipment, net	166,600	166,800
Goodwill	508,415	509,449
Intangible assets, net	69,434	73,898
Other, net	31,486	31,185
Total assets	$1,673,132	$1,714,844
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,108	$3,162
Accounts payable	154,955	197,932
Contract liabilities	39,773	44,482
Accrued expenses	116,791	151,348
Total current liabilities	314,627	396,924
Long-term debt, less current portion	1,655,989	1,688,620
Accrued pension and other postretirement benefits	307,840	359,375
Deferred income taxes	7,268	7,268
Other noncurrent liabilities	55,624	60,053
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, 76,835,661 and 65,432,589 shares issued and outstanding	77	65
Capital in excess of par value	1,105,673	964,741
Accumulated other comprehensive loss	(546,951)	(554,646)
Accumulated deficit	(1,227,015)	(1,207,556)
Total stockholders' deficit	(668,216)	(797,396)
Total liabilities and stockholders' deficit	$1,673,132	$1,714,844

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales	$354,061	$307,600	$681,206	$656,984
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	261,392	208,062	502,125	480,462
Selling, general and administrative	47,478	60,418	103,131	112,163
Depreciation and amortization	8,042	8,685	16,160	18,491
Legal judgment loss	1,338	—	1,338	—
Restructuring	1,942	2,152	1,942	2,851
(Gain) loss on sale of assets and businesses	(409)	(103,883)	12,208	(103,883)
	319,783	175,434	636,904	510,084
Operating income	34,278	132,166	44,302	146,900
Non-service defined benefit income	(820)	(8,563)	(1,640)	(17,149)
Debt modification and extinguishment gain	(688)	—	(4,079)	—
Warrant remeasurement gain, net	(544)	—	(8,545)	—
Interest expense and other, net	35,884	32,453	74,533	64,365
Income (loss) from continuing operations before income taxes	446	108,276	(15,967)	99,684
Income tax expense	1,742	1,750	3,492	3,500
Net (loss) income	$(1,296)	$106,526	$(19,459)	$96,184
(Loss) earnings per share—basic:
Net (loss) income	$(0.02)	$1.64	$(0.27)	$1.48
Weighted average common shares outstanding—basic	76,447	65,036	71,368	64,946
(Loss) earnings per share—diluted:
Net (loss) income	$(0.02)	$1.63	$(0.27)	$1.47
Weighted average common shares outstanding—diluted	76,447	65,282	71,368	65,318

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(1,296)	$106,526	$(19,459)	$96,184
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,160)	(12,433)	(1,456)	(22,815)
Defined benefit pension plans and other postretirement benefits:
Reclassification to net (loss) income - net of tax expense
Amortization of net loss, net of taxes of $0 and $0, respectively	6,423	6,574	12,847	13,148
Recognized prior service credits, net of taxes of $0 and $0, respectively	(1,250)	(1,250)	(2,501)	(2,501)
Total defined benefit pension plans and other postretirement benefits, net of taxes	5,173	5,324	10,346	10,647
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax expense of $0 and $0, respectively	(13)	210	566	(261)
Reclassification of (gain) loss included in net earnings, net of tax expense of $0 and $0, respectively	(845)	(583)	(1,761)	(950)
Net unrealized loss on cash flow hedges, net of tax	(858)	(373)	(1,195)	(1,211)
Total other comprehensive (loss) income	(845)	(7,482)	7,695	(13,379)
Total comprehensive (loss) income	$(2,141)	$99,044	$(11,764)	$82,805

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of restricted shares for minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)
Net loss	—	—	—	—	—	(1,296)	(1,296)
Foreign currency translation adjustment	—	—	—	—	(5,160)	—	(5,160)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(858)	—	(858)
Share-based compensation	127,324	—	3,677	47	—	—	3,724
Repurchase of restricted shares for minimum tax obligation	(4,944)	—	—	(47)	—	—	(47)
Employee stock purchase plan	13,443	—	166	—	—	—	166
Warrant exercises, net of income taxes of $0	6,735,798	7	81,939	—	—	—	81,946
September 30, 2023	76,835,661	$77	$1,105,673	$—	$(546,951)	$(1,227,015)	$(668,216)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(19,459)	$96,184
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	16,160	18,491
Amortization of acquired contract liability	(1,165)	(1,390)
Loss (gain) on sale of assets and businesses	12,208	(103,883)
Gain on modification and extinguishment of debt	(4,079)	—
Other amortization included in interest expense	2,980	3,140
Provision for credit losses	781	383
Warrants remeasurement gain	(8,532)	—
Share-based compensation	7,346	5,530
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	22,131	(5,799)
Contract assets	(6,426)	(10,910)
Inventories	(45,394)	(39,324)
Prepaid expenses and other current assets	(1,028)	756
Accounts payable, accrued expenses, and contract liabilities	(69,795)	(58,487)
Accrued pension and other postretirement benefits	(2,386)	(17,073)
Other, net	713	6
Net cash used in operating activities	(95,945)	(112,376)
Investing Activities
Capital expenditures	(11,028)	(7,167)
Payments on sale of assets and businesses	(6,785)	(6,161)
Investment in joint venture	(1,527)	—
Net cash used in investing activities	(19,340)	(13,328)
Financing Activities
Proceeds from issuance of long-term debt	2,000	—
Retirement of debt and finance lease obligations	(19,865)	(1,809)
Payment of deferred financing costs	(1,578)	—
Proceeds on issuance of common stock, net of issuance costs	79,961	—
Repurchase of shares for share-based compensation minimum tax obligation	(1,282)	(3,490)
Net cash provided by (used in) financing activities	59,236	(5,299)
Effect of exchange rate changes on cash	(1,469)	(5,425)
Net change in cash and cash equivalents	(57,518)	(136,428)
Cash and cash equivalents at beginning of period	227,403	240,878
Cash and cash equivalents at end of period	$169,885	$104,450

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended September 30, 2023 and 2022, are not necessarily indicative of results that may be expected for the year ending March 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2023 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on May 24, 2023.

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

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power, and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. Systems & Support also provides full life cycle solutions for commercial, regional, and military aircraft. The Company’s extensive product and service offerings include full post-delivery value chain services that simplify the maintenance, repair, and overhaul (“MRO”) supply chain. Through its ground support equipment maintenance, component MRO, and post-production supply chain activities, Systems & Support is positioned to provide integrated planeside repair solutions globally. Capabilities include repair services for metallic and composite aircraft structures; nacelles; thrust reversers; interiors; auxiliary power units; and a wide variety of pneumatic, hydraulic, fuel, and mechanical accessories. Repair services generally involve the replacement and/or remanufacturing of parts, which is similar to the original manufacture of the part. The processes that the Company performs related to repair and overhaul services are essentially the repair of wear parts or replacement of parts that are beyond economic repair. The repair service generally involves remanufacturing a complete part or a component of a part.

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

For the three and six months ended September 30, 2023, cumulative catch-up adjustments resulting from changes in estimated contract values and contract costs during the periods were immaterial. For the three months ended September 30, 2022, cumulative catch-up adjustments resulting from changes in estimates increased net sales, operating income, net income, and earnings per diluted share by approximately $867, $9,422, $9,422, and $0.14, respectively. For the six months ended September 30, 2022, cumulative catch-up adjustments resulting from changes in estimates increased net sales, operating income, net income, and earnings per diluted share by approximately $11,993, $19,495, $19,495, and $0.30, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 17% and 12% of total trade accounts receivable as of September 30, 2023 and March 31, 2023, respectively. As of March 31, 2023, trade and other receivables from Daher Aerospace Inc. ("Daher") include receivables that largely corresponded with payables associated with transition services and represented approximately 20% as of March 31, 2023. The transition services agreement with Daher contractually expired as of June 30, 2023, and remaining receivables and payables as of that date were not significant. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing for the six months ended September 30, 2023, were $149,041, or 22% of net sales, of which $102,716 and $46,325 were from Systems & Support and Interiors, respectively. Sales to Boeing for the six months ended September 30, 2022, were $189,311, or 29% of net sales, of which $89,825 and $99,486 were from Systems & Support and Interiors, respectively.

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

The common stock warrants are accounted for as derivative liabilities in accordance with ASC 815-40 and included within accrued liabilities on the accompanying condensed consolidated balance sheets. The Company measured the Warrants at fair value as of

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

the issuance date using a Monte Carlo pricing model, a Level 3 fair value measurement (as described below), due to the level of market activity. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of the Warrants based on implied and historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is based on the Company’s ability to redeem the Warrants, subject to a 20 calendar-day notice period, as well as the automatic acceleration of the Expiration Date following the Price Condition Date. During the three months ended December 31, 2022, due to increased trading volume, the Company began remeasuring outstanding Warrants using the Warrants trading price, a Level 1 fair value measurement (as described below). The Warrants are remeasured at each balance sheet date. Warrants remeasurement adjustments are recognized in warrant remeasurement gain, net on the accompanying condensed consolidated statements of operations.

At distribution, the fair value of the Warrants was $19,500. Approximately 7.7 million of Warrants were exercised in the six months ended September 30, 2023, resulting in total cash proceeds, net of transaction costs, of approximately $79,961, and $8,532 of warrants remeasurement gain was recognized in the six months ended September 30, 2023. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 per Warrant pursuant to its June 16, 2023, notice of redemption.

Contingencies

Contingences are existing conditions, situations or circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality, and gains or losses resulting from other events and developments. Liabilities for loss contingencies are accrued in the amount of the Company's best estimate for the ultimate loss when a loss is considered probable of having been incurred and is reasonably estimable. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. The Company regularly reviews contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Contingencies that might result in gains are generally not accrued until the contingencies are resolved and the gain is realized or realizable. Refer to Note 12 for further disclosure.

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

Supplemental Cash Flow Information

For the six months ended September 30, 2023 and 2022 the Company paid $1,699 and $2,619, respectively for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs in fiscal year 2023. In the six months ended September 30, 2023, the Company paid $6,800 to the buyer of the Stuart manufacturing

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

operations and recognized a loss of approximately $3,900 due to the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations. Additionally, in the six months ended September 30, 2023, the Company recognized a loss on sale of approximately $8,300 related to an adjustment that would have reduced the fiscal 2023 gain on sale. Other claims for indemnification with the Buyer of the Stuart facility (refer to Note 12) remain outstanding. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors reportable segment through the date of divestiture.

4. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the end market where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are discussed in Note 11.

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Systems & Support
Satisfied over time	$136,976	$111,718	$271,153	$232,436
Satisfied at a point in time	181,202	161,613	337,025	295,015
Revenue from contracts with customers	318,178	273,331	608,178	527,451
Amortization of acquired contract liabilities	590	867	1,165	1,390
Total Systems & Support revenue	318,768	274,198	609,343	528,841

Interiors
Satisfied over time	$29,716	$28,456	$60,645	$118,048
Satisfied at a point in time	5,577	4,946	11,218	10,095
Revenue from contracts with customers	35,293	33,402	71,863	128,143
Total Interiors revenue	35,293	33,402	71,863	128,143
Total revenue	$354,061	$307,600	$681,206	$656,984

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Systems & Support
OEM Commercial	$95,898	$94,605	$177,454	$172,625
OEM Military	61,058	61,399	126,853	118,335
MRO Commercial	96,443	65,078	183,382	125,117
MRO Military	55,756	44,960	103,358	95,906
Non-aviation	9,023	7,289	17,131	15,468
Revenue from contracts with customers	318,178	273,331	608,178	527,451
Amortization of acquired contract liabilities	590	867	1,165	1,390
Total Systems & Support revenue	$318,768	$274,198	$609,343	$528,841

Interiors
OEM Commercial	$35,082	$33,241	$70,740	$123,760
OEM Military	—	24	—	52
MRO Commercial	—	—	704	3,144
Non-aviation	211	137	419	1,187
Revenue from contracts with customers	35,293	33,402	71,863	128,143
Total Interiors revenue	35,293	33,402	71,863	128,143
Total revenue	$354,061	$307,600	$681,206	$656,984

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three and six months ended September 30, 2023 and 2022, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	September 30, 2023	March 31, 2023	Change
Contract assets	$109,351	$103,027	$6,324
Contract liabilities	(39,853)	(44,945)	5,092
Net contract asset	$69,498	$58,082	$11,416

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The change in contract assets is the result of revenue recognized in excess of amounts billed during the six months ended September 30, 2023. The change in contract liabilities is the result of revenue recognized in excess of receipt of additional customer advances during the six months ended September 30, 2023. For the six months ended September 30, 2023, the Company recognized $13,597 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of September 30, 2023, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,550,486	$891,840	$627,737	$29,962	$947

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	September 30,	March 31,
	2023	2023
Raw materials	$54,723	$44,834
Work-in-process, including manufactured and purchased components	346,443	304,874
Finished goods	10,760	17,000
Rotable assets	22,455	22,537
Total inventories	$434,381	$389,245

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	March 31,
	2023	2023
Finance leases	$13,339	$14,816
Senior secured first lien notes due 2028	1,200,000	1,200,000
Senior notes due 2025	466,552	499,024
Other notes	1,976	—
Less: debt issuance costs	(22,770)	(22,058)
	1,659,097	1,691,782
Less: current portion	3,108	3,162
	$1,655,989	$1,688,620

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

As of September 30, 2023, the maximum amount available under the Securitization Facility was $100,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At September 30, 2023, there were $0 in borrowings and $19,594 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in November 2024.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured First Lien Notes due 2028

On March 14, 2023, the Company issued $1,200,000 principal amount of 9.000% Senior Secured First Lien Notes due March 15, 2028, pursuant to an indenture among the Company, the Guarantor Subsidiaries, and U.S. Bank National Association, as trustee (the “2028 First Lien Notes”). The 2028 First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 9.000%. Interest is payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2023. In the six months ended September 30, 2023, the Company recognized a gain of approximately $3,400 related to an adjustment to its deferred debt issuance costs, a portion of which related to fiscal 2023. The total issuance costs incurred in connection with the issuance of the 2028 First Lien Notes are now approximately $23,000 and are being amortized over the term of the 2028 First Lien Notes.

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

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due August 15, 2025 (the "2025 Notes", and, together with the 2028 First Lien Notes, the “Senior Notes”). The 2025 Notes were sold at 100% of the principal amount and have an effective interest yield of 7.750%. Interest is payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on February 15, 2018. In connection with the issuance of the 2025 Notes, the

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Company incurred approximately $8,779 of costs, which were deferred and are being amortized on the effective interest method over the term of the 2025 Notes.

The 2025 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 2025 Notes are guaranteed on a full, joint and several basis by each of the Guarantor Subsidiaries. The Company may redeem some or all of the 2025 Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to the redemption date.

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

In the six months ended September 30, 2023, approximately $13,404 in principal amount of the 2025 Notes were used to pay the exercise price for approximately 0.9 million Warrants. In August, the Company executed a 10b5-1 repurchase plan agreement with a third-party (the "Agent") granting the Agent the authority to repurchase on the open market up to $50,000 in principal amount of the 2025 Notes, subject to specific conditions, including daily volume and market prices. Pursuant to this agreement, in the six months ended September 30, 2023, the Company used approximately $18,445 to redeem $19,068 principal amount of the 2025 Notes. The extinguishment gains and losses on these transactions were immaterial. Subsequent to September 30, 2023, the Company has also redeemed approximately $30,700 in principal amount of the 2025 Notes under this agreement, with approximately $200 in potential future redemptions.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

September 30, 2023		March 31, 2023
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,659,097	$1,652,467	$1,691,782	$1,676,879

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the six months ended September 30, 2023 and 2022, amounted to $74,218 and $62,731, respectively.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	76,447	65,036	71,368	64,946
Net effect of dilutive warrants, stock options and non-vested stock (1)	—	246	—	372
Weighted average common shares outstanding - diluted	76,447	65,282	71,368	65,318

(1) For the three and six months ended September 30, 2023, no shares and approximately 11.5 million shares, respectively, that could potentially dilute earnings per share as a result of warrant exercises in the future were not included in diluted weighted average common shares outstanding because to do so would be anti-dilutive. For the three and six months ended September 30, 2023 and 2022, the shares that could potentially dilute earnings per share in the future related to stock options and non-vested share-based compensation that were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of September 30, 2023 and March 31, 2023, the total amount of unrecognized tax benefits was $12,253 and $12,085, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of September 30, 2023, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2024 and future periods.

The effective income tax rate for the three months ended September 30, 2023, was 390.6% as compared with 1.6% for the three months ended September 30, 2022. The effective income tax rate for the six months ended September 30, 2023 was (21.9%) as compared with 3.5% for the six months ended September 30, 2022. For the three and six months ended September 30, 2023, the effective tax rate in all periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit income:
Service cost	$100	$156	$200	$342
Interest cost	20,117	16,290	40,234	32,579
Expected return on plan assets	(26,252)	(30,313)	(52,504)	(60,647)
Amortization of prior service credits	26	26	51	51
Amortization of net loss	7,523	7,725	15,046	15,449
Net periodic benefit expense (income)	$1,514	$(6,116)	$3,027	$(12,226)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $4,467 and $4,581 for the six months ended September 30, 2023 and 2022, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and six months ended September 30, 2023 and 2022, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
June 30, 2023	$(45,502)	$880	$(501,484)		$(546,106)
Other comprehensive (loss) income before reclassifications	(5,160)	(13)	—		(5,173)
Amounts reclassified from AOCI	—	(845)	5,173	(2)	4,328
Net current period OCI	(5,160)	(858)	5,173		(845)
September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)

June 30, 2022	$(58,315)	$(1,108)	$(409,828)		$(469,251)
Other comprehensive income before reclassifications	(12,433)	210	—		(12,223)
Amounts reclassified from AOCI	—	(583)	5,324	(2)	4,741
Net current period OCI	(12,433)	(373)	5,324		(7,482)
September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)

March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive (loss) income before reclassifications	(1,456)	566	—		(890)
Amounts reclassified from AOCI	—	(1,761)	10,346	(2)	8,585
Net current period OCI	(1,456)	(1,195)	10,346		7,695
September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)

March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive income before reclassifications	(22,815)	(261)	—		(23,076)
Amounts reclassified from AOCI	—	(950)	10,647	(2)	9,697
Net current period OCI	(22,815)	(1,211)	10,647		(13,379)
September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$354,061	$—	$318,768	$35,293
Intersegment sales (eliminated in consolidation)	—	(27)	27	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	58,298	—	61,002	(2,704)

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(8,042)	(445)	(6,953)	(644)
Interest expense and other, net	(35,884)
Corporate expenses	(11,915)
Share-based compensation expense	(3,724)
Gain on sale of assets and businesses	409
Amortization of acquired contract liabilities	590
Non-service defined benefit income	820
Legal judgment loss	(1,338)
Debt modification and extinguishment gain	688
Warrant remeasurement gain, net	544
Income before income taxes	446

Total capital expenditures	$4,627	$105	$3,971	$551
Total assets	$1,673,132	$129,716	$1,438,290	$105,126

	Three Months Ended September 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$307,600	$—	$274,198	$33,402
Intersegment sales (eliminated in consolidation	—	(8)	—	8
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	56,649	—	50,053	6,596

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(8,685)	(506)	(7,507)	(672)
Interest expense and other, net	(32,453)
Corporate expenses	(16,596)
Share-based compensation expense	(3,952)
Gain on sale of assets and businesses	103,883
Amortization of acquired contract liabilities	867
Non-service defined benefit income	8,563
Income before income taxes	108,276

Total capital expenditures	$4,123	$—	$3,707	$416

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended September 30, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors*
Net sales to external customers	$681,206	$—	$609,343	$71,863
Intersegment sales (eliminated in consolidation)	—	(40)	27	13
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	108,554	—	113,151	(4,597)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(16,160)	(940)	(13,893)	(1,327)
Interest expense and other, net	(74,533)
Corporate expenses	(28,365)
Share-based compensation expense	(7,346)
Loss on sale of assets and businesses	(12,208)
Amortization of acquired contract liabilities	1,165
Non-service defined benefit income	1,640
Legal judgment loss	(1,338)
Debt extinguishment gain	4,079
Warrant remeasurement gain, net	8,545

Loss before income taxes	(15,967)

Total capital expenditures	$11,028	$1,937	$8,032	$1,059

	Six Months Ended September 30, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors*
Net sales to external customers	$656,984	$—	$528,841	$128,143
Intersegment sales (eliminated in consolidation)	—	(20)	—	20
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	113,378	—	90,202	23,176

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(18,491)	(1,095)	(15,028)	(2,368)
Interest expense and other, net	(64,365)
Corporate expenses	(30,545)
Share-based compensation expense	(5,530)
Gain on sale of assets and businesses	103,883
Amortization of acquired contract liabilities	1,390
Non-service defined benefit income	17,149
Consideration payable to customer related to divestiture	(17,185)
Income before income taxes	99,684

Total capital expenditures	$7,167	$109	$6,586	$472

During the three months ended September 30, 2023 and 2022, the Company had foreign sales of $89,901 and $73,304, respectively. During the six months ended September 30, 2023 and 2022, the Company had foreign sales of $168,814 and $143,408, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's business current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In August 2023, a panel of three arbitrators made an interim decision in an ongoing arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to ongoing responsibility for environmental remediation costs at four formerly occupied properties that had been previously operated by Northrop. Although the interim decision indicated that TAS would have certain ongoing responsibility for remediation at the properties, given the ongoing nature of the dispute and unresolved claims for damages and counterclaims, it is not possible to reasonably estimate the extent of TAS’s economic responsibility as it pertains to three of the properties. Approximately $1,300 has been accrued as a legal judgment loss and is management's best estimate of the remediation costs at the remaining fourth property. Further hearing on the matter is anticipated to occur in the second half of fiscal 2024. TAS intends to vigorously defend itself in this matter, including potentially seeking to set aside any adverse decision from the arbitration panel. While the Company currently expects that the final resolution of this matter will not have a material effect on its results from operations and cash flows, the assessment is subjective and requires the exercise of judgment, and the ultimate impact on operations could be in the range of a loss of up to $27,000, with such loss resulting in annual cash expenditures not likely to exceed $1,000 to $2,000 in a given year.

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of September 30, 2023, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the parties, and the ultimate claims made by the parties against each other could be material. As of September 30, 2023, we have accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material. The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures, including a May 17, 2023, letter relating to the sale of the Stuart facility. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. Other claims for indemnification with the Buyer of the Stuart facility remain outstanding. While the Company cannot predict the outcome of any pending or future litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a co-obligor under the contract pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company is typically indemnified by acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. As of September 30, 2023, no related indemnification assets or liabilities or guarantee liabilities have been recorded, and the Company has not been called upon to act as co-obligor under such arrangements through that date. Also, in connection with certain divestitures, the Company has assigned lease facility agreements to the acquirers and entered into agreements to act as a co-obligor under the lease agreement in the event of non-performance under the lease by the assignee. The Company is generally indemnified by the assignee or other third party to the transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord has acknowledged its duty to mitigate damages by re-leasing the property. The Company expects to be fully indemnified for any amounts payable under such guarantee.

As the Company has completed the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. The Withdrawal Liability is subject to further adjustment based on the finalization of the Fund’s actuarial valuation for the plan year ending December 31, 2021, (i.e., the applicable plan year preceding the date of the Company’s withdrawal). As of September 30, 2023, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheets is approximately $13,825, representing its estimate of the remaining obligation based on the letter received from the Fund. The Company is in the process of reviewing and responding to the withdrawal liability assessment, and it is possible the Withdrawal Liability could be reduced during that process.

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

Summary of Significant Financial Results

Significant financial results for the second quarter of the fiscal year ending March 31, 2024, include:

•
Net sales were $354.1 million compared with $307.6 million for the prior year period.
•
Operating income was $34.3 million compared with $132.2 million for the prior year period.
•
Net loss was $1.3 million, or ($0.02) per diluted common share, compared with net income of $106.5 million, or $1.63 per diluted common share, for the prior year period.
•
Backlog as of September 30, 2023, was $1.82 billion of which, we estimate that approximately $1.14 billion will be shipped by September 30, 2024.
•
We used $95.9 million of cash in operating activities for the six months ended September 30, 2023, as compared with cash used in operations of $112.4 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

In November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the six months ended September 30, 2022, we recognized approximately $5.3 million of the grant benefit as a reduction in cost of sales.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the Record Date. Each Warrant represented the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Approximately 8.1 million warrants have been exercised since the date of the Warrants initial distribution on December 19, 2022, through July 6, 2023. In the six months ended September 30, 2023, approximately 7.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $80.0 million. On July 6, 2023, the Company redeemed all of the approximately 11.4 million outstanding Warrants for a total redemption price of less than $0.1 million. In total, as a result of the Warrant exercises, from the date of issuance on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $84.1 million and reduced debt by approximately $14.4 million.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Boeing 737

The Boeing 737 program represented approximately 13% and 10% of revenue for the six months ended September 30, 2023 and 2022, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 71% and 67% for the six months ended September 30, 2023 and 2022, respectively. In October 2023, Boeing publicly disclosed that it expects the 737 program to transition production to 38 per month by December 31, 2023, and plans to reach 50 per month in the 2025/2026 timeframe.

Boeing 767

Approximately 7% of our revenue in the six months ended September 30, 2022, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

None of the programs noted above individually are expected to have a material impact on our consolidated results of operations.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations. Our diverse structure and customer base do not provide for precise comparisons of the impact of price and volume changes to our results. However, we have disclosed the significant variances between the respective periods.

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net (loss) income before interest and gains or losses on debt modification and extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customer related to divestitures, legal judgments and settlements, gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), other non-recurring impairments, and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net (loss) income. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net (loss) income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net (loss) income, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net (loss) income. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net (loss) income set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

operations, which included acquisitions, our net (loss) income has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

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
•
Warrants remeasurement gains or losses and warrant-related transaction costs may be useful for investors to consider because they reflect the mark-to-market changes in the fair value of our warrants and the costs associated with warrants issuance. We do not believe these earnings necessarily reflect the current and ongoing cash earnings related to our operations.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net (loss) income for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income (U.S. GAAP measure)	$(1,296)	$106,526	$(19,459)	$96,184
Income tax expense	1,742	1,750	3,492	3,500
Interest expense and other	35,884	32,453	74,533	64,365
Debt modification and extinguishment gain	(688)	—	(4,079)	—
Warrant remeasurement gain, net	(544)	—	(8,545)	—
Legal judgment loss	1,338	—	1,338	—
Consideration payable to customer related to divestiture	—	—	—	17,185
Shareholder cooperation expenses	—	—	1,905	—
(Gain) loss on sale of assets and businesses, net	(409)	(103,883)	12,208	(103,883)
Share-based compensation	3,724	3,952	7,346	5,530
Amortization of acquired contract liabilities	(590)	(867)	(1,165)	(1,390)
Depreciation and amortization	8,042	8,685	16,160	18,491
Adjusted EBITDA (non-GAAP measure)	$47,203	$48,616	$83,734	$99,982
Non-service defined benefit income (excluding pension related charges)	(820)	(8,563)	(1,640)	(17,149)
Adjusted EBITDAP (non-GAAP measure)	$46,383	$40,053	$82,094	$82,833

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended September 30, 2023
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$34,278	$54,639	$(3,348)	$(17,013)
Gain on sale of assets and businesses	(409)	—	—	(409)
Legal judgment loss	1,338	—	—	1,338
Share-based compensation	3,724	—	—	3,724
Amortization of acquired contract liabilities	(590)	(590)	—	—
Depreciation and amortization	8,042	6,953	644	445
Adjusted EBITDAP	$46,383	$61,002	$(2,704)	$(11,915)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended September 30, 2022
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income	$132,166	$43,413	$5,924	$82,829
Gain on sale of assets and businesses	(103,883)	—	—	(103,883)
Share-based compensation	3,952	—	—	3,952
Amortization of acquired contract liabilities	(867)	(867)	—	—
Depreciation and amortization	8,685	7,507	672	506
Adjusted EBITDAP	$40,053	$50,053	$6,596	$(16,596)

	Six Months Ended September 30, 2023
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$44,302	$100,423	$(5,924)	$(50,197)
Loss on sale of assets and businesses	12,208	—	—	12,208
Legal judgment loss	1,338	—	—	1,338
Shareholder cooperation expenses	1,905	—	—	1,905
Share-based compensation	7,346	—	—	7,346
Amortization of acquired contract liabilities	(1,165)	(1,165)	—	—
Depreciation and amortization	16,160	13,893	1,327	940
Adjusted EBITDAP	$82,094	$113,151	$(4,597)	$(26,460)

	Six Months Ended September 30, 2022
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income	$146,900	$76,564	$3,623	$66,713
Gain on sale of assets and businesses	(103,883)	—	—	(103,883)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	5,530	—	—	5,530
Amortization of acquired contract liabilities	(1,390)	(1,390)	—	—
Depreciation and amortization	18,491	15,028	2,368	1,095
Adjusted EBITDAP	$82,833	$90,202	$23,176	$(30,545)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended September 30, 2023, compared with three months ended September 30, 2022

	Three months ended September 30,
(In thousands)	2023	2022
Commercial OEM	$130,980	$127,846
Military OEM	61,058	61,423
Total OEM Revenue	192,038	189,269

Commercial Aftermarket	96,443	65,078
Military Aftermarket	55,756	44,960
Total Aftermarket Revenue	152,199	110,038

Non-Aviation Revenue	9,234	7,426
Amortization of acquired contract liabilities	590	867
Total Net Sales	$354,061	$307,600

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $5.6 million, or 4.5%, primarily on production volumes on Boeing 787 and 737 programs, partially offset by a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Military OEM sales were consistent with the prior year quarter due to stable demand.

Aftermarket sales include both repair and overhaul services as well as the sales of spare parts. Commercial Aftermarket sales increased $31.4 million, or 48.2%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales on an equal basis. The impacts from divestitures and exited or sunsetting programs on Commercial aftermarket sales was not significant.

Military aftermarket sales increased $10.8 million, or 24.0%, all of which was organic, driven by increased sales across several fixed wing platforms and increased repairs on rotorcraft platforms.

	Three months ended September 30,
	2023	2022
Segment operating income	$51,291	$49,337
Corporate (expense) income	(17,013)	82,829
Total operating income	34,278	132,166
Non-service defined benefit plan income	(820)	(8,563)
Interest expense & other	35,884	32,453
Debt modification and extinguishment gain	(688)	—
Warrant remeasurement gain	(544)	—
Income tax expense	1,742	1,750
Net (loss) income	$(1,296)	$106,526

Segment Operating Income

Segment operating income increased $2.0 million, or 4.0%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income increased $9.5 million, or 22.7%, driven by increased volumes disclosed above as well as a $4.0 million reduction in general and administrative human capital costs, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above.

Cost of OEM Sales increase primarily due to increased volumes disclosed above. Excluding impacts from divestitures and exited or sunsetting programs, organic gross profit margin percentage on OEM sales decreased to 12.9% for the three months ended September 30, 2023 from 24.8% for the three months ended September 30, 2022 due to inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, and the margin benefit of the nonrecurring intellectual property transaction disclosed above that was recognized in the prior year period.

Cost of Aftermarket sales increased primarily due to the increased Commercial Aftermarket sales noted above. Gross profit margin on Aftermarket sales increased to 38.8% for the three months ended September 30, 2023 from 31.1% for the three months ended September 30, 2022. This increase was driven by increased volumes and related efficiencies, as well as increases in prices for repair and overhaul services. The impacts from divestitures and exited or sunsetting programs on aftermarket cost of sales and profit margin was not significant.

Consolidated gross profit margin decreased to 26.2% for the three months ended September 30, 2023, from 32.4% for the three months ended September 30, 2022. This decrease was primarily due to inflationary increases in labor and material costs, the margin benefit of the nonrecurring intellectual property transaction disclosed above that was recognized in the prior year period, and certain favorable adjustments associated with sunsetting programs, partially offset by the increased mix in Aftermarket sales as a percentage of total sales. Excluding the impact from divestitures and exited or sunsetting programs, organic gross margin for the three months ended September 30, 2023, was 26.2% compared with 29.5% for the three months ended September 30, 2022.

Corporate Expense

Corporate income decreased to expense by $99.8 million, or 120.5%, primarily due to the prior period gain on sale of $103.9 million, primarily from the Stuart divestiture, partially offset by a reduction in general and administrative human capital costs of $4.6 million.

Interest Expense and Other

Interest expense and other increased due to higher interest rates compared to the prior year period.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $7.7 million primarily due to changes in discount rates and experience.

Income Taxes

The effective tax rate for the three months ended September 30, 2023 was 390.6%, compared with 1.6% for the three months ended September 30, 2022. The effective tax rate in both periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

Business Segment Performance — Three months ended September 30, 2023, compared with three months ended September 30, 2022

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

	Three Months Ended September 30,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$318,795	$274,198	16.3%	90.0%	89.1%
Interiors (formerly Aerospace Structures)	35,293	33,410	5.6%	10.0%	10.9%
Elimination of inter-segment sales	(27)	(8)	(237.5)%	(0.0)%	—
Total net sales	$354,061	$307,600	15.1%	100.0%	100.0%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$54,639	$43,413	25.9%	17.1%	15.8%
Interiors (formerly Aerospace Structures)	(3,348)	5,924	(156.5)%	(9.5)%	17.7%
Corporate	(17,013)	82,829	(120.5)%	n/a	n/a
Total segment operating income	$34,278	$132,166	(74.1)%	9.7%	43.0%

	Three Months Ended September 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$61,002	$50,053	21.9%	19.2%	18.3%
Interiors (formerly Aerospace Structures)	(2,704)	6,596	(141.0)%	(7.7)%	19.7%
Corporate	(11,915)	(16,596)	28.2%	n/a	n/a
	$46,383	$40,053	15.8%	13.1%	13.1%

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $44.6 million, or 16.3%, all of which was organic, and included growth across all end markets. Net sales increased primarily as a result of the continued market recovery driving volumes for both commercial OEM and aftermarket sales, partially offset by a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Operating Income and Adjusted EBITDAP

Operating income increased by $11.2 million, or 25.9%, all of which was organic. Operating income increased primarily due to the gross profit on increased sales described above as well as a $4.5 million reduction in general and administrative human capital costs, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Interiors:

Net Sales

Excluding impacts from divestitures and exited or sunsetting programs, organic net sales increased by $4.7 million, or 15.4%, primarily due to increased 737 OEM volume.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures and exited or sunsetting programs, organic operating loss increased by $1.7 million as inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, outpaced net sales growth. Organic Adjusted EBITDAP decreased by $1.7 million as a result of the same factors affecting organic operating loss.

Operating Margin and Adjusted EBITDAP Margin

Excluding impacts from divestitures and exited or sunsetting programs, operating loss as a percentage of segment sales was (9.5)% in the three months ended September 30, 2023, as compared with (5.3)% in the prior year period. This decrease in operating margin was the result of increases in labor and material costs. Organic Adjusted EBITDAP margin was (7.6)% in the three months ended September 30, 2023, as compared with (3.3)% in the prior year period, with decreasing margins resulting from the same factors affecting operating margin.

Six months ended September 30, 2023, compared with six months ended September 30, 2022

	Six Months Ended September 30,
(In thousands)	2023	2022
Commercial OEM	$248,194	$296,385
Military OEM	126,853	118,387
Total OEM Revenue	375,047	414,772

Commercial Aftermarket	184,086	128,261
Military Aftermarket	103,358	95,906
Total Aftermarket Revenue	287,444	224,167

Non-Aviation Revenue	17,550	16,655
Amortization of acquired contract liabilities	1,165	1,390
Total Net Sales	$681,206	$656,984

Commercial OEM sales decreased $48.2 million, or 16.3% due to divestitures and exited or sunsetting programs, which represented approximately $62.5 million in net changes. Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $14.3 million, or 6.1% due to increased production volumes on Boeing 787 and 737

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

programs, partially offset by a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Military OEM sales increased $8.5 million, or 7.2%, all of which were organic, primarily due to increased sales related to the CH-53K, V-22 and F35 programs.

Aftermarket sales include both repair and overhaul services as well as the sales of spare parts. Commercial Aftermarket sales increased $55.8 million, or 43.5%. Excluding impacts from divestitures, organic Commercial Aftermarket sales increased $57.6 million, or 45.8%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales on an equal basis.

Military aftermarket sales increased $7.5 million, or 7.8%, all of which was organic, driven by increased sales across several fixed wing platforms and repairs on rotorcraft platforms.

	Six Months Ended September 30,
	2023	2022
Segment operating income	$94,499	$80,187
Corporate expense	(50,197)	66,713
Total operating income	44,302	146,900
Non-service defined benefit plan income	(1,640)	(17,149)
Interest expense & other	74,533	64,365
Debt modification and extinguishment gain	(4,079)	-
Warrant remeasurement gain	(8,545)	-
Income tax expense	3,492	3,500
Net (loss) income	$(19,459)	$96,184

Segment Operating Income

Segment operating income increased $14.3 million, or 17.8%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income increased $26.9 million, or 38.1%, driven by the increased volumes disclosed above along with reduced general and administrative human capital costs $4.7 million, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above, and the prior period AMJP grant benefit of $5.3 million.

Cost of OEM Sales decreased primarily due to divestitures and exited or sunsetting programs, which represented approximately $47.8 million in net changes. Organic gross profit margin percentage on OEM sales decreased to 13.1% for the six months ended September 30, 2023 from 19.6% for the six months ended September 30, 2022 due to inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, the margin benefit of the nonrecurring intellectual property transaction disclosed above, and the prior period AMJP grant benefit.

Cost of Aftermarket sales increased primarily due to the increased Commercial Aftermarket sales noted above. Organic gross profit margin on Aftermarket sales increased to 39.7% for the six months ended September 30, 2023 from 33.5% for the six months ended September 30, 2022. This increase was driven by increased volumes and related efficiencies, as well as increases in prices for repair and overhaul services.

Consolidated gross profit margin decreased to 26.3% for the six months ended September 30, 2023, from 26.9% for the six months ended September 30, 2022. This decrease was primarily due to inflationary increases in labor and material costs, the margin benefit of the nonrecurring intellectual property transaction and AMJP grant benefit disclosed above that were recognized in the prior year period, and certain favorable adjustments associated with sunsetting programs, partially offset by the increased mix in Aftermarket sales as a percentage of total sales. Excluding impacts from divestitures and exited or sunsetting programs, organic gross margin for the six months ended September 30, 2023 was 26.5% compared with 27.6% for the six months ended September 30, 2022.

Corporate Expense

Corporate income decreased to expense primarily from the $103.9 million gain on sale of assets and businesses, primarily due to the divestiture of our Stuart manufacturing operations in the six months ended September 30, 2022.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Interest Expense and Other

Interest expense and other increased due to higher interest rates compared to the prior year period.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $15.5 million primarily due to changes in discount rates and experience.

Income Taxes

The effective tax rate for the six months ended September 30, 2023 was (21.9)%, compared with 3.5% for the six months ended September 30, 2022. The effective tax rate in both periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

Business Segment Performance - Six months ended September 30, 2023, compared with six months ended September 30, 2022

	Six Months Ended September 30,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$609,370	$528,841	15.2%	89.4%	80.5%
Interiors	71,876	128,163	(43.9)%	10.6%	19.5%
Elimination of inter-segment sales	(40)	(20)	(100.0)%	—	—
Total net sales	$681,206	$656,984	3.7%	100.0%	100.0%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$100,423	$76,564	31.2%	16.5%	14.5%
Interiors	(5,924)	3,623	(263.5)%	(8.2)%	2.8%
Corporate	(50,197)	66,713	(175.2)%	n/a	n/a
Total segment operating income	$44,302	$146,900	(69.8)%	6.5%	22.4%

	Six Months Ended September 30,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$113,151	$90,202	25.4%	18.6%	17.1%
Interiors	(4,597)	23,176	(119.8)%	(6.4)%	15.9%
Corporate	(26,460)	(30,545)	13.4%	n/a	n/a
	$82,094	$82,833	(0.9)%	12.1%	12.3%

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $80.5 million, or 15.2%, all of which was organic, and included growth across all end markets. Net sales increased primarily as a result of the continued market recovery driving volumes for both commercial OEM and aftermarket sales, partially offset by a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Operating Income and Adjusted EBITDAP

Operating income increased by $23.9 million , or 31.2%, all of which was organic. Operating income increased primarily due to the gross profit on increased sales described above as well as a $4.8 million reduction in general and administrative human capital costs, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above and the prior

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

period AMJP grant benefit of $5.3 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Interiors:

Net Sales

Organic net sales increased by $8.0 million, or 12.9%, excluding the sales decreases from divestitures and exited or sunsetting programs of $64.3 million. Organic net sales increased primarily due to increased OEM volume on the 787 and 737 programs.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures and exited or sunsetting programs, organic operating income increased by $3.1 million, primarily due to the increased volumes disclosed above, partially offset by inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso. The increased organic operating income was offset by decreased operating income from divestitures and exited or sunsetting programs by approximately $12.6 million. The decrease in Adjusted EBITDAP year over year is driven by the decreased Adjusted EBITDAP from divestitures and exited or sunsetting programs of approximately $30.4 million. Adjusted EBITDAP increased organically in line with the increase in organic operating income.

Operating Margin and Adjusted EBITDAP Margin

Excluding impacts from divestitures and exited or sunsetting programs, operating loss as a percentage of segment sales was (4.1)% as compared with (9.6)% in the prior year period. This increase in organic operating margin was the result of the increased volumes disclosed above, partially offset by the increases in labor and material costs. Organic Adjusted EBITDAP margin was (2.3)% as compared with (6.8)% in the prior year period with increasing margins as a result of the same factors affecting organic operating margin.

Liquidity and Capital Resources

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the six months ended September 30, 2023, we had a net cash outflow of $95.9 million from operating activities compared with a net cash outflow of $112.4 million for the six months ended September 30, 2022, an improvement of $16.5 million. Cash flows were primarily driven by timing of payables as well as increases in inventory as a result of anticipated increasing demand and certain supply chain constraints that we expect will largely recover in the latter half of the fiscal year. Cash flows from operations are consistent with seasonal working capital needs, and we expect continued improvement in the remainder of fiscal 2024. Interest payments were approximately $74.2 million for the six months ended September 30, 2023, as compared with $62.7 million for the six months ended September 30, 2022. The increase in interest payments is primarily the result of higher interest rates compared to the prior year period.

In November 2021 the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the six months ended September 30, 2022. These cash receipts are classified within cash from operations.

Investing Cash Flows

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cash flows used in investing activities for the six months ended September 30, 2023, increased $6.0 million from the six months ended September 30, 2022. Cash flows used in investing activities for the six months ended September 30, 2023, included payments related to the sales of assets and businesses of $6.8 million as a result of the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations, as described in Note 3 and Note 12. We also used approximately $11.0 million for capital expenditures and $1.5 million related to capital contributions to a joint venture. Cash flows used in investing activities for the six months ended September 30, 2022, included payments on the sale of assets and businesses of $6.2 million with additional investing outflows from capital expenditures of $7.2 million. We currently expect full year capital expenditures in fiscal 2024 to be in the range of $25.0 million. The majority of our fiscal 2024 capital expenditures are expected to be capital investments designed to improve our manufacturing efficiency and expand our capabilities. At any given time we may be evaluating or pursuing one or more transactions to optimize our asset base, deleverage, extend debt maturities, reduce interest expense or otherwise enhance our liquidity position. There can be no assurance if or when any such transactions will be completed, or the terms thereof.

Financing Cash Flows

Cash flows provided by financing activities for the six months ended September 30, 2023, were $59.2 million, compared with cash flows used in financing activities for the six months ended September 30, 2022, of $5.3 million. Current period financing cash flows pertain primarily to approximately $80.0 million in proceeds, net of related transaction costs, from approximately 6.8 million in Warrant exercises in the six months ended September 30, 2023, which resulted in the issuance of approximately 6.8 million shares, partially offset by the redemption of approximately $19.1 million in principal amount of 2025 Notes under the 10b5-1 repurchase plan agreement disclosed in Note 6, payments pertaining to costs incurred in conjunction with our March 2023 refinancing, borrowings and payments under finance leases, and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. Subsequent to September 30, 2023, the Company has also redeemed approximately $30.7 million in principal amount of the 2025 Notes under the 10b5-1 agreement, with approximately $0.2 million in potential additional future redemptions under this plan. As of September 30, 2023, we had $169.9 million of cash on hand and $59.1 million was available under our Securitization Facility after giving effect to approximately $19.6 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

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

As disclosed in Note 2, on July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of less than $0.1 million pursuant to its June 16, 2023 notice of redemption. In total, as a result of the Warrant exercises, from the date of issuance on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $84.1 million and reduced debt by approximately $14.0 million through the warrant program.

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

Parent and Guarantor Summarized Financial Information	September 30,	March 31,
Summarized Balance Sheet	2023	2023
	in thousands
Assets
Due from non-guarantor subsidiaries	$8,333	$1,048
Current assets	620,489	659,991
Noncurrent assets	642,098	648,608
Noncurrent receivable from non-guarantor subsidiaries	93,190	104,956

Liabilities
Due to non-guarantor subsidiaries	31,645	26,793
Current liabilities	266,831	352,270
Noncurrent liabilities	2,019,452	2,107,535

		Six Months Ended
Summarized Statement of Operations		September 30, 2023
		in thousands
Net sales to non-guarantor subsidiaries		$1,136
Net sales to unrelated parties		615,630
Gross profit		156,367
Loss from continuing operations before income taxes		(26,419)
Net loss		(26,753)

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

As of September 30, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

EX-22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002
Exhibit 101

The following financial information from Triumph Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders' Deficit for the three and six months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	November 7, 2023
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	November 7, 2023
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	November 7, 2023
Kai W. Kasiguran