Form 10-Q
period 2023-12-31
TRIUMPH GROUP INC
filed 2024-02-07
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2023

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on February 5, 2024, was 76,866,074.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$162,899	$227,403
Trade and other receivables, less allowance for credit losses of $4,628 and $5,477	127,494	156,116
Contract assets	89,406	86,740
Inventory, net	352,188	309,084
Prepaid expenses and other current assets	16,578	14,073
Assets held for sale - current	180,642	140,096
Total current assets	929,207	933,512
Property and equipment, net	141,583	138,622
Goodwill	511,571	509,449
Intangible assets, net	67,308	73,898
Other, net	26,913	28,697
Assets held for sale - noncurrent	—	30,666
Total assets	$1,676,582	$1,714,844
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,342	3,162
Accounts payable	133,550	173,575
Contract liabilities	40,182	44,095
Accrued expenses	140,092	141,679
Liabilities related to assets held for sale - current	32,216	34,413
Total current liabilities	349,382	396,924
Long-term debt, less current portion	1,627,810	1,688,620
Accrued pension and other postretirement benefits	301,661	359,375
Deferred income taxes	7,356	7,268
Other noncurrent liabilities	60,653	59,988
Liabilities related to assets held for sale - noncurrent	—	65
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, 76,856,572 and 65,432,589 shares issued; 76,855,941 and 65,432,589 outstanding	77	65
Capital in excess of par value	1,107,241	964,741
Treasury stock, at cost, 631 and 0 shares	(5)	—
Accumulated other comprehensive loss	(534,676)	(554,646)
Accumulated deficit	(1,242,917)	(1,207,556)
Total stockholders' deficit	(670,280)	(797,396)
Total liabilities and stockholders' deficit	$1,676,582	$1,714,844

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales	$284,955	$261,662	$833,456	$805,104
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	214,972	190,014	618,742	588,009
Selling, general and administrative	42,846	39,497	135,479	142,019
Depreciation and amortization	7,383	7,798	22,062	24,473
Legal judgment loss	—	—	1,338	—
Restructuring	43	—	1,985	1,074
Loss (gain) on sale of assets and businesses	—	720	12,208	(103,163)
	265,244	238,029	791,814	652,412
Operating income	19,711	23,633	41,642	152,692
Non-service defined benefit income	(820)	(8,576)	(2,460)	(25,725)
Debt modification and extinguishment (gain) loss	(1,046)	1,441	(5,125)	1,441
Warrant remeasurement gain, net	—	(5,537)	(8,545)	(5,537)
Interest expense and other, net	32,419	30,769	94,354	83,262
(Loss) income from continuing operations before income taxes	(10,842)	5,536	(36,582)	99,251
Income tax expense	1,069	24	3,348	2,669
(Loss) income from continuing operations	(11,911)	5,512	(39,930)	96,582
(Loss) income from discontinued operations, net of tax expense of $2,246, $376, $3,459, and $1,232, respectively	(3,991)	5,440	4,569	10,554
Net (loss) income	$(15,902)	$10,952	$(35,361)	$107,136
(Loss) earnings per share—basic:
(Loss) Income per share - continuing operations	$(0.15)	$0.09	$(0.55)	$1.49
(Loss) Income per share - discontinued operations	(0.05)	0.08	0.06	0.16
(Loss) earnings per share	$(0.20)	$0.17	$(0.49)	$1.65
Weighted average common shares outstanding—basic	76,895	65,066	73,200	64,969
(Loss) earnings per share—diluted:
(Loss) Income per share - continuing operations	$(0.15)	$—	$(0.55)	$1.37
(Loss) Income per share - discontinued operations	(0.05)	0.08	0.06	0.16
(Loss) earnings per share	$(0.20)	$0.08	$(0.49)	$1.53
Weighted average common shares outstanding—diluted	76,895	68,454	73,200	66,346

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net (loss) income	$(15,902)	$10,952	$(35,361)	$107,136
Other comprehensive income:
Foreign currency translation adjustment	7,021	14,050	5,565	(8,765)
Defined benefit pension plans and other postretirement benefits:
Reclassification to net (loss) income - net of tax expense
Amortization of net loss, net of taxes of $0 and $0, respectively	6,424	6,574	19,271	19,722
Recognized prior service credits, net of taxes of $0 and $0, respectively	(1,251)	(1,251)	(3,752)	(3,752)
Total defined benefit pension plans and other postretirement benefits, net of taxes	5,173	5,323	15,519	15,970
Cash flow hedges:
Unrealized gain arising during the period, net of tax expense of $0 and $0, respectively	161	2,374	727	2,110
Reclassification of gain included in net earnings, net of tax expense of $0 and $0, respectively	(80)	(222)	(1,841)	(1,169)
Net unrealized gain (loss) on cash flow hedges, net of tax	81	2,152	(1,114)	941
Total other comprehensive income	12,275	21,525	19,970	8,146
Total comprehensive (loss) income	$(3,627)	$32,477	$(15,391)	$115,282

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of restricted shares for minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)
Net loss	—	—	—	—	—	(1,296)	(1,296)
Foreign currency translation adjustment	—	—	—	—	(5,160)	—	(5,160)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(858)	—	(858)
Share-based compensation	127,324	—	3,677	47	—	—	3,724
Repurchase of restricted shares for minimum tax obligation	(4,944)	—	—	(47)	—	—	(47)
Employee stock purchase plan	13,443	—	166	—	—	—	166
Warrant exercises, net of income taxes of $0	6,735,798	7	81,939	—	—	—	81,946
September 30, 2023	76,835,661	$77	$1,105,673	$—	$(546,951)	$(1,227,015)	$(668,216)
Net loss	—	—	—	—	—	(15,902)	(15,902)
Foreign currency translation adjustment	—	—	—	—	7,021	—	7,021
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	81	—	81
Share-based compensation	2,174	—	1,442	—	—	—	1,442
Repurchase of restricted shares for minimum tax obligation	(631)	—	—	(5)	—	—	(5)
Employee stock purchase plan	18,737	—	126	—	—	—	126
December 31, 2023	76,855,941	$77	$1,107,241	$(5)	$(534,676)	$(1,242,917)	$(670,280)

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

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended December 31,
	2023	2022
Operating Activities
Net (loss) income	$(35,361)	$107,136
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	25,688	27,115
Amortization of acquired contract liability	(1,951)	(1,832)
Loss (gain) on sale of assets and businesses	12,208	(103,163)
Gain on modification and extinguishment of debt	(5,125)	—
Other amortization included in interest expense	4,458	4,857
Provision for credit losses	855	495
Warrants remeasurement gain	(8,545)	(6,435)
Share-based compensation	8,788	6,420
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	16,926	(8,579)
Contract assets	(4,144)	(14,667)
Inventories	(49,545)	(39,829)
Prepaid expenses and other current assets	(880)	839
Accounts payable, accrued expenses, and contract liabilities	(30,502)	(63,014)
Accrued pension and other postretirement benefits	(3,352)	(25,647)
Other, net	2,207	4,013
Net cash used in operating activities	(68,275)	(112,291)
Investing Activities
Capital expenditures	(16,258)	(12,274)
Payments on sale of assets and businesses	(6,840)	(6,160)
Investment in joint venture	(1,658)	—
Net cash used in investing activities	(24,756)	(18,434)
Financing Activities
Proceeds from issuance of long-term debt	2,000	—
Retirement of debt and finance lease obligations	(50,585)	(1,809)
Payment of deferred financing costs	(1,728)	—
Proceeds on issuance of common stock, net of issuance costs	79,961	—
Repurchase of shares for share-based compensation minimum tax obligation	(1,287)	(3,490)
Net cash provided by (used in) financing activities	28,361	(5,299)
Effect of exchange rate changes on cash	166	(5,425)
Net change in cash and cash equivalents	(64,504)	(141,449)
Cash and cash equivalents at beginning of period	227,403	240,878
Cash and cash equivalents at end of period	$162,899	$99,429

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended December 31, 2023 and 2022, are not necessarily indicative of results that may be expected for the year ending March 31, 2024. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2023 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (the "SEC") on May 24, 2023.

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

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power, and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. As disclosed in Note 3, in December 2023 the Company entered into a definitive agreement with AAR Corp. (“AAR”), to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). As a result of this agreement, effective in the third quarter of fiscal 2024, the Company has classified the Product Support results of operations for all periods presented as discontinued operations, and has classified the assets and liabilities of the disposal group as held for sale, and these operations are no longer reported as part of the Systems & Support reportable segment.

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

For the three and nine months ended December 31, 2023, cumulative catch-up adjustments resulting from changes in estimated contract values and contract costs during the periods were immaterial. For the three months ended December 31, 2022, cumulative catch-up adjustments resulting from changes in estimates increased net sales, operating income, net income, and earnings per diluted share by approximately $1,459, $748, $748, and $0.01, respectively. For the nine months ended December 31, 2022, cumulative catch-up adjustments resulting from changes in estimates increased net sales, operating income, net income, and earnings per diluted share by approximately $13,360, $20,151, $20,151, and $0.30, respectively.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 13% and 13% of total trade accounts receivable, including receivables presented within assets held for sale - current, as of December 31, 2023 and March 31, 2023, respectively. As of March 31, 2023, trade and other receivables from Daher Aerospace Inc. ("Daher") include receivables that largely corresponded with payables associated with transition services and represented approximately 20% as of March 31, 2023. The transition services agreement with Daher contractually expired as of June 30, 2023, and remaining receivables and payables as of that date were not significant. The Company had no other concentrations of credit risk of more than 10%.

Sales to Boeing from continuing operations for the nine months ended December 31, 2023, were $200,577, or 24% of net sales, of which $123,323 and $77,254 were from Systems & Support and Interiors, respectively. Sales to Boeing for the nine months ended December 31, 2023, included within discontinued operations were approximately $31,366. Sales to Boeing from continuing operations for the nine months ended December 31, 2022, were $238,750, or 30% of net sales, of which $110,290 and $128,460 were from Systems & Support and Interiors, respectively. Sales to Boeing for the nine months ended December 31, 2022, included within discontinued operations were approximately $27,066.

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

Supplemental Cash Flow Information

For the nine months ended December 31, 2023 and 2022 the Company paid $4,962 and $3,838, respectively for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

certain transaction expenses; the adjustments will be estimated at closing and are expected to be finalized during the first half of fiscal 2025. Product Support companies provide aftermarket maintenance, repair, and overhaul solutions for commercial, regional and military aircraft. The transaction is expected to close during the fourth quarter of fiscal 2024 and result in a significant gain. As a result of this planned transaction, effective in the third quarter of fiscal 2024, we have classified our results of operations for all periods presented to reflect Product Support as discontinued operations and classified the assets and liabilities of this disposal group as held for sale. Under the terms of the purchase agreement, we will continue to guarantee the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering existing contracts with specific customers that are expected to be fully satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. Other than these guarantees, a short-term transition services agreement, commercial purchases and sales which are not significant and are entered into in the ordinary course of business, and other customary short-term transitional activities, the Company will have no further continuing involvement with Product Support.

On February 6, 2024, the Company provided holders of the 2028 First Lien Notes with a conditional notice of redemption to redeem approximately $120,000 of the 2028 First Lien Notes (as defined in Note 6 below) at a redemption price equal to 103% of the aggregate principal amount plus accrued and unpaid interest. The Company also provided holders of the 2025 Notes (as defined in Note 6 below) with a conditional notice of redemption to redeem up to all of the outstanding 2025 Notes at 100% of the aggregate principal amount plus accrued and unpaid interest. Both redemptions are conditioned on the closing of the sale of Product Support, and the unsecured redemption will only occur after the Company conducts an asset sale offer whereby it will first offer the proceeds allocated to redeem the 2025 Notes to repurchase the 2028 First Lien Notes at 100% of the aggregate principal amount plus accrued and unpaid interest. In the event that the Company redeems more than $140,000 of the 2028 First Lien Notes pursuant to the asset sale offer, the redemption of the 2025 Notes will be reduced dollar-for-dollar by the amount of the 2028 First Lien Notes that are redeemed above $140,000. If the Company redeems more than $575,621 of 2028 First Lien Notes pursuant to the asset sale offer, the redemption of the 2025 Notes will not occur.

As a result of this planned transaction, effective in the third quarter of fiscal 2024, we have classified our results of operations for all periods presented to reflect Product Support as discontinued operations and classified the assets and liabilities of this disposal group as held for sale.

The following table shows the results of Product Support within discontinued operations for each of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Major line items constituting pretax (loss) income of discontinued operations
Net sales	$64,855	$67,194	$197,560	$180,735
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	49,703	50,188	148,058	132,653
Selling, general and administrative	8,749	4,772	19,247	14,414
Depreciation and amortization	2,144	826	3,625	2,642
Restructuring	—	—	—	1,777
	60,596	55,786	170,930	151,485
Operating income	4,259	11,408	26,630	29,250
Interest expense and other, net	6,004	5,592	18,602	17,464
(Loss) income from discontinued operations before income taxes	(1,745)	5,816	8,028	11,786
Income tax expense	2,246	376	3,459	1,232
(Loss) income from discontinued operations	$(3,991)	$5,440	$4,569	$10,554

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt, adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $5,945 and $5,215 in the three months ended December 31, 2023 and 2022, respectively, and $16,428 and $17,932 in the nine months ended December 31, 2023 and 2022, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows the major classes of assets and liabilities held for sale:

	December 31,	March 31,
	2023	2023
ASSETS
Carrying amount of major classes of assets included as part of discontinued operations:
Trade and other receivables, less allowance for credit losses of $3,011 and $2,905	$43,080	$40,659
Contract assets	17,647	16,287
Inventory, net	87,129	80,161
Prepaid expenses and other current assets	2,087	2,989
Property and equipment, net	26,161	28,178
Other, net	4,538	2,488
Total assets of the disposal group classified as held-for-sale in the statement of financial position	$180,642	$170,762
LIABILITIES
Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$21,788	$24,357
Contract liabilities	104	387
Accrued expenses	9,726	9,669
Other noncurrent liabilities	598	65
Total liabilities of the disposal group classified as held-for-sale in the statement of financial position	$32,216	$34,478

The accompanying condensed consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by operating activities related to discontinued operations totaled $18,610 and $14,586 for the nine months ended December 31, 2023 and 2022, respectively. Cash used in investing activities related to discontinued operations totaled $(3,023) and $(2,660) for the nine months ended December 31, 2023 and 2022, respectively. Cash used in financing activities was immaterial.

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs in fiscal year 2023. In the nine months ended December 31, 2023, the Company paid $6,800 to the buyer of the Stuart manufacturing operations and recognized a loss of approximately $3,900 due to the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations. Additionally, in the nine months ended December 31, 2023, the Company recognized a loss on sale of approximately $8,300 related to an adjustment that would have reduced the fiscal 2023 gain on sale. Other claims for indemnification with the Buyer of the Stuart facility (refer to Note 12) remain outstanding. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors reportable segment through the date of divestiture.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Systems & Support
Satisfied over time	$73,289	$77,559	$230,959	$222,109
Satisfied at a point in time	166,786	140,077	484,590	409,436
Revenue from contracts with customers	240,075	217,636	715,549	631,545
Amortization of acquired contract liabilities	800	442	1,965	1,832
Total Systems & Support revenue	240,875	218,078	717,514	633,377

Interiors
Satisfied over time	$37,067	$37,692	$97,712	$155,740
Satisfied at a point in time	7,013	5,892	18,230	15,987
Revenue from contracts with customers	44,080	43,584	115,942	171,727
Total Interiors revenue	44,080	43,584	115,942	171,727
Total revenue	$284,955	$261,662	$833,456	$805,104

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Systems & Support
OEM Commercial	$98,178	$76,975	$275,805	233,319
OEM Military	61,149	61,705	190,758	180,901
MRO Commercial	35,089	30,485	106,938	84,910
MRO Military	38,328	39,093	117,835	111,729
Non-aviation	7,331	9,378	24,213	20,686
Revenue from contracts with customers	240,075	217,636	715,549	631,545
Amortization of acquired contract liabilities	800	442	1,965	1,832
Total Systems & Support revenue	$240,875	$218,078	$717,514	633,377

Interiors
OEM Commercial	$44,078	$42,992	$114,819	163,877
MRO Commercial	—	437	704	2,808
Non-aviation	2	155	419	5,042
Revenue from contracts with customers	44,080	43,584	115,942	171,727
Total Interiors revenue	44,080	43,584	115,942	171,727
Total revenue	$284,955	$261,662	$833,456	805,104

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three and nine months ended December 31, 2023 and 2022, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	December 31, 2023	March 31, 2023	Change
Contract assets	$89,406	$86,740	$2,666
Contract liabilities	(40,182)	(44,558)	4,376
Net contract asset	$49,224	$42,182	$7,042

The change in contract assets is the result of revenue recognized in excess of amounts billed during the nine months ended December 31, 2023. The change in contract liabilities is the result of revenue recognized in excess of receipt of additional customer advances during the nine months ended December 31, 2023. For the nine months ended December 31, 2023, the Company recognized $18,359 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of December 31, 2023, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,594,870	$979,462	$604,881	$10,527	$—

5. INVENTORIES

Inventories are stated at the lower of cost (average-cost or specific-identification methods) or market. The components of inventories are as follows:

	December 31,	March 31,
	2023	2023
Raw materials	$33,560	$26,919
Work-in-process, including manufactured and purchased components	307,697	262,784
Finished goods	8,591	17,000
Rotable assets	2,340	2,381
Total inventories	$352,188	$309,084

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	March 31,
	2023	2023
Finance leases	$14,809	$14,816
Senior secured first lien notes due 2028	1,200,000	1,200,000
Senior notes due 2025	435,621	499,024
Other notes	1,939	—
Less: debt issuance costs	(21,217)	(22,058)
	1,631,152	1,691,782
Less: current portion	3,342	3,162
	$1,627,810	$1,688,620

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

In December 2023, the Company amended the Securitization Facility, decreasing the purchase limit from $100,000 to $75,000, modifying certain other terms, and extending the term through December 2025.

As of December 31, 2023, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At December 31, 2023, there were $0 in borrowings and $19,623 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies.

The agreements governing the Securitization Facility contain restrictions and covenants, including limitations on the making of certain restricted payments; creation of certain liens; and certain corporate acts such as mergers, consolidations and the sale of all or substantially all the Company's assets.

Senior Secured First Lien Notes due 2028

On March 14, 2023, the Company issued $1,200,000 principal amount of 9.000% Senior Secured First Lien Notes due March 15, 2028, pursuant to an indenture among the Company, the Guarantor Subsidiaries, and U.S. Bank National Association, as trustee (the “2028 First Lien Notes”). The 2028 First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 9.000%. Interest is payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2023. In the nine months ended December 31, 2023, the Company recognized a gain of approximately $3,400 related to an adjustment to its deferred debt issuance costs, a portion of which related to fiscal 2023. The total issuance costs incurred in connection with the issuance of the 2028 First Lien Notes are now approximately $23,000 and are being amortized over the term of the 2028 First Lien Notes.

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

In the nine months ended December 31, 2023, approximately $13,404 in principal amount of the 2025 Notes were used to pay the exercise price for approximately 0.9 million Warrants. In August, the Company executed a 10b5-1 repurchase plan agreement with a third-party (the "Agent") granting the Agent the authority to repurchase on the open market up to $50,000 in principal amount of the 2025 Notes, subject to specific conditions, including daily volume and market prices. Pursuant to this agreement, in the nine months ended December 31, 2023, the Company used approximately $48,062 to redeem $50,000 principal amount of the 2025 Notes. The extinguishment gains on these transactions totaled approximately $1,700.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the consolidated financial statements are as follows:

December 31, 2023		March 31, 2023
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,631,152	$1,728,754	$1,691,782	$1,676,879

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the nine months ended December 31, 2023 and 2022, amounted to $75,108 and $89,225, respectively.

7. EARNINGS PER SHARE

The calculation of basic earnings per share is based on (loss) income from continuing operations, (loss) income from discontinued operations, or net (loss) income divided by the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding warrants and outstanding restricted stock units) and is based on (loss) income from continuing operations, (loss) income from discontinued operations, or net (loss) income divided by the diluted weighted average number of common shares considered outstanding during the periods. As disclosed in Note 2, the Warrants permitted the tendering of Designated Notes in payment of the exercise price. In computing diluted earnings per share, the Company applies the if-converted method to the warrants and such warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added back as an adjustment to the (loss) income from continuing operations numerator as the warrants are transactions related to continuing operations. The (loss) income from continuing operations numerator is also adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the warrants when calculating

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

diluted earnings per share. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)
	2023	2022	2023	2022
Numerator:
Numerator for basic earnings per share:
(Loss) income from continuing operations	$(11,911)	$5,512	$(39,930)	$96,582

Effect of Dilutive Securities:
Warrants	—	(5,730)	—	(5,730)

Numerators for diluted earnings per share:
(Loss) income from continuing operations available to common stockholders after assumed conversions	$(11,911)	$(218)	$(39,930)	$90,852
(Loss) income from discontinued operations, net of tax	(3,991)	5,440	4,569	10,554
Net (loss) income available to common stockholders after assumed conversions	$(15,902)	$5,222	$(35,361)	$101,406

Denominator:
Denominator for basic earnings per share
Weighted average common shares outstanding - basic	76,895	65,066	73,200	64,969

Effect of Dilutive Securities:
Warrants	—	3,169	—	1,056
Restricted stock units	—	219	—	321
Dilutive potential common shares	—	3,388	—	1,377
Denominator for basic earnings per share
Weighted average common shares outstanding - diluted	76,895	68,454	73,200	66,346

Earnings (loss) per share:
Basic (loss) earnings per share - continuing operations	$(0.15)	$0.09	$(0.55)	$1.49
Basic (loss) earnings per share - discontinued operations	(0.05)	0.08	0.06	0.16
Basic (loss) earnings per share	$(0.20)	$0.17	$(0.49)	$1.65

Diluted (loss) earnings per share - continuing operations	$(0.15)	$-	$(0.55)	$1.37
Diluted (loss) earnings per share - discontinued operations	(0.05)	0.08	0.06	0.16
Diluted (loss) earnings per share	$(0.20)	$0.08	$(0.49)	$1.53

(1) For the three and nine months ended December 31, 2023, no shares and approximately 6.2 million shares, respectively, that could potentially dilute earnings per share as a result of warrants outstanding during the respective periods were not included in diluted weighted average common shares outstanding because to do so would be anti-dilutive. For the three and nine months ended December 31, 2023 and 2022, the shares that could potentially dilute earnings per share in the future related to stock options and non-vested share-based compensation that were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

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

As of December 31, 2023 and March 31, 2023, the total amount of unrecognized tax benefits was $12,340 and $12,085, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of December 31, 2023, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2024 and future periods.

The effective income tax rate for the three months ended December 31, 2023, was (9.9)% as compared with 0.4% for the three months ended December 31, 2022. The effective income tax rate for the nine months ended December 31, 2023 was (9.2%) as compared with 2.7% for the nine months ended December 31, 2022. For the three and nine months ended December 31, 2023, the effective tax rate in all periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit income for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Components of net periodic benefit income:
Service cost	$100	$169	$300	$511
Interest cost	20,117	16,290	60,350	48,869
Expected return on plan assets	(26,252)	(30,326)	(78,754)	(90,973)
Amortization of prior service credits	26	26	77	77
Amortization of net loss	7,523	7,725	22,568	23,174
Net periodic benefit expense (income)	$1,514	$(6,116)	$4,541	$(18,342)

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $4,467 and $4,581 for the nine months ended December 31, 2023 and 2022, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2023 and 2022, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)
Other comprehensive (loss) income before reclassifications	7,021	161	—		7,182
Amounts reclassified from AOCI	—	(80)	5,173	(2)	5,093
Net current period OCI	7,021	81	5,173		12,275
December 31, 2023	$(43,641)	$103	$(491,138)		$(534,676)

September 30, 2022	$(70,748)	$(1,481)	$(404,504)		$(476,733)
Other comprehensive income before reclassifications	14,050	2,374	—		16,424
Amounts reclassified from AOCI	—	(222)	5,323	(2)	5,101
Net current period OCI	14,050	2,152	5,323		21,525
December 31, 2022	$(56,698)	$671	$(399,181)		$(455,208)

March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive (loss) income before reclassifications	5,565	727	—		6,292
Amounts reclassified from AOCI	—	(1,841)	15,519	(2)	13,678
Net current period OCI	5,565	(1,114)	15,519		19,970
December 31, 2023	$(43,641)	$103	$(491,138)		$(534,676)

March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
Other comprehensive income before reclassifications	(8,765)	2,110	—		(6,655)
Amounts reclassified from AOCI	—	(1,169)	15,970	(2)	14,801
Net current period OCI	(8,765)	941	15,970		8,146
December 31, 2022	$(56,698)	$671	$(399,181)		$(455,208)
(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service costs, which are included in net periodic benefit income. Refer to Note 9 for additional disclosure regarding the Company's postretirement benefit plans.

11. SEGMENTS

The Company reports financial performance based on the following two reportable segments: Systems & Support and Interiors. The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Operating Decision Maker (the "CODM") evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate performance of its segments and allocate resources. Financial information for Systems & Support differs from information reported in prior periods as this reportable segment no longer includes the results of operations of Product Support which have been reclassified for all periods as discontinued operations.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$284,955	$—	$240,875	$44,080	$—
Intersegment sales (eliminated in consolidation)	—	(234)	234	—	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	37,899	—	39,439	(1,540)	—

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(7,383)	(406)	(6,393)	(584)	—
Interest expense and other, net	(32,419)
Corporate expenses	(10,163)
Share-based compensation expense	(1,442)
Amortization of acquired contract liabilities	800
Non-service defined benefit income	820
Debt modification and extinguishment gain	1,046
Loss from continuing operations before income taxes	$(10,842)

Total capital expenditures	$5,230	$152	$3,993	$522	$563
Total assets	$1,676,582	$145,150	$1,247,616	$103,174	$180,642

	Three Months Ended December 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$261,662	$—	$218,078	$43,584	$—
Intersegment sales (eliminated in consolidation	—	(140)	118	22	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	43,451	—	37,737	5,714	—

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(7,798)	(514)	(6,593)	(691)	—
Interest expense and other, net	(30,769)
Corporate expenses	(10,852)
Share-based compensation expense	(890)
Loss on sale of assets and businesses	(720)
Amortization of acquired contract liabilities	442
Non-service defined benefit income	8,576
Debt extinguishment loss	(1,441)
Warrant remeasurement gain, net	5,537
Income from continuing operations before income taxes	$5,536

Total capital expenditures	$5,107	$81	$3,014	$567	$1,445

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended December 31, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$833,456	$—	$717,514	$115,942	$—
Intersegment sales (eliminated in consolidation)	—	(737)	724	13	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	122,601	—	128,738	(6,137)	—

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(22,062)	(1,346)	(18,805)	(1,911)	—
Interest expense and other, net	(94,354)
Corporate expenses	(38,528)
Share-based compensation expense	(8,788)
Loss on sale of assets and businesses	(12,208)
Amortization of acquired contract liabilities	1,965
Non-service defined benefit income	2,460
Legal judgment loss	(1,338)
Debt extinguishment gain	5,125
Warrant remeasurement gain, net	8,545

Loss from continuing operations before income taxes	$(36,582)

Total capital expenditures	$16,258	$2,089	$11,201	$1,581	$1,387

	Nine Months Ended December 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$805,104	$—	$633,377	$171,727	$—
Intersegment sales (eliminated in consolidation)	—	(343)	301	42	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	137,171	—	108,281	28,890	—

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(24,473)	(1,609)	(19,805)	(3,059)	—
Interest expense and other, net	(83,262)
Corporate expenses	(41,396)
Share-based compensation expense	(6,420)
Gain on sale of assets and businesses	103,163
Amortization of acquired contract liabilities	1,832
Non-service defined benefit income	25,725
Consideration payable to customer related to divestiture	(17,185)
Debt extinguishment loss	(1,441)
Warrant remeasurement gain, net	5,537
Income from continuing operations before income taxes	$99,251

Total capital expenditures	$12,274	$190	$8,386	$1,038	$2,660

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of December 31, 2023, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the parties, including as disclosed further below, and the ultimate claims made by the parties against each other could be material. As of December 31, 2023, we have accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material.

The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. The purchaser of the Stuart facility also commenced litigation against the Company on December 12, 2023, seeking additional indemnification for damages claimed to be approximately $130,000 for losses allegedly arising from the knowing breach of certain representations

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

and warranties regarding the financial condition of TAS and the products manufactured by TAS and alleged failures to disclose known and widespread paint issues and certain supplier and production issues at the facility prior to the closing. While the Company cannot predict the outcome of any pending or future litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a co-obligor under the contract pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company is typically indemnified by acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. As of December 31, 2023, no related indemnification assets or liabilities or guarantee liabilities have been recorded, and the Company has not been called upon to act as co-obligor under such arrangements through that date. Also, in connection with certain divestitures, the Company has assigned lease facility agreements to the acquirers and entered into agreements to act as a co-obligor under the lease agreement in the event of non-performance under the lease by the assignee. The Company is generally indemnified by the assignee or other third party to the transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord has acknowledged its duty to mitigate damages by re-leasing the property. The Company expects to be fully indemnified for any amounts payable under such guarantee.

As the Company has completed the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. The Withdrawal Liability is subject to further adjustment based on the finalization of the Fund’s actuarial valuation for the plan year ending December 31, 2021, (i.e., the applicable plan year preceding the date of the Company’s withdrawal). As of December 31, 2023, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheets is approximately $13,415, representing its estimate of the remaining obligation based on the letter received from the Fund. The Company is in the process of reviewing and responding to the withdrawal liability assessment, and it is possible the Withdrawal Liability could be reduced during that process.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

Business

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development and support of proprietary components, subsystems and systems, production of complex assemblies using external designs; and (ii) Interiors, whose companies' revenues are primarily derived from supplying commercial and regional manufacturers with thermo-acoustic insulation, composite components, ducting and primarily to customer designs and model-based definition.

Discontinued Operations

As disclosed in Note 3, in December 2023 the Company entered into a definitive agreement with AAR Corp. (“AAR”) , to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). As a result of this agreement, effective in the third quarter of fiscal 2024, the Company has classified the Product Support results of operations for all periods presented as a discontinued operations, and has classified the assets and liabilities of the disposal group as held for sale, and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended December 31, 2023 and 2022, reflect results from our continuing operations.

Loss from discontinued operations in the three months ended December 31, 2023, was approximately $4.0 million as compared with income from discontinued operations in the three months ended December 31, 2022, of approximately $5.4 million. Income from discontinued operations in the nine months ended December 31, 2023, was approximately $4.6 million as compared with income from discontinued operations in the nine months ended December 31, 2022, of approximately $10.6 million. This decrease was primarily driven by approximately $3.7 million in divestiture-related third party consulting costs, $1.8 million in increased tax expense resulting from the expected repatriation of cash held by our Thailand subsidiary prior to the closing of the transaction, increased depreciation expense of $1.4 million as a result of adjustments due to the pending sale, and higher interest expense allocated from parent company debt, partially offset by increased earnings on higher sales due to the continued recovery of the Commercial MRO market from the COVID-19 pandemic.

Under the terms of the purchase agreement, we will continue to guarantee the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering existing contracts with specific customers that are expected to be fully satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. As of December 31, 2023, no indemnification assets or liabilities or guarantee liabilities have been recognized nor are any expected to be recognized at or subsequent to the closing of this divestiture.

Other Divestitures

Additionally and as disclosed in Note 3, in July 2022, we completed the sale of our manufacturing operations located in Stuart, Florida, and recognized a gain in the second quarter of fiscal 2023. The Stuart operations specialized in the assembly of large, complex metallic structures such as wing and fuselage assemblies. As a result of the completion of this sale, we have exited our structures business and reshaped our portfolio of companies to consist primarily of businesses providing systems and aftermarket services. The operating results associated with the Stuart operations are included within Interiors through the date of divestiture.

Summary of Significant Financial Results

Significant financial results for the third quarter of the fiscal year ending March 31, 2024, include:

•
Net sales were $285.0 million compared with $261.7 million for the prior year period.
•
Operating income was $19.7 million compared with $23.6 million for the prior year period.
•
Loss from continuing operations was $11.9 million, or ($0.15), per diluted common share, compared with income from continuing operations of $5.5 million and $0.09 per diluted common share, for the prior year period.
•
Net loss, including loss from discontinued operations, was $15.9 million, or ($0.20) per diluted common share, compared with net income, including income from discontinued operations, of $11.0 million, or $0.17 per diluted common share, for the prior year period.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

•
Backlog as of December 31, 2023, was $1.87 billion of which, we estimate that approximately $1.16 billion will be shipped by December 31, 2024.
•
We used $68.3 million of cash in operating activities for the nine months ended December 31, 2023, as compared with cash used in operations of $112.3 million in the comparable prior year period.

Aviation Manufacturing Jobs Protection Program

In November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the nine months ended December 31, 2022, we recognized approximately $4.8 million of the grant benefit as a reduction in cost of sales.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the Record Date. Each Warrant represented the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Approximately 8.1 million warrants have been exercised since the date of the Warrants initial distribution on December 19, 2022, through July 6, 2023. In the nine months ended December 31, 2023, approximately 7.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $80.0 million. On July 6, 2023, the Company redeemed all of the approximately 11.4 million outstanding Warrants for a total redemption price of less than $0.1 million. In total, as a result of the Warrant exercises, from the date of issuance on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $84.1 million and reduced debt by approximately $14.4 million.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Boeing 737

The Boeing 737 program represented approximately 14% and 10% of revenue for the nine months ended December 31, 2023 and 2022, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 89% and 90% for the nine months ended December 31, 2023 and 2022, respectively. In January 2024 , Boeing publicly disclosed that the 737 program production rate had reached 38 per month.

Boeing 767

Approximately 6% of our revenue in the nine months ended December 31, 2022, was generated by 767 production from our Stuart, Florida, operations, which, as disclosed above, was sold as of July 1, 2022. The impact of 767 production on our operating income was not significant.

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

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net (loss) income from continuing operations before interest and gains or losses on debt modification and extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customer related to divestitures, legal judgments and settlements, gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), other non-recurring impairments, and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is net (loss) income from continuing operations. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from net (loss) income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our continuing business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to net (loss) income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including net (loss) income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to net (loss) income from continuing operations set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our net (loss) income from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of the financial items that have been excluded from our net (loss) income from continuing operations to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with net (loss) income from continuing operations:

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net (loss) income from continuing operations for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
(Loss) income from continuing operations (U.S. GAAP measure)	$(11,911)	$5,512	$(39,930)	$96,582
Income tax expense	1,069	24	3,348	2,669
Interest expense and other	32,419	30,769	94,354	83,262
Debt modification and extinguishment (gain) loss	(1,046)	1,441	(5,125)	1,441
Warrant remeasurement gain, net	—	(5,537)	(8,545)	(5,537)
Legal judgment loss	—	—	1,338	—
Consideration payable to customer related to divestiture	—	—	—	17,185
Shareholder cooperation expenses	—	—	1,905	—
Loss (gain) on sale of assets and businesses, net	—	720	12,208	(103,163)
Share-based compensation	1,442	890	8,788	6,420
Amortization of acquired contract liabilities	(800)	(442)	(1,965)	(1,832)
Depreciation and amortization	7,383	7,798	22,062	24,473
Adjusted EBITDA (non-GAAP measure)	$28,556	$41,175	$88,438	$121,500
Non-service defined benefit income (excluding pension related charges)	(820)	(8,576)	(2,460)	(25,725)
Adjusted EBITDAP (non-GAAP measure)	$27,736	$32,599	$85,978	$95,775

The following tables show our Adjusted EBITDAP by reportable segment reconciled to our operating income (loss) for the indicated periods (in thousands):

	Three Months Ended December 31, 2023
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$19,711	$33,846	$(2,124)	$(12,011)
Share-based compensation	1,442	—	—	1,442
Amortization of acquired contract liabilities	(800)	(800)	—	—
Depreciation and amortization	7,383	6,393	584	406
Adjusted EBITDAP from continuing operations	$27,736	$39,439	$(1,540)	$(10,163)

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended December 31, 2022
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$23,633	$31,586	$5,022	$(12,975)
Loss on sale of assets and businesses	720	—	—	720
Share-based compensation	890	—	—	890
Amortization of acquired contract liabilities	(442)	(442)	—	—
Depreciation and amortization	7,798	6,593	691	514
Adjusted EBITDAP	$32,599	$37,737	$5,713	$(10,851)

	Nine Months Ended December 31, 2023
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income (loss)	$41,642	$111,898	$(8,048)	$(62,208)
Loss on sale of assets and businesses	12,208	—	—	12,208
Legal judgment loss	1,338	—	—	1,338
Shareholder cooperation expenses	1,905	—	—	1,905
Share-based compensation	8,788	—	—	8,788
Amortization of acquired contract liabilities	(1,965)	(1,965)	—	—
Depreciation and amortization	22,062	18,805	1,911	1,346
Adjusted EBITDAP	$85,978	$128,738	$(6,137)	$(36,623)

	Nine Months Ended December 31, 2022
	Total	Systems & Support	Interiors	Corporate/ Eliminations
Operating income	$152,692	$90,308	$8,645	$53,739
Gain on sale of assets and businesses	(103,163)	—	—	(103,163)
Consideration payable to customer related to divestiture	17,185	—	17,185	—
Share-based compensation	6,420	—	—	6,420
Amortization of acquired contract liabilities	(1,832)	(1,832)	—	—
Depreciation and amortization	24,473	19,805	3,059	1,609
Adjusted EBITDAP	$95,775	$108,281	$28,889	$(41,395)

The fluctuations from period to period within the amounts of the components of the reconciliations above are discussed further below within Results of Operations.

Three months ended December 31, 2023, compared with three months ended December 31, 2022

	Three months ended December 31,
(In thousands)	2023	2022
Commercial OEM	$142,256	$119,967
Military OEM	61,149	61,705
Total OEM Revenue	203,405	181,672

Commercial Aftermarket	35,089	30,922
Military Aftermarket	38,328	39,093
Total Aftermarket Revenue	73,417	70,015

Non-Aviation Revenue	7,333	9,533
Amortization of acquired contract liabilities	800	442
Total Net Sales	$284,955	$261,662

Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $30.7 million, or 27.5%, primarily on production volumes on Boeing 737 and 787 programs.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Military OEM sales decreased from the prior year as decreased sales on military rotorcraft were partially offset by increased volume on other military programs, including fixed wing platforms.

Aftermarket sales include both repair and overhaul services as well as the sales of spare parts. Commercial Aftermarket sales increased $4.2 million, or 13.5%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales. The impacts from divestitures and exited or sunsetting programs on Commercial aftermarket sales was not significant.

Military aftermarket sales decreased $0.8 million, or 2.0%, all of which was organic, driven primarily on reduced repair and overhaul sales on the UH-60 platform.

	Three months ended December 31,
	2023	2022
Segment operating income	$31,722	$36,608
Corporate (expense) income	(12,011)	(12,975)
Total operating income	19,711	23,633
Non-service defined benefit plan income	(820)	(8,576)
Interest expense & other	32,419	30,769
Debt extinguishment (gain) loss	(1,046)	1,441
Warrant remeasurement gain	-	(5,537)
Income tax expense	1,069	24
(Loss) income from continuing operations	$(11,911)	$5,512

Segment Operating Income

Segment operating income decreased $4.9 million, or 13.3%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income decreased $2.5 million, or 7.3%, driven primarily by an increase of approximately $2.5 million in administrative human capital costs and approximately $2.3 million in costs recognized related to estimated retained environmental remediation obligations associated with divested manufacturing operations located in Nashville, Tennessee, partially offset by the increased sales volume described above.

Consolidated gross profit margin decreased to 24.6% for the three months ended December 31, 2023, from 27.4% for the three months ended December 31, 2022. This decrease was primarily due to inflationary increases in labor and material costs, primarily in the Interiors reportable segment, including unfavorable foreign exchange effects from a strong Mexican peso; certain favorable adjustments associated with sunsetting programs recognized in the prior year quarter; and a change in sales mix with higher spares sales in the prior year quarter. Excluding the impact from divestitures and exited or sunsetting programs, organic gross margin for the three months ended December 31, 2023, was 24.6% compared with 26.7% for the three months ended December 31, 2022.

Corporate Expense

Corporate expense decreased by approximately $1.0 million, or 7.4%, as increased legal and administrative human capital costs were offset by gains recognized on receipt of proceeds that represent reimbursement of environmental remediation costs for which we are indemnified by the previous owner of the related operations.

Interest Expense and Other

Interest expense and other increased due to higher interest rates compared to the prior year period.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $7.8 million primarily due to changes in discount rates and experience.

Income Taxes

The effective tax rate for the three months ended December 31, 2023 was (9.9)%, compared with 0.4% for the three months ended December 31, 2022. The effective tax rate in both periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Business Segment Performance — Three months ended December 31, 2023, compared with three months ended December 31, 2022

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

	Three Months Ended December 31,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$241,109	$218,196	10.5%	84.6%	83.4%
Interiors (formerly Aerospace Structures)	44,080	43,606	1.1%	15.5%	16.7%
Elimination of inter-segment sales	(234)	(140)	(67.1)%	(0.1)%	(0.1)%
Total net sales	$284,955	$261,662	8.9%	100.0%	100.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$33,846	$31,586	7.2%	14.0%	14.5%
Interiors (formerly Aerospace Structures)	(2,124)	5,022	(142.3)%	(4.8)%	11.5%
Corporate	(12,011)	(12,975)	7.4%	n/a	n/a
Total segment operating income	$19,711	$23,633	(16.6)%	6.9%	9.0%

	Three Months Ended December 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$39,439	$37,737	4.5%	16.4%	17.3%
Interiors (formerly Aerospace Structures)	(1,540)	5,713	(127.0)%	(3.5)%	13.1%
Corporate	(10,163)	(10,851)	6.3%	n/a	n/a
	$27,736	$32,599	(14.9)%	9.8%	12.5%

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $22.9 million, or 10.5%, all of which was organic. Net sales increased primarily as a result of the continued market recovery driving volumes for both commercial OEM and aftermarket sales, partially offset by decreased military sales related to the V-22 program.

Operating Income and Adjusted EBITDAP

Operating income increased by $2.3 million, or 7.2%, all of which was organic. Operating income increased primarily due to the gross profit on increased sales described above partially offset by increased administrative human capital costs of approximately $2.0 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both decreased primarily due to a change in sales mix, with commercial OEM as the primary driver of sales growth.

Interiors:

Net Sales

Excluding impacts from divestitures and exited or sunsetting programs, organic net sales increased by $9.0 million, or 25.6%, primarily due to increased 737 OEM volume.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures and exited or sunsetting programs, organic operating loss was $2.1 million, a decrease of $4.7 million from operating income of $2.6 million in the prior year period. This decrease was primarily the result of $2.3 million in costs recognized related to estimated retained environmental remediation obligations associated with divested manufacturing operations located in Nashville, Tennessee, and inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, partially offset by increased sales volume. Organic Adjusted EBITDAP decreased by $4.7 million as a result of the same factors affecting organic operating loss.

Operating Margin and Adjusted EBITDAP Margin

Excluding impacts from divestitures and exited or sunsetting programs, operating loss as a percentage of segment sales was (4.8)% in the nine months ended December 31, 2023, as compared with 7.4% in the prior year period. This decrease in operating margin was the result of increases in labor and material costs, as well as the environmental remediation obligation costs disclosed above. Organic Adjusted EBITDAP margin was (3.5)% in the three months ended December 31, 2023, as compared with 9.2% in the prior year period, with decreasing margins resulting from the same factors affecting operating margin.

Nine months ended December 31, 2023, compared with nine months ended December 31, 2022

	Nine Months Ended December 31,
(In thousands)	2023	2022
Commercial OEM	$390,624	$397,196
Military OEM	190,758	180,901
Total OEM Revenue	581,382	578,097

Commercial Aftermarket	107,642	87,718
Military Aftermarket	117,835	111,729
Total Aftermarket Revenue	225,477	199,447

Non-Aviation Revenue	24,632	25,728
Amortization of acquired contract liabilities	1,965	1,832
Total Net Sales	$833,456	$805,104

Commercial OEM sales decreased $6.6 million, or 1.7% due to divestitures and exited or sunsetting programs, which represented approximately $70.9 million in net changes. Excluding impacts from divestitures and exited or sunsetting programs, organic Commercial OEM sales increased $64.3 million, or 19.8% due to increased production volumes on Boeing 737 and 787 programs, partially offset by lower sales volume on commercial rotorcraft and a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Military OEM sales increased $9.9 million, or 5.4%, all of which were organic, primarily due to increased sales related to the CH-53K and F35 partially offset by decreased sales on other military rotorcraft platforms, including the V-22.

Commercial Aftermarket sales increased $19.9 million, or 22.7%. Excluding impacts from divestitures, organic Commercial Aftermarket sales increased $21.8 million, or 25.6%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales.

Military aftermarket sales increased $6.1 million, or 5.5%, all of which was organic, driven by increased sales across several rotorcraft platforms partially offset by decreased sales on fixed wing platforms.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31,
	2023	2022
Segment operating income	$103,850	$98,953
Corporate (expense) income	(62,208)	53,739
Total operating income	41,642	152,692
Non-service defined benefit plan income	(2,460)	(25,725)
Interest expense & other	94,354	83,262
Debt modification and extinguishment (gain) loss	(5,125)	1,441
Warrant remeasurement gain	(8,545)	(5,537)
Income tax expense	3,348	2,669
(Loss) income from continuing operations	$(39,930)	$96,582

Segment Operating Income

Segment operating income increased $4.9 million, or 4.9%. Excluding impacts from divestitures and exited or sunsetting programs, organic segment operating income increased $19.9 million, or 22.9%, driven by the increased volumes disclosed above and reduced general and administrative human capital costs $2.6 million, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above, the prior period AMJP grant benefit of $4.8 million, and $3.3 million in current period costs recognized related to estimated retained environmental remediation obligations associated with divested manufacturing operations located in Nashville, Tennessee.

Consolidated gross profit margin decreased to 25.8% for the nine months ended December 31, 2023, from 27.0% for the nine months ended December 31, 2022. This decrease was primarily due to inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso; the margin benefit of the nonrecurring intellectual property transaction and AMJP grant benefits disclosed above that were recognized in the prior year period; and certain favorable adjustments associated with sunsetting programs, partially offset by the increased mix in Aftermarket sales as a percentage of total sales. Excluding impacts from divestitures and exited or sunsetting programs, organic gross margin for the nine months ended December 31, 2023 was 25.9% compared with 27.4% for the nine months ended December 31, 2022.

Corporate Expense

Corporate income decreased to expense primarily from the net effect of current period losses and prior period gains on sale of assets and businesses which drove a decrease of $115.4 million, primarily due to the divestiture of our Stuart manufacturing operations in the nine months ended December 31, 2022.

Interest Expense and Other

Interest expense and other increased due to higher interest rates compared to the prior year period.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $23.3 million primarily due to changes in discount rates and experience.

Income Taxes

The effective tax rate for the nine months ended December 31, 2023 was (9.2)%, compared with 2.7% for the nine months ended December 31, 2022. The effective tax rate in both periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

Business Segment Performance - Nine months ended December 31, 2023, compared with nine months ended December 31, 2022

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
NET SALES
Systems & Support	$718,238	$633,678	13.3%	86.2%	78.7%
Interiors	115,955	171,769	(32.5)%	13.9%	21.3%
Elimination of inter-segment sales	(737)	(343)	(114.9)%	(0.1)%	(0.0)%
Total net sales	$833,456	$805,104	3.5%	100.0%	100.0%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
SEGMENT OPERATING INCOME (LOSS)
Systems & Support	$111,898	$90,308	23.9%	15.6%	14.3%
Interiors	(8,048)	8,645	(193.1)%	(6.9)%	5.0%
Corporate	(62,208)	53,739	(215.8)%	n/a	n/a
Total segment operating income	$41,642	$152,692	(72.7)%	5.0%	19.0%

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$128,738	$108,281	18.9%	18.0%	17.1%
Interiors	(6,137)	28,889	(121.2)%	(5.3)%	15.3%
Corporate	(36,623)	(41,395)	11.5%	n/a	n/a
	$85,978	$95,775	(10.2)%	10.3%	11.7%

Systems & Support:

Net Sales

Net sales adjusted for intersegment sales increased by $84.6 million, or 13.3%, all of which was organic, and included growth across all end markets. Net sales increased primarily as a result of the continued market recovery driving volumes for both commercial OEM and aftermarket sales, partially offset by a nonrecurring intellectual property transaction recognized in the prior year period of approximately $15.9 million.

Operating Income and Adjusted EBITDAP

Operating income increased by $21.6 million , or 23.9%, all of which was organic. Operating income increased primarily due to the gross profit on increased sales described above as well as a $3.2 million reduction in general and administrative human capital costs, partially offset by the impact of the nonrecurring intellectual property transaction disclosed above and the prior period AMJP grant benefit of $4.8 million. The increase in Adjusted EBITDAP year over year is due to the same factors that increased operating income.

Operating Margin and Adjusted EBITDAP Margin

Operating income as a percentage of sales and Adjusted EBITDAP as a percentage of segment sales both increased due to the factors described above.

Interiors:

Net Sales

Organic net sales increased by $17.0 million, or 17.5%, excluding the sales decreases from divestitures and exited or sunsetting programs of $72.7 million. Organic net sales increased primarily due to increased OEM volume on the 737 and 787 programs.

Operating Income and Adjusted EBITDAP

Excluding impacts from divestitures and exited or sunsetting programs, organic operating loss increased by $1.7 million, primarily due to the inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, and $3.3 million in current period costs recognized related to estimated retained environmental remediation obligations associated with divested manufacturing operations located in Nashville, Tennessee, partially offset by the increased volumes disclosed above. Operating loss increased from divestitures and exited or sunsetting programs by approximately $15.0 million. The decrease in Adjusted EBITDAP year over year is primarily driven by the decreased Adjusted EBITDAP from divestitures and

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

exited or sunsetting programs of approximately $32.9 million. Adjusted EBITDAP decreased organically in line with the increase in organic operating loss.

Operating Margin and Adjusted EBITDAP Margin

Excluding impacts from divestitures and exited or sunsetting programs, operating loss as a percentage of segment sales was (4.4)% as compared with (3.4)% in the prior year period. This decrease in organic operating margin was the result of the increases in labor and material costs. Organic Adjusted EBITDAP margin was (2.8)% as compared with (1.0)% in the prior year period with decreasing margins as a result of the same factors affecting organic operating margin.

Liquidity and Capital Resources

Discontinued Operations

The accompanying condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Product Support generated approximately $18.6 million and $14.6 million in cash from operations in the nine months ended December 31, 2023 and 2022, respectively. Cash used in the investing activities of Product Support totaled $3.0 and $2.7 million in the nine months ended December 31, 2023 and 2022, respectively. Cash used in financing activities was not significant.

On February 6, 2024, we provided holders of the 2028 First Lien Notes with a conditional notice of redemption to redeem approximately $120 million of the 2028 First Lien Notes at a redemption price equal to 103% of the aggregate principal amount plus accrued and unpaid interest. We also provided holders of the 2025 Notes with a conditional notice of redemption to redeem up to all of the outstanding 2025 Notes at 100% of the aggregate principal amount plus accrued and unpaid interest. Both redemptions are conditioned on the closing of the sale of Product Support, and the unsecured redemption will only occur after we conduct an asset sale offer whereby we will first offer the proceeds allocated to redeem the 2025 Notes to repurchase the 2028 First Lien Notes at 100% of the aggregate principal amount plus accrued and unpaid interest. In the event that we redeem more than $140 million of the 2028 First Lien Notes pursuant to the asset sale offer, the redemption of the 2025 Notes will be reduced dollar-for-dollar by the amount of the 2028 First Lien Notes that are redeemed above $140 million. If we repurchase more than $575.6 million of 2028 First Lien Notes pursuant to the asset sale offer, the redemption of the 2025 Notes will not occur. We expect these actions will result in reduced interest expense of approximately $56 million in fiscal 2025. The exact amount of reduced interest expense will depend on the results of any offer by us to repurchase the 2028 First Lien Notes. The following discussion of our liquidity and capital resources includes cash flows from discontinued operations.

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the nine months ended December 31, 2023, we had a net cash outflow of $68.3 million from operating activities compared with a net cash outflow of $112.3 million for the nine months ended December 31, 2022, an improvement of $44.0 million. Cash flows were primarily driven by timing of payables as well as increases in inventory as a result of anticipated increasing demand and certain supply chain constraints that we expect will largely recover in the fourth quarter of the fiscal year. Cash flows from operations are consistent with seasonal working capital needs, and we expect continued improvement in the remainder of fiscal 2024. Interest payments were approximately $75.1 million for the nine months ended December 31, 2023, as compared with $89.2 million for the nine months ended December 31, 2022. The decrease in interest payments is primarily the result of timing as interest payments under our Senior Notes are paid in our second and fourth fiscal quarters.

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

Investing Cash Flows

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Cash flows used in investing activities for the nine months ended December 31, 2023, increased $6.3 million from the nine months ended December 31, 2022. Cash flows used in investing activities for the nine months ended December 31, 2023, included payments related to the sales of assets and businesses of $6.8 million as a result of the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations, as described in Note 3 and Note 12. We also used approximately $16.3 million for capital expenditures and $1.7 million related to capital contributions to a joint venture. Cash flows used in investing activities for the nine months ended December 31, 2022, included payments on the sale of assets and businesses of $6.2 million with additional investing outflows from capital expenditures of $12.3 million. We currently expect full year capital expenditures in fiscal 2024 to be in the range of $20.0 million to $24.0 million. The majority of our fiscal 2024 capital expenditures are expected to be capital investments designed to improve our manufacturing efficiency and expand our capabilities. As disclosed above, we currently expect to receive approximately $700 million, net of transaction costs, in the fourth quarter of fiscal 2024 related to the divestiture of Product Support and use such proceeds to redeem approximately $676 million in Senior Notes. Additionally, at any given time we may be evaluating or pursuing one or more transactions to further optimize our asset base, deleverage, extend debt maturities, reduce interest expense or otherwise enhance our liquidity position. There can be no assurance if or when any such transactions will be completed, or the terms thereof.

Financing Cash Flows

Cash flows provided by financing activities for the nine months ended December 31, 2023, were $28.4 million, compared with cash flows used in financing activities for the nine months ended December 31, 2022, of $5.3 million. Current period financing cash flows pertain primarily to approximately $80.0 million in proceeds, net of related transaction costs, from approximately 6.8 million in Warrant exercises in the first half of fiscal 2024, which resulted in the issuance of approximately 6.8 million shares, partially offset by the redemption of $50.0 million in principal amount of 2025 Notes under the 10b5-1 repurchase plan agreement disclosed in Note 6, payments pertaining to costs incurred in conjunction with our March 2023 refinancing, borrowings and payments under finance leases, and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of December 31, 2023, we had $162.9 million of cash on hand and $55.4 million was available under our Securitization Facility after giving effect to approximately $19.6 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

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

The following tables present summarized financial information of the Company and the Guarantor Subsidiaries on a combined basis, including Guarantor Subsidiaries reported in discontinued operations in the accompanying condensed financial statements. The combined summarized financial information eliminates intercompany balances and transactions among the Company and the Guarantor Subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.

Parent and Guarantor Summarized Financial Information	December 31,	March 31,
Summarized Balance Sheet	2023	2023
	in thousands
Assets
Due from non-guarantor subsidiaries	$11,754	$1,048
Current assets	642,229	659,991
Noncurrent assets	613,122	648,608
Noncurrent receivable from non-guarantor subsidiaries	98,992	104,956

Liabilities
Due to non-guarantor subsidiaries	35,659	26,793
Current liabilities	303,432	352,270
Noncurrent liabilities	1,989,908	2,107,535

		Nine Months Ended
Summarized Statement of Operations		December 31, 2023
		in thousands
Net sales to non-guarantor subsidiaries		$1,988
Net sales to unrelated parties		929,939
Gross profit		228,050
Loss from continuing operations before income taxes		(52,192)
Net loss		(46,159)

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

As of December 31, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

On December 12, 2023, a complaint was filed in the Supreme Court of the State of New York by the buyer of the Stuart facility against TAS and the Company, alleging claims for breach of contract and fraudulent inducement of contract arising out of the sale of the Stuart facility. The Complaint alleges that TAS failed to disclose known and widespread paint issues, as well as certain supplier and production issues at the facility, which rendered certain representations and warranties about the financial condition of TAS and the products manufactured by TAS false. The Complaint seeks damages of approximately $130,000 consisting of (a) approximately $60,000 Daher agreed to pay Boeing for alleged non-conformities in products Daher manufactured and/or sold to Boeing after the closing; (b) approximately $30,000 for future opportunities Daher claims to have lost; and (c) approximately $40,000 for internal costs Daher claims to have incurred in fixing alleged non-conformities in products. The divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. Previously, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer.

TAS and the Company dispute that they engaged in any fraudulent conduct, dispute that they breached the representations and warranties in the divestiture agreement, dispute the damages claimed (and that Daher could, in any event, recover any damages in excess of the liability caps set forth in the divestiture agreement) and intend to vigorously defend this matter. The amount of potential loss, if any, cannot be reasonably estimated at this time.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit 2.1

Securities and Asset Purchase Agreement, dated as of December 21, 2023, by and among Triumph Group, Inc., Triumph Aftermarket Services Group, LLC, Triumph Group Acquisition Corp., Triumph Group Acquisition Holdings, Inc., The Triumph Group Operations, Inc. and AAR CORP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 22, 2023)*

Exhibit 4.1

Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2023, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, and PNC Bank, National Association, as administrator and as LC bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2023).

Exhibit 4.2

Second Amendment to Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2023, among the various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer, and Triumph Receivables, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 29, 2023).

Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document dost not appear in the Interactive Data File because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	February 7, 2024
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	February 7, 2024
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	February 7, 2024
Kai W. Kasiguran