Form 10-K
period 2024-03-31
TRIUMPH GROUP INC
filed 2024-05-31
CIK 1021162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

As of September 29, 2023, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $579 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 29, 2023. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 10, 2024, was 77,027,831.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2024 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

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

Products and Services

We offer a variety of products and services to the aerospace industry through two operating segments: (i) Triumph Systems & Support, whose companies design, develop, and support proprietary components, subsystems, and systems; produce complex assemblies using external designs; and provide full life cycle solutions for commercial, regional, and military aircraft and (ii) Triumph Interiors, whose companies supply commercial, business, regional, and military manufacturers with insulation parts, interior and composite components to Triumph and customer designs, and the manufacture of thermo-acoustic insulation, environmental control system ducting, and other aircraft interior components for major aerospace OEMs. We also maintain full maintenance, repair, and overhaul capabilities for all Triumph products across Systems & Support and Interiors, including the manufacture of spare parts.

Systems & Support’s capabilities include landing gear-system design; hydraulic, mechanical, and electromechanical actuation; hydraulic power generation and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive thermal systems including vapor cycle systems and heat exchangers; and fuel pumps, fuel metering units, and full authority digital electronic control fuel systems.

The products and capabilities within this group include the design, manufacture, build and repair of:

Aircraft and engine-mounted accessory drives	Thermal control systems and components
Cargo hooks	High lift and utility actuation
Cockpit control levers	Hydraulic systems and components
Control system valve bodies	Landing gear actuation systems
Electronic engine controls	Landing gear components and assemblies
Cyber protected process controllers	Main engine gear box assemblies
Geared transmissions and drive train components	Main fuel pumps and afterburner fuel pumps
Fuel-metering units	Vibration absorbers

Interiors products include thermo-acoustic insulation systems, environmental control system ducting, and other aircraft interior components.

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

Our business development teams and CFTs operate as the front end of the selling process, establishing and maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. We meet our customers’ needs by designing systems that integrate the capabilities of our companies.

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

Backlog

We have a number of long-term agreements with several of our customers. These agreements generally describe the terms under which the customer may issue purchase orders to buy our products and services during the term of the agreement. These terms typically include a list of the products or repair services customers may purchase, initial pricing, anticipated quantities and, to the extent known, delivery dates. In tracking and reporting our backlog, however, we include amounts for which we have actual purchase orders with firm delivery dates or contract requirements within the next 24 months, and, for Interiors, whose sales are driven primarily by long-term agreements with Boeing and Airbus, we also include an estimate of expected purchase orders with anticipated delivery dates or contract requirements within the next 24 months. Our backlog primarily relates to sales to our OEM customer base as purchase orders issued by our aftermarket customers are usually completed within a short period of time. As a result, our backlog data relates primarily to the OEM customers. Other than the estimate of expected purchase orders for Interiors, the backlog information set forth below does not include the sales that we expect to generate from long-term agreements for which we do not have actual purchase orders with firm delivery dates.

As of March 31, 2024, our backlog was approximately $1.90 billion, of which $1.56 billion and $0.34 billion related to Systems & Support and Interiors, respectively, including approximately $0.31 billion of Interiors backlog that is based on expected purchase orders from major customers. As of March 31, 2023, our backlog was approximately $1.55 billion, of which $1.29 billion and $0.26 billion related to Systems & Support and Interiors, respectively, including approximately $0.22 billion of Interiors backlog that is based on expected purchase orders from major customers. Of the existing backlog of $1.90 billion, we estimate approximately $1.15 billion will be shipped by March 31, 2025. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on our backlog.

Dependence on Significant Customers

As disclosed below in Note 18 to the consolidated financial statements, a significant portion of our net sales are to the Boeing Company (“Boeing”). Refer to Note 18 for specific disclosure of the concentration of net sales and accounts receivable to Boeing. A significant reduction in sales to Boeing may have a material adverse impact on our financial position, results of operations, and cash flows.

Competition

We compete primarily with Tier 1 and Tier 2 systems suppliers and component manufacturers, some of which are divisions or subsidiaries of other large companies, in the manufacture of aircraft, systems components, and subassemblies.

Competition for the repair and overhaul of aviation components comes from four primary sources, some of whom possess greater financial and other resources than we have and, as a result, may be in a better position to handle the current environment: OEMs, major commercial airlines, government support depots, and independent repair and overhaul companies. Some major commercial airlines continue to own and operate their own service centers, while others sell or outsource their repair and overhaul services to other aircraft operators or third parties. Large domestic and foreign airlines that provide repair and overhaul services typically provide these services not only for their own aircraft but for other airlines as well. OEMs also maintain service centers that provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Independent service organizations also compete for the repair and overhaul business of other users of aircraft components. Due to the proprietary nature of our products, these competitors and other parties often source their component spare parts from us.

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

Generally, the FAA only grants approvals for the manufacture or repair of a specific aircraft component. The FAA approval process may be costly and time-consuming. In order to obtain an FAA Air Agency Certificate, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities, and equipment. In addition, the applicant must demonstrate a need for the certificate. An applicant must procure manufacturer’s repair manuals from design approval holders, including Triumph when applicable, relating to each particular aircraft component. Because of these regulatory requirements, the application process may involve substantial cost.

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

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that predates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for certain material liabilities associated with the cleanup of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. Also, the need for remediation for potential environmental contamination could be identified at facilities formerly owned by us that have been divested as part of restructuring and related initiatives, and such obligations could be material. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

On March 6, 2024, the Securities and Exchange Commission (the "SEC") adopted rules to enhance and standardize climate-related disclosures by public companies and in public offerings. The new rules require disclosures about material climate-related risks, how the board of directors and management oversee and manage the risks, and the actual and potential impact of the risks. The rules also require disclosure about material climate-related targets and goals and Scope 1 and Scope 2 greenhouse gas ("GHG") emissions, among other things. These climate-related disclosures will be required in annual reports and registration statements.

With the exception of Scope 1 and Scope 2 GHG emissions disclosures, we will be required to comply with the new rules beginning in fiscal 2026. We will be required to comply Scope 1 and Scope 2 GHG emissions disclosure requirements beginning in fiscal 2027. Under the new rules, our disclosure of Scope 1 and Scope 2 GHG emissions will initially be subject to limited assurance beginning in fiscal 2030 and reasonable assurance beginning in fiscal 2034. We are not able to predict the full impact these rules will have on our business, operations or financial results.

On April 4, 2024, the SEC issued a stay on the new rules pending the completion of judicial review.

There have not been, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, including those adopted by the SEC on March 6, 2024; from the known physical effects of climate change; or as a result of supporting our environmental, social, and governance ("ESG") initiatives. Further increases in regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

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

Diversity and Workforce Demographics

We value the diversity of our workforce and believe that the best innovation and business results are achieved when teams are populated with individuals from a diverse set of backgrounds, cultures, genders, and experiences. We have a Diversity & Inclusion Steering Committee (“DISC”) committed to creating an environment in which all employees feel valued, included, and empowered to share their unique experiences, perspectives, and viewpoints. We believe this is critical to the success of our business and the delivery of world class manufacturing, engineering, and aerospace services. We track the diversity of our leadership and workforce and review our progress toward our diversity objectives with the Company’s Board of Directors on a periodic basis. Across our total employee population and based on employees who self-identify, as of March 31, 2024, approximately 38% of our global workforce are female. Of our employees based in the United States, who have self-identified, approximately 22% are multicultural and 10% are veterans.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 469 full-time employees. Currently, approximately 10% of our 4,530 permanent employees are represented by labor unions and approximately 34% of net sales are derived from the facilities at which at least some employees are unionized. Of the 469 employees represented by unions, no employees are working under contracts that have expired.

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

	Calendar year ended
Safety Metric	2023	2022	2021
TRIR	0.8	1.2	1.8
DART	0.2	0.5	1.0
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

In 2008, the Triumph Group Charitable Foundation was formed and funded. In fiscal year of 2024, the Triumph Group Charitable Foundation allocated approximately $0.3 million to approximately 100 recipient organizations. These organizations were principally nominated by our employees. The Triumph Group Charitable Foundation makes contributions to organizations that are focused on improving our communities; supporting veterans and military families; and advancing education, particularly in the areas of science, technology, engineering, and mathematics (“STEM”).

Executive Officers

Our current executive officers are:

Name	Age	Position
Daniel J. Crowley	61	Chairman, President and Chief Executive Officer
James F. McCabe, Jr.	61	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	52	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas A. Quigley, III	47	Vice President, Investor Relations, Mergers & Acquisitions and Treasurer
Kai W. Kasiguran	38	Vice President, Controller

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

Recent Developments

As disclosed in Note 3, in December 2023 we entered into a definitive agreement with AAR CORP. (“AAR”), to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). The capabilities of Product Support included providing maintenance, repair and overhaul ("MRO") services for the global commercial, regional, and military operators of aircraft components. As a result of this transaction, effective in the third quarter of fiscal 2024, we have classified the Product Support results of operations for all periods presented as discontinued operations, have classified the assets and liabilities of the disposal group as held for sale as of March 31, 2023, and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions within Management's Discussion and Analysis of Financial Condition and Results of Operations regarding results for the fiscal years ended March 31, 2024, 2023, and 2022, reflect results from our continuing operations. The divestiture of Product Support closed on March 1, 2024, and the Company recognized a gain of approximately $548.3 million. Refer to Note 3 for further disclosure.

On March 4, 2024, we completed the redemption of $120.0 million of our 2028 First Lien Notes (as defined in Note 10) for approximately $128.7 million, reflecting a redemption price of 103% of the aggregate principal amount plus accrued and unpaid interest. On March 5, 2024, pursuant to an offer made in accordance with the provisions of the indenture governing the 2028 First Lien Notes to purchase 2028 First Lien Notes for cash, we settled the asset sale tender offer of approximately $1.1 million of our 2028 First Lien Notes for $1.2 million reflecting a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest. On March 6, 2024, we redeemed the remaining outstanding $435.6 million of 2025 Notes (as defined in Note 10) for approximately $437.6 million reflecting a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest. As a result of these redemptions, we reduced our long-term debt by approximately $556.7 million.

On May 30, 2024, we completed the redemption of $120.0 million of our 2028 First Lien Notes at a redemption price equal to 103.000% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Available Information

For more information about us, visit our website at www.triumphgroup.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission ("SEC") (including Forms 10-K, 10-Q and 8-K, proxy statements, on Schedule 14A, and any amendments to these reports) are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

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

We derive a significant portion of our revenue from the U.S. Government, primarily from defense-related programs with the U.S. Department of Defense (“U.S. DoD”). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions, ongoing or emerging geopolitical conflicts such as conflict between Russia and Ukraine or Israel and Hamas, and the ability of the U.S. Government to enact relevant legislation such as authorization and appropriations bills. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.

In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for major military programs in fiscal year 2025, such as the F-35, CH-47 Chinook, AH-64 Apache, KC-46A Tanker, UH-60 Black Hawk, and V-22 Osprey programs, uncertainty remains about how defense budgets in fiscal year 2026 and beyond will affect these programs. Future budget cuts associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position and/or cash flows.

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

For certain of our new development programs, we regularly commence work or incorporate customer-requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the contractual right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs or a lower than expected profit margin and could have a material adverse effect on our results of operations.

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

We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM customers, which include Boeing, Airbus, BAE, Bell Helicopter, Bombardier, Collins Aerospace, GE Aerospace, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, Raytheon, Rolls Royce and Sikorsky, may choose not to outsource production of systems, subsystems, components, or aerostructures due to, among other things, a desire to vertically integrate direct labor and overhead considerations, capacity utilization at their own facilities, or a desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Parker, Eaton, Honeywell, Transdigm, and Safran. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and independent repair and overhaul companies.

We may need to expend significant capital to keep pace with technological or climate change related developments in our industry.

The aerospace industry is constantly undergoing development and change, and it is likely that new products, equipment, and methods of repair and overhaul service will be introduced in the future. For example, demand for products that are less carbon-intensive or that align with customers’ sustainability goals is expected to increase as a result of market demand, investor preferences, government legislation, and the aerospace industry’s response risks created by climate change. Failure to react timely to these trends and manage the Company’s product portfolio and innovation activities responsively could decrease the competitiveness of the Company’s products and result in the de-selection of the Company as a partner of choice. In order to keep pace with any new developments, such as sustainable energy solutions like the accommodation and integration of sustainable aviation fuels (“SAF”); hydrogen fuel; blended wing body aircraft; or other technological developments in our industry, including open rotor concepts and electrification, we may need to expend significant capital to purchase new equipment and machines or to train our employees in the new methods of production and service. In addition, the failure to set goals, take actions, make progress and report against, commensurate with relevant market competitors, our sustainability strategy, could harm our reputation, and our ability to compete and to attract top talent or the deselection of the Company as a partner or supplier of choice.

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

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions from restructuring, facility consolidations, realignment, cost reduction and other strategic initiatives.

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

A pandemic or other health crisis could have a significant negative impact on the U.S. and global economy; disrupt global supply chains; result in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place”; and create significant disruption of the financial markets, all of which affect the demand for our products and services and could materially impact our financial condition or results of operations.

Our business and results of operations could be adversely affected by disruptions in the global economy caused by geopolitical conflicts, related sanctions and other developments.

The ongoing conflicts between Ukraine and Russia or Israel and Hamas, and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response, may continue to cause disruption and instability in global markets, supply chains, and industries that directly or indirectly affect the aerospace industry. As a result of these geopolitical conflicts, businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials, as well as increased risk of cyber attacks, inflationary pressures, and market volatility. The extent and duration of the war, sanctions, and resulting market disruptions are impossible to predict, and our business and results of operations could be adversely affected.

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

Our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a business function than we would be in a more centralized, enhanced environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, carry a higher risk of failure. Depending on the nature of the initiative, such failure could result in loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), remediation costs, indemnity obligations and other potential liabilities, regulatory or government action, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative media attention, reputational damage, and loss of confidence from our government clients.

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

A significant portion of our net sales is derived from fixed-price contracts under which we have agreed to supply components systems or services for a price determined on the date we entered into the contract. Contract terms vary but are generally less than five years in length. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we generally bear the majority of risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we may be required to fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. This risk is greater in periods of high inflation. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause significant losses on programs.

Due to the size and long-term nature of many of our contracts, we are required by GAAP to estimate sales and expenses relating to these contracts in our financial statements, which may cause actual results to differ materially from those estimated under different assumptions or conditions.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). These principles require our management to make estimates and assumptions regarding our contracts that affect the reported amounts of revenue and expenses during the reporting period. Accounting for revenue recognized over time requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the nature of certain of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.

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

Our debt could adversely affect our financial condition and our ability to operate and grow our business. The terms of the indenture governing our 9.000% Senior Secured First Lien Notes due 2028 (the "2028 First Lien Notes") impose significant operating and financial restrictions on us and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities and additional financing may not be available on terms acceptable to us.

The terms of the indenture governing our 2028 First Lien Notes and our receivables securitization facility (the "Securitization Facility") impose significant operating and financial restrictions on us and require us to comply with various financial and other covenants, which, among other things, limit our ability to incur additional indebtedness, create liens, dispose of assets, and enter into certain transactions. We are in compliance with all of our debt covenants.

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

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property. Innocent Landowner Regulations require an Environmental Site Assessment prior to acquisition to prevent unknowingly acquiring impaired property. Once identified, if the transaction continues, the impairment is not covered by insurance. Although management believes that our operations and facilities are in material compliance with such laws and regulations, future changes in such laws, regulations, or interpretations thereof or the nature of our operations or regulatory enforcement actions, which may arise, may require us to make significant additional capital expenditures to ensure compliance in the future. Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired and, at least in some cases subject to remediation. Lawsuits, claims and costs involving sites undergoing remediation efforts and other environmental matters exist and may arise in the future. Individual facilities of ours have also been subject to investigation on occasion for possible past waste disposal practices which might have contributed to contamination at or from remote third-party waste disposal sites. In some instances, we are indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that predates our acquisition of these facilities, subject to certain limitations, including, but not limited to, specified exclusions, deductibles and limitations on the survival period of the indemnity. We also maintain a pollution liability policy that provides coverage, subject to specified limitations, for specified material liabilities associated with the cleanup of certain on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. However, if we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities is increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, environmental protection, climate change, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), or revised tax law interpretations).

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

Our cybersecurity program is designed to safeguard our information systems and protect confidentiality, integrity, and availability of those information systems and the information residing therein. Our cybersecurity risk management program is integrated with our broader enterprise risk management programs under the oversight of our Chief Administrative Officer ("CAO") and the Enterprise Risk Management Committee. The CAO reports to the CEO and is responsible for our overall information and data security strategy, cybersecurity risk policies and procedures, as well as evaluating and managing any material risks from cyber threats. Our Chief Information Security Officer ("CISO") reports directly to our CAO and leads our cybersecurity and compliance department.

The cybersecurity and compliance department, in conjunction with our Computer Security Incident Response Team ("CSIRT"), designs, implements, and executes continuous monitoring processes for our information systems. Our monitoring programs include the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. The CSIRT is responsible for the detection and assessment of cybersecurity threats and incidents in accordance with a formal risk assessment matrix established in cooperation with our Cybersecurity Disclosure Committee. This risk assessment matrix establishes a framework for notification of an incident to the Cybersecurity Disclosure Committee and, if appropriate, the Audit Committee or Board of Directors. The CISO also partners with internal functions such as finance, legal, and internal audit, as well as third-party consultants who perform risk-based assessments against the National Institute of Standards and Technology (“NIST”) 800-171 Rev2 and Cybersecurity Maturity Model Certification with recommendations, in designing, implementing, executing, monitoring, and improving our cybersecurity risk management program and strategy, helping ensure such programs and strategy align with our business and operational objectives. Results of third-party assessments are shared with the Audit Committee or Board of Directors.

In the event of a cybersecurity incident, the CSIRT has an Incident Response Plan that outlines the steps that are designed to help ensure regulatory requirements are met and cyber vulnerabilities, if any, are addressed. We periodically conduct "tabletop" exercises to simulate cybersecurity incidents and help ensure that we are prepared to respond to such incidents in accordance with our internal policies and programs, as well as applicable laws and regulations. In addition, tabletop exercises allow us to identify areas for potential improvement and maturation of our Incident Response Plan, or other aspects of our cybersecurity risk management program. These exercises have included participation by members of our Cybersecurity Disclosure Committee, including our CAO and Chief Financial Officer.

We have established a supply chain risk management program, which is a cross-functional program that forms part of our Enterprise Risk Management program and is supported by our security, compliance, and supply chain organizations. Through this evolving program, we assess the risks from cybersecurity threats that impact suppliers and third-party service providers with whom we share personal identifying and confidential information. We continue to assess and evolve our oversight processes to mature how we manage cybersecurity risks associated with the products and services we procure. We generally require our suppliers to adopt security practices based on industry-recognized standards.

We have experienced, and may experience in the future, either directly or through our supply chain or other channels, cybersecurity incidents. To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information about risks associated with cybersecurity, refer to “Our business could be negatively affected by cyber or other security threats or other disruptions” in Item 1A. Risk Factors.

Governance

Our Board of Directors has overall responsibility for risk oversight and has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee reports on its activities, findings, and other matters to the full Board of Directors quarterly, or more frequently as events or circumstances may require. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. The CAO and CISO present an update to the Audit Committee on our cybersecurity risks and risk management strategies and processes at each regularly scheduled, quarterly meeting. These presentations include assessments on the threat landscape; emerging risks, threats, or vulnerabilities; updates on our risk management activities, including investments in risk mitigation and governance; compliance with laws and regulations; internal controls; and updates on incidents.

At the management level, we have established two committees that are directly involved in managing and responding to cybersecurity risks and incidents: the Enterprise Risk Management Committee and the Cybersecurity Disclosure Committee. The Enterprise Risk Management Committee is responsible for assessing enterprise risk and overseeing our enterprise risk management programs, including the cybersecurity risk management programs described above. The Cybersecurity Disclosure Committee is a subcommittee of our Disclosure Committee and is responsible for assessing the materiality of identified cybersecurity incidents resulting from our monitoring programs described above and informing the Chair of the Audit Committee, the Audit Committee, or the Board of Directors, as appropriate. The CISO has responsibility for notifying the CAO and the Cybersecurity Disclosure Committee of potentially material cybersecurity incidents based on an established policy and risk assessment matrix that incorporates an evaluation of quantitative and qualitative factors such as potential impact on results of operations and financial condition, compliance with laws and regulations, and impact on key stakeholders such as employees and business partners. The CISO has over fifteen years of cybersecurity risk management experience and has served the Company for over twenty years in various roles involving managing information technology, security and compliance functions, including developing key enterprise capabilities such as security engineering and strategies on information security risk management.

The CAO and Chief Financial Officer are members of both the Enterprise Risk Management Committee and the Cybersecurity Disclosure Committee and are supported by our information security, compliance, contracts, treasury, investor relations, operations, and supply chain organizations so that identified issues can be addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.

Item 2. Properties

As of March 31, 2024, we conducted business from office and operating facilities throughout the United States and select global markets, with our largest international facilities being located in the United Kingdom and Mexico. We also lease a facility in Radnor, Pennsylvania, for our corporate headquarters.

We believe that our properties have been adequately maintained, are in good operating condition, and are suitable to support our operations for the foreseeable future.

Item 3. Legal Proceedings

On December 12, 2023, a complaint was filed in the Supreme Court of the State of New York by Daher, the buyer of the Stuart facility, against TAS and the Company, alleging claims for breach of contract and fraudulent inducement of contract arising out of the sale of the Stuart facility. The Complaint alleges that TAS failed to disclose known and widespread paint issues, as well as certain supplier and production issues at the facility, which rendered certain representations and warranties about the financial condition of the Stuart facility and the products manufactured by the Stuart facility false. The Complaint seeks damages of approximately $130.0 million consisting of (a) approximately $60.0 million Daher agreed to pay Boeing for alleged non-conformities in products Daher manufactured and/or sold to Boeing after the closing; (b) approximately $30.0 million for future opportunities Daher claims to have lost; and (c) approximately $40 million for internal costs Daher claims to have incurred in fixing alleged non-conformities in products. The divestiture agreement relating to the sale of the Stuart facility contains an $18.8 million general cap on breaches of representations (other than certain specified representations) and a $25.0 million cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. Previously, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2.4 million payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9.2 million payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6.8 million to the buyer.

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

On May 7, 2024, a complaint was filed in the Court of Chancery of the State of Delaware by Qarbon, the buyer of the Red Oak facility, against TAS and the Company, alleging claims for breach of contract, fraudulent inducement of contract, and unjust enrichment arising out of the sale of the Red Oak facility. The Complaint alleges that TAS failed to disclose potential future losses associated with the Boeing T-7A trainer program, which rendered certain representations and warranties about the financial condition of the Red Oak facility false. The Complaint seeks partial rescission of the divestiture agreement as it relates to assignment of the T-7A contract and damages for past and future losses in an unspecified amount under the T-7A contract.

TAS and the Company dispute that they engaged in any fraudulent conduct, dispute that they breached the representations and warranties in the divestiture agreement (all of which expired more than two years ago under the terms of the divestiture agreement and with respect to which buyer had procured a representations and warranties insurance policy), dispute the damages claimed (and that Qarbon could, in any event, recover any damages in excess of the liability caps set forth in the divestiture agreement), dispute that unjust enrichment and partial rescission would be legally appropriate remedies, and intend to vigorously defend this matter. The amount of potential loss, if any, cannot be reasonably estimated at this time.

In the ordinary course of business, we are involved in other disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that are deemed to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief regarding unique contractual requirements, quality, costs, or impacts to production schedules. In addition, in connection with certain other divestitures made by the Company, we have received claims relating to closing working capital adjustments to purchase prices as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements and demands for honoring guarantee or indemnification obligations.

While we cannot predict the outcome of any pending or future litigation, proceeding or claim and no assurances can be given, we intend to vigorously defend claims brought against the Company and do not believe that any other pending matters will have a material effect, individually or in the aggregate, on our financial position or results of operations. If we are unable to successfully and equitably resolve such claims and assertions, our business, financial condition, and results of operations could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 10, 2024, there were approximately 120 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 18,443 persons.

Dividend Policy

During fiscal 2024 and 2023, we made no declaration or payments of dividends due to the March 2020 suspension of our dividend program. This suspension is still in place. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will be declared and paid at historical levels or at all. Certain of our debt arrangements restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. We currently have an accumulated deficit which could limit or restrict our ability to pay dividends in the future.

Repurchases of Stock

In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. Though no purchases have been made in recent years, to the extent permitted by documentation governing our indebtedness, repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As of May 31, 2024, the Company remains able to purchase an additional 2,277,789 shares under such program. We currently have an accumulated deficit which, together with certain restrictive covenants imposed by credit agreements or indentures governing debt securities, could limit or restrict our ability to repurchase stock in the future.

Performance Graph

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2019, and its relative performance is tracked through March 31, 2024.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes

And The S&P Aerospace & Defense Index

* $100 invested on March 31, 2019, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2019	2020	2021	2022	2023	2024

Triumph Group, Inc.	100.00	35.73	97.15	133.63	61.26	79.50
Russell 1000	100.00	91.97	147.70	167.30	153.26	199.03
Russell 2000	100.00	76.01	148.10	139.53	123.34	147.65
S&P Aerospace & Defense	100.00	73.62	102.91	117.68	122.55	135.51

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

OVERVIEW

Business

We are a major supplier to the aerospace industry and have two reportable segments: (i) Systems & Support, whose companies’ revenues are derived from integrated solutions, including design, development, production and support of proprietary components, subsystems and systems, production of complex assemblies using external designs; and (ii) Interiors, whose companies' revenues are primarily derived from supplying commercial and regional manufacturers with thermo-acoustic insulation, composite components, ducting and primarily to customer designs and model-based definition.

Discontinued Operations

As disclosed in Note 3, in December 2023 we entered into a definitive agreement with AAR Corp. (“AAR”), to sell Product Support. As a result of this agreement, beginning in the third quarter of fiscal 2024, we classified the Product Support results of operations for all periods presented as a discontinued operations and classified the assets and liabilities of the disposal group as held for sale. As a result, these operations are no longer reported as part of the Systems & Support reportable segment. Unless specifically stated, all discussions regarding results for the years ended March 31, 2024, 2023, and 2022, reflect results from our continuing operations. The sale closed on March 1, 2024, and we recognized a gain of approximately $548.3 million.

Income from discontinued operations in the year ended March 31, 2024, was approximately $546.9 million as compared with income from discontinued operations in the year ended March 31, 2023, of approximately $17.2 million. This increase was primarily driven by the gain recognized upon the sale of Product Support as well as increased earnings on higher sales due to the continued recovery of the Commercial MRO market from the COVID-19 pandemic. These increases were partially offset by transaction costs and applicable taxes directly related to the divestiture transaction.

Under the terms of the purchase agreement, we will continue to guarantee the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering existing contracts with specific customers that are expected to be fully satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. The Company has also indemnified the buyer for a period of three years from the date of the transaction on product liability or warranty claims related to Product Support products and operations prior to the transaction date to the extent exceeding an aggregate amount of $1.0 million. As of March 31, 2024, no indemnification assets or liabilities or guarantee liabilities have been recognized nor are any expected to be recognized at or subsequent to the closing of this divestiture.

Summary of Significant Financial Results

Significant financial results for the fiscal year ended March 31, 2024, include:

•
Net sales increased 5.4% to $1.19 billion.
•
Operating income was $86.5 million.
•
Loss from continuing operations was $34.5 million, or $(0.46) per diluted common share.
•
Net income, including income from discontinued operations, was $512.4 million or $6.92 per diluted common share.
•
Backlog of our continuing operations increased 22% over the prior year to $1.90 billion.
•
We generated $9.4 million of cash flows from operating activities.

Aviation Manufacturing Jobs Protection Program

In November 2021, we entered into an agreement with the Department of Transportation (“DOT”) under the Aviation Manufacturing Jobs Protection Program (“AMJP”). We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the three months ended June 30, 2022. In July 2022, we received a letter from the DOT confirming that we had satisfied the reporting requirements under the AMJP. In the years ended March 31, 2023 and 2022, we recognized approximately $4.7 million and $12.4 million, respectively, of the grant benefit as a reduction in cost of sales.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the Record Date. Each Warrant represented the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or

(ii) under certain circumstances, Designated Notes (as defined in Note 2). Approximately 8.1 million warrants were exercised since the date of the Warrants initial distribution on December 19, 2022, through July 6, 2023. In the year ended March 31, 2024, approximately 7.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $80.0 million. On July 6, 2023, the Company redeemed all of the approximately 11.4 million outstanding Warrants for a total redemption price of less than $0.1 million. In total, as a result of the Warrant exercises, from the date of issuance on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $84.1 million and reduced debt by approximately $14.4 million.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 737

The Boeing 737 program represented approximately 14% and 10% of net sales for the fiscal years ended March 31, 2024 and 2023, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 88% and 90% for the years ended March 31, 2024 and 2023, respectively. In April 2024, Boeing publicly disclosed that it had slowed the 737 program production below 38 per month to incorporate improvements to its quality management system and expected production to increase in the second half of calendar year 2024 as rates return to 38 per month.

No other programs are expected to represent more than 10% of our consolidated net sales.

In the years ended March 31, 2023, we completed the strategic divestiture of our manufacturing operations located in Stuart, Florida. Refer to Note 3 for further discussion of these transactions.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations for the year ended March 31, 2024, compared with the year ended March 31, 2023. Our diverse structure and customer base do not allow for precise comparisons between periods of the impact of price and volume changes to specific line items in our results of operations. However, we have disclosed the significant variances between the respective periods. As a result of the classifying the Product Support results of operations for all periods presented as discontinued operations, we have also included an updated discussion of our consolidated and business segment results of operations for the year ended March 31, 2023, compared with the year ended March 31, 2022.

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earnings releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our net (loss) income from continuing operations before interest and gains or losses on debt extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customer related to divestitures, legal contingency losses (including legal judgments and settlements), gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is (loss) income from continuing operations. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from (loss) income from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our continuing business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to (loss) income from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including (loss) income from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to (loss) income from continuing operations set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

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

Set forth below are descriptions of the financial items that have been excluded from our (loss) income from continuing operations to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with (loss) income from continuing operations:

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
•
Legal contingencies loss, when applicable, may be useful for investors to consider because it reflects gains or losses from legal disputes with third parties. We do not believe these gains or losses reflect the current and ongoing earnings related to our operations.
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
•
Amortization expense and nonrecurring asset impairments (including goodwill and intangible asset impairments) may be useful for investors to consider because it represents the estimated attrition of our acquired customer base and the diminishing value of trade names, product rights, licenses, or, in the case of goodwill, other assets that are not individually identified and separately recognized under U.S. GAAP. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our (loss) income from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
(Loss) income from continuing operations (U.S. GAAP measure)	$(34,467)	$72,417	$(50,377)
Income tax expense	7,123	3,360	4,526
Interest expense and other	123,021	115,211	113,080
Debt modification and extinguishment loss	1,694	33,044	11,624
Warrant remeasurement gain, net	(8,545)	(8,683)	—
Legal contingencies loss	7,338	—	—
Pension settlements, curtailments, withdrawals, and other pension related charges	—	—	52,005
Consideration payable to customer related to divestiture	—	17,185	—
Shareholder cooperation expenses	1,905	—	—
Loss (gain) on sale of assets and businesses, net	12,208	(101,523)	9,294
Share-based compensation	9,445	8,913	9,782
Amortization of acquired contract liabilities	(2,721)	(2,500)	(5,871)
Depreciation and amortization*	29,625	32,259	47,817
Adjusted EBITDA (non-GAAP measure)	146,626	169,683	191,880
Non-service defined benefit loss (income) (excluding pension related charges)	(2,372)	(19,664)	(57,378)
Adjusted EBITDAP (non-GAAP measure)	$144,254	$150,019	$134,502

* Includes impairment charges related to intangible and other long-lived assets

Fiscal year ended March 31, 2024, compared with fiscal year ended March 31, 2023

	Fiscal Year Ended March 31,
(In thousands)	2024	2023
Commercial OEM	$530,263	$541,481
Military OEM	261,918	261,051
Total OEM Revenue	792,181	802,532

Commercial Aftermarket	164,014	126,148
Military Aftermarket	183,108	165,814
Total Aftermarket Revenue	347,122	291,962

Non-Aviation Revenue	50,019	33,568
Amortization of acquired contract liabilities	2,721	2,500
Total Net Sales	$1,192,043	$1,130,562

Net Sales

Commercial OEM sales decreased $11.2 million, or 2.1% due to divestitures and exited or sunsetting programs, which represented approximately $74.0 million in net changes. Excluding impacts from divestitures and exited or sunsetting programs, Commercial OEM sales increased $62.8 million, or 13.5% due to increased production volumes on Boeing 737, 777, and 787 programs, partially offset by lower sales volume on commercial rotorcraft and a decrease in revenue from a prior year commercial OEM nonrecurring intellectual property transaction of approximately $16.3 million.

Military OEM sales increased $0.9 million, or 0.3%, primarily due to increased sales related to the CH-53K and F35 platforms partially offset by decreased sales on the V-22 and CH-47 military rotorcraft platforms.

Commercial Aftermarket sales increased $37.9 million, or 30.0%. Excluding impacts from divestitures, Commercial Aftermarket sales increased $39.9 million, or 32.3%, driven by the continued improvement in overall air travel metrics, favorably impacting both repair and overhaul services and spare part sales. Commercial Aftermarket also benefited from a spare parts intellectual property transaction of approximately $4.2 million in the current year.

Military aftermarket sales increased $17.3 million, or 10.4%, driven by increased sales across several rotorcraft and fixed wing platforms including V-22, CH-47, and AH-64 partially offset by decreased sales on the UH-60 and C-5 programs.

Non-aviation sales increased approximately $16.5 million, or 49.0%, primarily driven by increased sales of non-aircraft military components.

	Year Ended March 31,
	2024	2023
	(in thousands)
Operating income	$86,454	$195,685
Non-service defined benefit income	(2,372)	(19,664)
Debt modification and extinguishment loss	1,694	33,044
Warrant remeasurement gain, net	(8,545)	(8,683)
Interest expense and other	123,021	115,211
Income tax expense	7,123	3,360
(Loss) income from continuing operations	$(34,467)	$72,417

Operating Income

Consolidated gross profit margin decreased to 27.1% for the year ended March 31, 2024, from 28.4% for the year ended March 31, 2023 This decrease was primarily due to inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso; the net decrease in margin benefit of nonrecurring intellectual property transactions; the prior year AMJP grant benefits disclosed above; and certain favorable adjustments associated with sunsetting programs, partially offset by the increased mix in Aftermarket sales as a percentage of total sales. Excluding impacts from divestitures and exited or sunsetting programs, gross margin for the year ended March 31, 2024, was 27.2% compared with 28.5% for the year ended March 31, 2023.

Operating income decreased approximately $109.2 million, or 55.8%. Excluding impacts from divestitures, significant exited or sunsetting programs, and the decrease in gain recognized on sale of assets of business of $113.7 million, operating income increased approximately $20.7 million. This increase was primarily driven by the changes in sales and margins described above and decreased general and administrative human capital costs of approximately $8.1 million, partially offset by approximately $7.3 million in legal judgment loss recognized in the year ended March 31, 2024 (refer to Note 17 for further disclosure).

Debt Modification and Extinguishment

Debt modification and extinguishment losses decreased in the current year as a result of approximately $31.6 million in prior period losses recognized in the year ended March 31, 2023, upon the March 2023 issuance of $1.20 billion aggregate principal amount of the 2028 First Lien Notes and redemption of $1.07 billion of the then outstanding 8.875% Senior Secured First Lien Notes due 2024 (the “2024 First Lien Notes”) and 6.250% Senior Secured Notes due 2024 (the “2024 Second Lien Notes”).

Warrant Remeasurement Gain

Warrant remeasurement gain, which represents mark-to-market changes in the fair value of our warrants, were consistent with the prior year period. As disclosed in above, we redeemed all of the approximately 11.4 million outstanding Warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other increased due to higher interest rates compared to the prior year.

Non-service Defined Benefit Income

Non-service defined benefit income decreased by $17.3 million, primarily due to changes in actuarial assumptions and experience that decreased income for the year ended March 31, 2024, by $30.8 million, partially offset by the approximately $14.6 million of pension cost recognized in the prior year as a result of our withdrawal from a multiemployer pension plan.

Income Taxes

The income tax expense was $7.1 million for the fiscal year ended March 31, 2024, reflecting an effective tax rate of (26.0)%. During the fiscal year ended March 31, 2024, we adjusted the valuation allowance against the consolidated net deferred tax asset by $113.4 million primarily due to utilization of net operating loss carryforward, deduction of previously disallowed interest expense deductions, utilization of research and development credits previously carried forward, research and development cost amortization, and pension and other postretirement benefit plans. As of March 31, 2024, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

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

Business Segment Performance—Fiscal year ended March 31, 2024, compared with fiscal year ended March 31, 2023

	Year Ended March 31,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
Net sales
Systems & Support	$1,028,425	$919,351	11.9%	86.3%	81.3%
Interiors	164,440	211,647	(22.3)%	13.8%	18.7%
Elimination of inter-segment sales	(822)	(436)	(88.5)%	(0.1)%	(0.0)%
Total net sales	$1,192,043	$1,130,562	5.4%	100.0%	100.0%

Systems & Support:

Net sales increased $109.1 million, or 11.9%, and included growth across all end markets. Net sales increased primarily as a result of the continued market recovery driving volumes for both commercial OEM and aftermarket sales as well as the CH-53K and F35 platforms, partially offset by decreased sales on the V-22 and CH-47 military rotorcraft platforms, other commercial rotorcraft, and a decrease in revenue from nonrecurring intellectual property transactions of approximately $12.1 million.

Interiors

Excluding the sales decreases from divestitures and significant exited or sunsetting programs of $76.0 million, net sales increased by $28.8 million, or 22%, primarily due to increased OEM volume on the 737, 777, and 787 programs.

	Year Ended March 31,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$200,074	$172,415	16.0%	19.5%	18.8%
Interiors	(5,000)	31,937	(115.7)%	(3.0)%	14.0%
Total Segment Adjusted EBITDAP	195,074	204,352	(4.5)%	16.4%	17.8%
Less: Unallocated Corporate EBITDAP	(50,820)	(54,333)	6.5%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$144,254	$150,019	(3.8)%	12.1%	13.1%

Systems & Support

Adjusted EBITDAP increased by $27.7 million, or 16.0%, primarily due to the gross profit on increased sales described above as well as a $3.5 million reduction in general and administrative human capital costs, partially offset by the net decrease in margin benefit of nonrecurring intellectual property transactions, and the prior period AMJP grant benefit of $4.7 million.

Adjusted EBITDAP as a percentage of segment sales increased as a result of the factors described above. Additionally, increases in Aftermarket sales as a percentage of total sales and overall volume efficiencies offset the impact on margin of rising material costs.

Interiors

Excluding Adjusted EBITDAP decreases from divestitures and significant exited or sunsetting programs of $34.1 million, Adjusted EBITDAP decreased by $2.8 million primarily due to the inflationary increases in labor and material costs, including unfavorable foreign exchange effects from a strong Mexican peso, partially offset by the increased volumes disclosed above. Excluding impacts from divestitures and significant exited or sunsetting programs, Adjusted EBITDAP as a percentage of segment sales decreased as a result of these factors to (1.3)% as compared with 0.6% in the prior year.

Unallocated Corporate EBITDAP

Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices and decreased approximately $3.5 million or 6.5%, primarily due to reduced general and administrative human capital costs.

Fiscal year ended March 31, 2023, compared with fiscal year ended March 31, 2022

	Fiscal Year Ended March 31,
(In thousands)	2023	2022
Commercial OEM	$541,481	$645,118
Military OEM	261,051	292,376
Total OEM Revenue	802,532	937,494

Commercial Aftermarket	126,148	103,453
Military Aftermarket	165,814	177,125
Total Aftermarket Revenue	291,962	280,578

Non-Aviation Revenue	33,568	38,761
Amortization of acquired contract liabilities	2,500	5,871
Total Net Sales	$1,130,562	$1,262,704

Net Sales

Commercial OEM sales decreased $103.6 million, or 16.1% due to divestitures and exited or sunsetting programs, which represented approximately $206.9 million in net changes. Excluding impacts from divestitures and significant exited or sunsetting programs, Commercial OEM sales increased $103.2 million, or 28.4% with over half the improvement driven by increased production volumes on the Boeing 737 program, as well as on increases across other commercial fixed wing and rotorcraft programs and an increase in revenue from nonrecurring intellectual property transactions of approximately $12.3 million.

Military OEM sales decreased $31.3 million, or 10.7% primarily due to divestitures, as well as lower sales related to the E2-D and AH-64 programs, partially offset by increased sales related to the CH-53K and CH-47 programs.

Commercial Aftermarket sales increased $22.7 million, or 21.9%. Excluding impacts from divestitures, Commercial Aftermarket sales increased $29.0 million, or 30.7%, driven by the continued pandemic recovery, including improvement in overall air travel metrics, with the primary increase on 737 volumes.

Military aftermarket sales decreased $11.3 million, or 4.1% driven by reduced repairs and spares across several rotorcraft platforms relative to the prior year.

	Year Ended March 31,
	2023	2022
	(in thousands)
Operating income	$195,685	$73,480
Non-service defined benefit expense	(19,664)	(5,373)
Debt modification and extinguishment loss	33,044	11,624
Warrant remeasurement gain, net	(8,683)	—
Interest expense and other	115,211	113,080
Income tax	3,360	4,526
Income (loss) from continuing operations	$72,417	$(50,377)

Operating Income

Consolidated gross profit margin increased to 28.4% for the year ended March 31, 2023, from 26.5% for the year ended March 31, 2022 Excluding impacts from divestitures and significant exited or sunsetting programs, gross margin for the year ended March 31, 2023, was 28.4% compared with 32.5% for the year ended March 31, 2022. This decrease was primarily the result of approximately $24.9 million in reductions in acquired contract reserves recognized in the year ended March 31, 2022, and a net decrease in AMJP benefits of approximately $7.7 million, as well as an increased mix in OEM sales as a percentage of total sales. These decreases were partially offset by the net margin benefit on nonrecurring intellectual property transactions described above of $12.3 million and increased volumes and related efficiencies.

Operating income increased approximately $122.2 million, or 166.3%. Excluding impacts from divestitures, significant exited or sunsetting programs, and the increase in gain recognized on sale of assets of business of $110.8 million, operating income increased approximately $31.5 million. This increase was primarily driven by the changes in sales and margins described above and decreased general and administrative human capital costs of approximately $6.8 million and $4.1 million in decreased depreciation and amortization, partially offset by approximately $7.2 million in increased legal and consulting expense.

Debt Modification and Extinguishment

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

Warrant Remeasurement Gain

Warrant remeasurement gain, which represents mark-to-market changes in the fair value of our warrants, were the result of decreases in fair value from the date of issuance on December 19, 2022, through March 31, 2023.

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

Income Taxes

The income tax expense was $3.4 million for the fiscal year ended March 31, 2023, reflecting an effective tax rate of 4.4%. During the fiscal year ended March 31, 2023, we adjusted the valuation allowance against the consolidated net deferred tax asset by $0.2 million primarily due to a utilization of net operating loss carryforward, utilization of capital loss carryforward, and changes to temporary differences related to interest disallowance, amortization of research and development costs, and pension and other postretirement benefit plans. As of March 31, 2023, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

Business Segment Performance—Fiscal year ended March 31, 2023, compared with fiscal year ended March 31, 2022

	Year Ended March 31,		% Change	% of Total Sales
	2023	2022		2023	2022
	(in thousands)
Net sales
Systems & Support	$919,351	$833,630	10.3%	81.3%	66.0%
Interiors	211,647	429,547	(50.7)%	18.7%	34.0%
Elimination of inter-segment sales	(436)	(473)	7.8%	(0.0)%	(0.0)%
Total net sales	$1,130,562	$1,262,704	(10.5)%	100.0%	100.0%

Systems & Support:

Net sales increased $85.7 million, or 10.3%, primarily as a result of the continued recovery from the pandemic driving volume for both commercial OEM and aftermarket sales, as noted above, and an increase in revenue from nonrecurring intellectual property transactions of approximately $12.3 million. The prior year period included $11.7 million in sales from our since divested operations in Staverton, United Kingdom.

Interiors

Excluding impacts from divestitures and exited or sunsetting programs, which resulted in $226.2 million in decreased sales, net sales increased by $8.3 million, or 6.7%, primarily due to increased commercial OEM volume on the 737 program, partially offset by decreased volume on certain commercial widebody programs.

	Year Ended March 31,		% Change	% of Segment Sales
	2023	2022		2023	2022
	(in thousands)
Adjusted EBITDAP
Systems & Support	$172,415	$155,132	11.1%	18.8%	18.7%
Interiors	31,937	30,204	5.7%	14.0%	7.0%
Total Segment Adjusted EBITDAP	204,352	185,336	10.3%	17.8%	14.8%
Less: Unallocated Corporate EBITDAP	(54,333)	(50,834)	(6.9)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$150,019	$134,502	11.5%	13.1%	10.7%

Systems & Support

Adjusted EBITDAP increased by $17.3 million, or 11.1%, primarily due to gross profit on increased sales described above as well as the net margin benefit on nonrecurring intellectual property transactions described above of $12.3 million and approximately $4.0 million in decreased administrative human capital related costs, partially offset by decreased AMJP grant benefits of $7.7 million, and the approximately $24.9 million in reductions in acquired contract reserves recognized in the prior year period. As a result of these factors, Adjusted EBITDAP as a percentage of segment sales was consistent with the prior year period.

Interiors

Excluding impacts from divestitures and exited or sunsetting programs, Adjusted EBITDAP increased by $13.5 million. This improvement was partially offset by declines from the divestitures and sunsetting programs of $11.8 million. Excluding the impacts from divestitures and exited or sunsetting programs, Adjusted EBITDAP as a percentage of segment sales for the year ended March 31, 2023, was 0.6% compared with (10.1)% for the year ended March 31, 2022, primarily driven by increased commercial OEM production volumes and related overhead absorption benefits.

Unallocated Corporate EBITDAP

Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices and increased approximately $3.5 million or 6.9%, primarily due to increased legal and consulting expenses.

Liquidity and Capital Resources

Discontinued Operations

The accompanying consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the years ended March 31, 2024, 2023, and 2022, were immaterial.

As disclosed above, using the proceeds from the Product Support divestiture, on March 4, 2024, we completed the redemption of $120.0 million of our 2028 First Lien Notes (as defined in Note 10) for approximately $128.7 million, reflecting a redemption price of 103% of the aggregate principal amount plus accrued and unpaid interest. On March 5, 2024, pursuant to an offer made in accordance with the provisions of the indenture governing the 2028 First Lien Notes to purchase 2028 First Lien Notes for cash, we settled the asset sale tender offer of approximately $1.1 million of our 2028 First Lien Notes for $1.2 million, reflecting a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest. On March 6, 2024, we redeemed the remaining outstanding $435.6 million of 2025 Notes (as defined in Note 10) for approximately $437.6 million, reflecting a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest. As a result of these redemptions, we reduced our long-term debt by approximately $556.7 million. These actions will result in reduced interest expense of approximately $44.7 million in fiscal 2025.

The following discussion of our liquidity and capital resources includes cash flows from discontinued operations.

Operating Cash flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. For the fiscal year ended March 31, 2024, we generated cash of $9.4 million from operating activities, compared with a net cash outflow of $52.3 million for the fiscal year ended March 31, 2023, an improvement of $61.7 million. Cash flows were primarily driven by timing of receivables and payables, including an increase of approximately $20.4 million in customer advances as of March 31, 2024, as compared with March 31, 2023. In both fiscal 2024 and 2023, operating cash outflows were used to support inventory increases in response to anticipated increasing demand. Interest payments were approximately $148.0 million for the twelve months ended March 31, 2024, as compared with approximately $138.5 million for the twelve months ended March 31, 2023, with the increase principally driven by higher interest rates on outstanding debt. Additionally, operating cash outflows included approximately $12.5 million in Product Support divestiture transactions costs, and we paid approximately $11.8 million in income taxes in fiscal 2024 as compared with approximately $4.6 million in fiscal 2023, such increase primarily being the result of income taxes paid in connection with the taxable income generated upon the divestiture of Product Support.

In November 2021, the Company entered into an agreement with the DOT under the AMJP. We received total proceeds under this program of $19.4 million, of which approximately $8.8 million was received in the year ended March 31, 2023. These cash receipts are classified within cash from operations.

Investing Cash Flows

Cash flows used in investing activities for the fiscal year ended March 31, 2024, increased $717.1 million from the cash flows provided by investing activities for the fiscal year ended March 31, 2023. Cash flows used in investing activities for the fiscal year ended March 31, 2024, included net proceeds from the sale of assets and businesses, including working capital settlements, of $713.4 million, principally from approximately $720.3 million of proceeds from the sale of Product Support, partially offset by payments related to sale of assets and businesses of approximately $6.8 million as a result of the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations, as described in Note 3 and Note 17. We also used approximately $21.8 million for capital expenditures. Cash flows used in investing activities for the fiscal year ended March 31, 2023, included payments on the sale of assets and businesses of approximately $6.2 million with additional investing outflows from capital expenditures of $20.7 million. We currently expect capital expenditures in fiscal 2025 to be in the range of $20.0 - $25.0 million. The majority of our planned fiscal 2025 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the fiscal year ended March 31, 2024, were $534.3 million, compared with cash flows provided by financing activities for the fiscal year ended March 31, 2023, of $65.8 million. In the year ended March 31, 2024, the following significant financing cash flow events occurred:

•
We generated approximately $80.0 million in proceeds, net of related transaction costs, from approximately 6.8 million in Warrant exercises in the first half of fiscal 2024, which resulted in the issuance of approximately 6.8 million shares.
•
We used cash to redeem approximately $483.7 million in principal amount of 2025 Notes, including approximately $48.1 million of which was used to redeem $50.0 million in principal amount under the 10b5-1 repurchase plan agreement disclosed in Note 10.
•
We redeemed or repurchased approximately $121.1 million of the 2028 First Lien Notes and paid a premium upon redemption of $3.6 million.

The remainder of financing cash flows pertains primarily to payments of financing costs incurred in conjunction with our March 2023 refinancing, borrowings and payments under finance leases, and the repurchase of common stock to satisfy employee tax withholding obligations resulting from equity compensation. As of March 31, 2024, we had $392.5 million of cash on hand and approximately $44.1 million was available under the Securitization Facility after giving effect to approximately $19.6 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum.

On May 30, 2024, we redeemed $120.0 million of our 2028 First Lien Notes at a redemption price equal to 103.000% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Refer to Note 12 for disclosures related to certain indemnifications, consent-to-assignment agreements, and guarantee agreements associated with our divestiture activities.

In December 2021, The Organization for Economic Cooperation and Development adopted rules for a global minimum tax framework to serve as a model to member nations (“BEPS Pillar Two”). In response, various governments have enacted, are in the process of enacting, or are considering legislation adopt this global minimum tax. We have preliminarily assessed the impact of Pillar Two on our operations and currently do not expect that it will result in substantial tax costs to us. As legislation is not final in many jurisdictions and is subject to change, it is possible that later developments will present a greater cost than those currently expected.

We currently expect fiscal 2025 operations to result in net cash inflows, however, due to cyclicality we anticipate using cash over the first half of fiscal 2025 and generating in the second half. We believe, based on an assessment of our current cash holdings as presented on the accompanying consolidated balance sheet as of March 31, 2024, as well as current market conditions, that cash flows from operations and borrowings under the Securitization Facility will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months. We also believe, based on our current cash, our fiscal 2025 operating cash flow expectations, and the expected expansion of cash flows from operations subsequent to fiscal 2025, that we have the ability to generate and obtain adequate amounts of cash to meet anticipated cash requirements for the foreseeable future. We continually evaluate opportunities to access the credit and capital markets. We may also seek transactions to extend the maturity of our indebtedness, reduce leverage, or decrease interest expense. Such transactions could include one or more repurchases or exchanges of our outstanding indebtedness. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

The 2028 First Lien Notes are our senior obligations and rank equally in right of payment with all of our other future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness.

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

The 2028 First Lien Notes are guaranteed on a full, senior, joint and several basis certain of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Currently, our only consolidated subsidiaries that are not guarantors of the 2028 First Lien Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii) charitable foundation entity. The 2028 First Lien Notes and the related guarantees are secured by first-priority liens on substantially all of our assets and our subsidiary guarantors, whether now owned or hereafter acquired (the “Collateral”).

Pursuant to the documentation governing the 2028 First Lien Notes, we may redeem some or all of the 2028 First Lien Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the 2028 First Lien Notes and, in certain cases, subject to significant prepayment premiums. We are obligated to offer to repurchase the 2028 First Lien Notes at specified prices as a result of certain change-of-control events and a sale of all or substantially all of our assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.

The indenture governing the 2028 First Lien Notes, as well as Securitization Facility, contain covenants and restrictions that, among other things, limit our ability and the ability of any of the Guarantor Subsidiaries to (i) grant liens on our assets; (ii) make dividend payments, other distributions or other restricted payments; (iii) incur restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make other payments or investments; (iv) enter into sale and leaseback transactions; (v) merge, consolidate, transfer or dispose of substantially all of their assets; (vi) incur additional indebtedness; (vii) use the proceeds from sales of assets, including capital stock of restricted subsidiaries (in the case of the 2028 First Lien Notes); and (viii) enter into transactions with affiliates. We are currently in compliance with all covenants under our debt documents and expect to remain in compliance for the foreseeable future.

For further information on our long-term debt, see Note 10.

The following tables present summarized financial information of the Company and the Guarantor Subsidiaries on a combined basis. Consistent with the presentation of discontinued operations on the accompanying consolidated statements of operations as a separate line below (loss) income from continuing operations, the operating results of Guarantor Subsidiaries that are part of discontinued operations are only included in the table below within net income. The combined summarized financial information eliminates intercompany balances and transactions among the Company and the Guarantor Subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.

Parent and Guarantor Summarized Financial Information	March 31,
Summarized Balance Sheet	2024
in thousands
Assets
Due from non-guarantor subsidiaries	$316
Current assets	721,953
Noncurrent assets	625,768
Noncurrent receivable from non-guarantor subsidiaries	78,435

Liabilities
Due to non-guarantor subsidiaries	36,721
Current liabilities	307,837
Noncurrent liabilities	1,429,101

Year Ended
Summarized Statement of Operations	March 31, 2024
in thousands
Net sales to non-guarantor subsidiaries	$1,663
Net sales to unrelated parties	1,111,289
Gross profit	291,578
Loss from continuing operations before income taxes	(40,484)
Net income	495,302

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$1,094,798	$3,200	$5,575	$1,082,673	$3,350
Debt interest(1)	387,692	97,975	195,471	93,648	598
Operating leases	21,352	4,002	6,979	3,301	7,070
Purchase obligations	826,029	623,196	198,881	3,770	181
Total	$2,329,870	$728,374	$406,905	$1,183,393	$11,199

(1)
Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of approximately $12.3 million as of March 31, 2024, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2024, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

Pension Benefits
(in thousands)
Projected benefit obligation at March 31, 2024	$1,557,780
Plan assets at March 31, 2024	1,280,191
Projected contributions by fiscal year
2025	24,278
2026	41,757
2027	36,732
2028	32,806
2029	26,263
Total 2025 - 2029	$161,836

Our total expected remaining net contributions to our qualified U.S. defined benefit pension plans in years beyond fiscal 2029 are approximately $20.7 million. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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

Revenue Recognition and Contract Balances

Our accounting policy regarding revenue recognition is disclosed in Note 2 to the consolidated financial statements. As described in Note 2, for certain contracts and performance obligations, we are required to exercise judgment when developing assumptions regarding expected total costs to fulfill performance obligations, variable consideration, and the standalone selling price of a performance obligation. Specifically, assumptions regarding the total costs require judgment with regard to materials, labor, and overhead costs that are affected by our ability to achieve technical requirements and schedule requirements, as well as our estimation of internal and subcontractor performance projections, anticipated volume, asset utilization, and inflation trends. We continually review and update our assumptions based on market trends and program performance. When we satisfy a performance obligation and recognize revenue over time, material changes in assumptions may result in positive or negative cumulative catch-up adjustments related to revenues previously recognized or, in some cases, forward loss contract reserves.

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

Expected Return on Plan Assets

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term expected annual rate of return on assets was estimated at 7.94% for both fiscal years 2024 and 2023.

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

Sensitivity Analysis

Pension Expense

A 25 basis point change in each of the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension income for the next 12 months:

	Increase/(Decrease) in Pension Income
	25 Basis Point Increase	25 Basis Point Decrease
	(In thousands)
Expected long-term rate of return on plan assets	$3,113	$(3,113)
Discount rate	$(140)	$165

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. As of March 31, 2024, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the reduction is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.

Recently Issued Accounting Pronouncements

Refer to Note 1 for disclosure of the effects of recently issued accounting guidance, if any, that are significant to our financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2024, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have a material impact on the unrecognized gains or losses recognized within operating income. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

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

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2024.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$3,200	$2,838	$2,737	$1,080,737	$1,936	$3,350	$1,094,798
Weighted average interest rate (%)	8.96%	8.97%	8.98%	8.98%	8.10%	7.33%

There are no other significant market risk exposures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Triumph Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 31, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the

PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Tax Assets

Description of the Matter

As described in Note 12 of the consolidated financial statements, at March 31, 2024, the Company had deferred tax assets for deductible temporary differences and tax attributes of $42.7 million (net of a $399.2 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing the Company’s analysis of the realizability of its deferred tax assets required complex auditor judgment because the amounts are material to the financial statements and the assessment process involves significant judgment to determine the future reversal pattern of existing taxable temporary differences and other assumptions of future taxable income that may be affected by future market or economic conditions.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over the scheduling of the future reversal patterns of existing taxable temporary differences that have been identified as a source of future taxable income.

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

Defined Benefit Pension Obligations

Description of the Matter

At March 31, 2024, the Company’s aggregate defined benefit pension obligation was $1.6 billion and the net periodic benefit pension expense was $6.1 million. As described in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets in the fourth quarter and upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the defined benefit pension obligations and the related net periodic pension benefit expense required complex auditor judgment and technical expertise due to the judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, expected return on plan assets) used in the measurement process. These assumptions had a significant effect on the projected benefit obligation and the net periodic pension benefit expense.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the defined benefit pension obligation calculations, the significant actuarial assumptions described above and the data inputs provided to the Company’s actuarial specialists.

To test the defined benefit pension benefit obligation, and the related net periodic pension benefit expense, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, the underlying data used by management and its actuaries and the appropriateness of management’s judgments in applying the authoritative accounting literature. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension from prior year resulting from the change in service cost, interest cost, benefit payments, and actuarial gains and losses. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the actuarial assumptions. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected defined benefit pension cash flows to prior year amounts and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Philadelphia, Pennsylvania

May 31, 2024

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$392,511	$227,403
Trade and other receivables, less allowance for credit losses of $4,773 and $5,477	138,272	156,116
Contract assets	74,289	86,740
Inventory, net	317,671	309,084
Prepaid expenses and other current assets	16,626	14,073
Assets held for sale - current	—	140,096
Total current assets	939,369	933,512
Property and equipment, net	144,287	138,622
Goodwill	510,687	509,449
Intangible assets, net	65,063	73,898
Other, net	26,864	28,697
Assets held for sale - noncurrent	—	30,666
Total assets	$1,686,270	$1,714,844
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,200	3,162
Accounts payable	167,349	173,575
Contract liabilities	55,858	44,095
Accrued expenses	129,855	141,679
Liabilities related to assets held for sale - current	—	34,413
Total current liabilities	356,262	396,924
Long-term debt, less current portion	1,074,999	1,688,620
Accrued pension and other postretirement benefits	283,634	359,375
Deferred income taxes	7,268	7,268
Other noncurrent liabilities	68,521	59,988
Liabilities related to assets held for sale - noncurrent	—	65
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, 76,923,691 and 65,432,589 shares issued; 76,923,691 and 65,432,589 outstanding	77	65
Capital in excess of par value	1,107,750	964,741
Accumulated other comprehensive loss	(517,069)	(554,646)
Accumulated deficit	(695,172)	(1,207,556)
Total stockholders' deficit	(104,414)	(797,396)
Total liabilities and stockholders' deficit	$1,686,270	$1,714,844

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended March 31,
	2024	2023	2022
Net sales	$1,192,043	$1,130,562	$1,262,704
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	869,201	809,882	928,637
Selling, general and administrative	180,247	191,087	184,255
Depreciation and amortization	29,625	32,259	45,509
Legal contingencies loss	7,338	—	—
Impairment of long-lived assets	—	—	2,308
Restructuring	6,970	3,172	19,221
Loss (gain) on sale of assets and businesses	12,208	(101,523)	9,294
	1,105,589	934,877	1,189,224
Operating income	86,454	195,685	73,480
Non-service defined benefit income	(2,372)	(19,664)	(5,373)
Debt modification and extinguishment loss	1,694	33,044	11,624
Warrant remeasurement gain, net	(8,545)	(8,683)	—
Interest expense and other, net	123,021	115,211	113,080
(Loss) income from continuing operations before income taxes	(27,344)	75,777	(45,851)
Income tax expense	7,123	3,360	4,526
(Loss) income from continuing operations	(34,467)	72,417	(50,377)
Income from discontinued operations, net of tax expense of $11,788, $2,728, and $397, respectively	546,851	17,176	7,619
Net income (loss)	$512,384	$89,593	$(42,758)
(Loss) earnings per share—basic:
(Loss) earnings per share - continuing operations	$(0.46)	$1.12	$(0.78)
Earnings per share - discontinued operations	7.38	0.26	0.12
Earnings (loss) per share	$6.92	$1.38	$(0.66)
Weighted average common shares outstanding—basic	74,149	65,021	64,538
Earnings (loss) per share—diluted:
(Loss) earnings per share - continuing operations	$(0.46)	$0.96	$(0.78)
Earnings per share - discontinued operations	7.38	0.24	0.12
Earnings (loss) per share	$6.92	$1.20	$(0.66)
Weighted average common shares outstanding—diluted	74,149	71,721	64,538

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year ended March 31,
	2024	2023	2022
Net income (loss)	$512,384	$89,593	$(42,758)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,057	(1,273)	(5,772)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Prior service credit, net of taxes of $0, $0, and $0, respectively	—	—	2,902
Actuarial gain (loss), net of taxes of $0, $0, and $0, respectively	12,511	(113,232)	41,756
Reclassification to net income (loss) - net of tax expense
Amortization of net loss, net of taxes of $0, $0, and $0, respectively	26,159	26,728	34,082
Recognized prior service credits, net of taxes of $0, $0, and $0, respectively	(5,002)	(5,002)	(4,845)
Total defined benefit pension plans and other postretirement benefits income (expense), net of taxes	33,668	(91,506)	73,895
Cash flow hedges:
Unrealized gain (loss) arising during the period, net of tax expense of $0, $0, and $0, respectively	796	2,265	(2,244)
Reclassification of (gain) loss included in net earnings, net of tax expense of $0, $0, and $0, respectively	(1,944)	(778)	959
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,148)	1,487	(1,285)
Total other comprehensive income (loss)	37,577	(91,292)	66,838
Total comprehensive income (loss)	$549,961	$(1,699)	$24,080

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Deficit

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2021	64,185,001	$64	$978,272	$(12,606)	$(530,192)	$(1,254,391)	$(818,853)
Net loss	—	—	—	—	—	(42,758)	(42,758)
Foreign currency translation adjustment	—	—	—	—	(5,772)	—	(5,772)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	73,895	—	73,895
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,285)	—	(1,285)
Share-based compensation	565,168	—	(5,332)	15,266	—	—	9,934
Repurchase of restricted shares for minimum tax obligation	(173,009)	—	—	(3,249)	—	—	(3,249)
Employee stock purchase plan	37,222	—	172	493	—	—	665
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)
Net loss	—	—	—	—	—	89,593	89,593
Foreign currency translation adjustment	—	—	—	—	(1,273)	—	(1,273)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(91,506)	—	(91,506)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	1,487	—	1,487
Share-based compensation	554,169	1	9,009	—	—	—	9,010
Repurchase of restricted shares for minimum tax obligation	(194,728)	—	—	(3,547)	—	—	(3,547)
Retirement of treasury shares	—	—	(3,643)	3,643	—	—	—
Employee stock purchase plan	48,623	—	660	—	—	—	660
Issuance of warrants on common shares	—	—	(19,500)	—	—	—	(19,500)
Warrant exercises, net of income taxes of $0	410,143	—	5,103	—	—	—	5,103
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net income	—	—	—	—	—	512,384	512,384
Foreign currency translation adjustment	—	—	—	—	5,057	—	5,057
Pension liability adjustment, net of income taxes of $0	—	—	—	—	33,668	—	33,668
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,148)	—	(1,148)
Share-based compensation	511,823	—	9,398	47	—	—	9,445
Repurchase of restricted shares for minimum tax obligation	(134,177)	—	—	(1,629)	—	—	(1,629)
Retirement of treasury shares	—	—	(718)	761	—	—	43
Employee stock purchase plan	55,220	—	598	—	—	—	598
Warrant exercises, net of income taxes of $0	7,858,236	8	95,420	—	—	—	95,428
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
March 31, 2024	76,923,691	$77	$1,107,750	$—	$(517,069)	$(695,172)	$(104,414)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended March 31
	2024	2023	2022
Operating Activities
Net income	$512,384	$89,593	$(42,758)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,250	35,581	49,635
Impairment of long-lived assets	—	—	2,308
Amortization of acquired contract liability	(2,721)	(2,500)	(5,871)
(Gain) loss on sale of assets and businesses	(556,161)	(101,523)	9,294
Curtailments, settlements, withdrawals, and special termination benefits loss, net	—	14,644	52,005
Loss on modification and extinguishment of debt	1,694	32,613	—
Other amortization included in interest expense	5,925	6,416	9,047
Provision for credit losses	1,136	1,594	452
Provision for deferred income taxes	—	14	25
Warrants remeasurement gain	(8,545)	(9,796)	—
Share-based compensation	9,445	8,913	9,782
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	7,879	(26,433)	2,822
Contract assets	9,584	(9,055)	702
Inventories	(17,460)	(28,187)	25,642
Prepaid expenses and other current assets	(2,919)	1,970	(1,122)
Accounts payable, accrued expenses, and contract liabilities	13,506	(35,733)	(189,412)
Accrued pension and other postretirement benefits	(3,916)	(32,562)	(58,597)
Other, net	6,362	2,200	(970)
Net cash provided by (used in) operating activities	9,443	(52,251)	(137,016)
Investing Activities
Capital expenditures	(21,827)	(20,676)	(19,660)
Proceeds from (payments on) sale of assets and businesses	713,413	(6,220)	224,518
Investment in joint venture	(1,661)	(272)	(2,101)
Purchase of facility related to divested businesses	—	—	(21,550)
Net cash provided by (used in) investing activities	689,925	(27,168)	181,207
Financing Activities
Proceeds from issuance of long-term debt	2,000	1,235,000	107
Retirement of debt and finance lease obligations	(608,701)	(1,126,501)	(380,009)
Payment of deferred financing costs	(2,368)	(17,097)	(400)
Proceeds on issuance of common stock, net of issuance costs	79,961	4,090	—
Premium on redemption of long-term debt	(3,600)	(26,157)	(9,108)
Repurchase of shares for share-based compensation minimum tax obligation	(1,629)	(3,547)	(3,249)
Net cash (used in) provided by financing activities	(534,337)	65,788	(392,659)
Effect of exchange rate changes on cash	77	156	(536)
Net change in cash and cash equivalents	165,108	(13,475)	(349,004)
Cash and cash equivalents at beginning of period	227,403	240,878	589,882
Cash and cash equivalents at end of period	$392,511	$227,403	$240,878

See accompanying notes to consolidated financial statements.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

Triumph Group, Inc. ("Triumph" or the "Company") is a Delaware corporation which, through its operating subsidiaries, designs, engineers, manufactures and sells products for the global aerospace original equipment manufacturers ("OEMs") of aircraft and aircraft components and repairs and overhauls aircraft components and accessories for commercial airline, air cargo carrier and military customers on a worldwide basis. Triumph and its subsidiaries (collectively, the "Company") are organized based on the products and services that they provide. The Company has two reportable segments: Systems & Support and Interiors.

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. As disclosed in Note 3, in December 2023 the Company entered into a definitive agreement with AAR Corp. (“AAR”), to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). As a result of this agreement, the Company has classified the Product Support results of operations for all periods presented as discontinued operations, and has classified the assets and liabilities of the disposal group as held for sale as of March 31, 2023, and these operations are no longer reported as part of the Systems & Support reportable segment.

Interiors consists of the Company’s operations that have historically supplied commercial, business, and regional manufacturers with large metallic structures and continues to supply aircraft interior systems, including air ducting and thermal acoustic insulations systems. Subsequent to the divestitures disclosed in Note 3, the remaining operations of Interiors are those that supply commercial and regional manufacturers with aircraft interior systems.

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

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base. For the years ended March 31, 2024, 2023, and 2022, credit loss expense and write-offs were immaterial.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Trade and other receivables, net composed of the following:

	March 31,
	2024	2023
Total trade receivables	$139,012	$119,583
Other receivables	4,033	42,010
Total trade and other receivables	143,045	161,593
Less: Allowance for credit losses	(4,773)	(5,477)
Total trade and other receivables, net	$138,272	$156,116

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

During the fourth quarter of the fiscal years ended March 31, 2024 and 2023, the Company performed its annual goodwill impairment assessment for each of its reporting units with no impairment identified.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Revenue Recognition and Contract Balances

The Company's revenue is principally from contracts with customers to provide design, development, manufacturing, and support services associated with specific customer programs. The Company regularly enters into long-term master supply agreements that establish general terms and conditions and may define specific program requirements. Many agreements include clauses that provide sole supplier status to the Company for the duration of the program’s life. Purchase orders (or authorizations to proceed) are issued pursuant to the master supply agreements. Additionally, a majority of the Company’s agreements with customers include options for future purchases. Such options primarily reduce the administrative effort of issuing subsequent purchase orders and generally do not represent material rights granted to customers. The Company generally enters into agreements directly with its customers and is the principal in substantially all current contracts.

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

With control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for its contracts because it best depicts the transfer of control to the customer that occurs as work progresses. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, and asset utilization.

Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Forward loss reserves for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required and are included in contract liabilities on the accompanying consolidated balance sheets. The Company believes that the accounting estimates and assumptions made by management are appropriate, however actual results could differ materially from those estimates.

For the fiscal year ended March 31, 2024, cumulative catch-up adjustments resulting from changes in estimated contract values and contract costs during the fiscal year were immaterial.

For the fiscal year ended March 31, 2023, cumulative catch-up adjustments resulting from changes in estimates increased revenue, operating income, income from continuing operations before income taxes, net income, and diluted earnings per share - continuing operations by approximately $21,208, $27,963, $27,963, $27,963, and $0.39, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2023, included gross favorable adjustments of approximately $32,699 and gross unfavorable adjustments of approximately $4,736.

For the fiscal year ended March 31, 2022, cumulative catch-up adjustments resulting from changes in estimates increased revenue and operating income and decreased loss from continuing operations before income taxes, net loss and diluted loss per share - continuing operations by approximately $6,884, $16,042, $16,042, $16,042, and $0.25, respectively. The cumulative catch-up adjustments to operating income for the fiscal year ended March 31, 2022, included gross favorable adjustments of approximately $30,560 and gross unfavorable adjustments of approximately $14,518.

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

The common stock warrants were accounted for as derivative liabilities in accordance with ASC 815-40 and included within accrued liabilities on the accompanying consolidated balance sheets. The Company measured the Warrants at fair value as of the

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

issuance date using a Monte Carlo pricing model, a Level 3 fair value measurement (as described below), due to the level of market activity. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of the Warrants based on implied and historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants was based on the Company’s ability to redeem the Warrants, subject to a 20 calendar-day notice period, as well as the automatic acceleration of the Expiration Date following the Price Condition Date. During the three months ended December 31, 2022, due to increased trading volume, the Company began remeasuring outstanding Warrants using the Warrants trading price, a Level 1 fair value measurement (as described below). The Warrants were remeasured at each balance sheet date. Warrants remeasurement adjustments were recognized in warrant remeasurement gain, net on the accompanying consolidated statements of operations.

At distribution, the fair value of the Warrants was $19,500. Approximately 7.7 million Warrants were exercised in the year ended March 31, 2024, resulting in total cash proceeds, net of transaction costs, of approximately $79,961, and $8,532 of warrants remeasurement gain was recognized in the year ended March 31, 2024. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June 16, 2023, notice of redemption.

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

Retirement Benefits

Defined benefit pension plans are recognized in the consolidated financial statements on an actuarial basis. A significant element in determining the Company's pension expense (income) is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The Company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension expense (income) . The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).

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

Contingencies

Contingencies are existing conditions, situations or circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality, and gains or losses resulting from other events and developments. Liabilities for loss contingencies are accrued in the amount of the Company's best estimate for the ultimate loss when a loss is considered probable of having been incurred and is reasonably estimable. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. The Company regularly reviews contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Contingencies that might result in gains are generally not accrued until the contingencies are resolved and the gain is realized or realizable. Refer to Note 17 for further disclosure.

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

Warranty Reserves

A reserve has been established to provide for the estimated future cost of assurance-type warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty provisions and expenditures were immaterial for the years ended March 31, 2024, 2023, and 2022. Warranty reserves are included in accrued expenses and other noncurrent liabilities on the consolidated balance sheets. Refer to Note 8 and Note 11 for warranty reserve balances as of March 31, 2024 and 2023.

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, of which approximately $10,630 was received in the year ended March 31, 2022, and the remainder of which was received in the year ended March 31, 2023. In July 2022, the Company received a letter from the DOT confirming that the Company had satisfied the reporting requirements under the AMJP. In the years ended March 31, 2023 and 2022, the Company recognized as a reduction in cost of sales approximately $4,700 and $12,400, respectively. The balance of the proceeds of approximately $2,300 related to discontinued operations, increasing income from discontinued operations by approximately $600, and $1,700 in the years ended March 31, 2023 and 2022, respectively.

For the fiscal years ended March 31, 2024, 2023, and 2022, the Company paid $11,771, $4,565, and $5,382, respectively, for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and certain transaction expenses. This transaction closed on March 1, 2024, and the Company recognized a gain of approximately $548,250, net of transaction costs and certain other purchase price adjustments. The gain is included within discontinued operations on the accompanying consolidated statement of operations. Product Support companies provide aftermarket maintenance, repair, and overhaul solutions for commercial, regional and military aircraft. As a result of this transaction, effective in the third quarter of fiscal 2024, we classified our results of operations for all periods presented to reflect Product Support as discontinued operations and classified the assets and liabilities of this disposal group as held for sale on the accompanying consolidated balance sheet as of March 31, 2023. Under the terms of the purchase agreement, we will continue to guarantee the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering existing contracts with specific customers that are expected to be fully satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. The Company has also indemnified the buyer for a period of three years from the date of the transaction on product liability or warranty claims related to Product Support products and operations prior to the transaction date to the extent exceeding an aggregate amount of $1,000. Other than these guarantees, a short-term transition services agreement, commercial purchases and sales which are not significant and are entered into in the ordinary course of business, and other customary short-term transitional activities, the Company will have no further continuing involvement with Product Support.

The following table shows the results of Product Support within discontinued operations for each of the periods presented:

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended March 31,
	2024	2023	2022
Major line items constituting pretax income of discontinued operations
Net sales	$240,954	$248,566	$197,238
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	184,304	181,717	144,426
Selling, general and administrative	20,246	19,343	17,815
Depreciation and amortization	3,625	3,322	4,126
Restructuring	—	1,777	74
Gain on sale of discontinued operations, net of transaction costs	(548,250)	—	—
	(340,075)	206,159	166,441
Operating income	581,029	42,407	30,797
Interest expense and other, net	22,390	22,503	22,781
Income from discontinued operations before income taxes	558,639	19,904	8,016
Income tax expense	11,788	2,728	397
Income from discontinued operations	$546,851	$17,176	$7,619

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt, adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $21,857, $21,619, and $22,646 in the years ended March 31, 2024, 2023, and 2022, respectively.

March 31,
2023
ASSETS
Carrying amount of major classes of assets included as part of discontinued operations:
Trade and other receivables, less allowance for credit losses of $2,905	$40,659
Contract assets	16,287
Inventory, net	80,161
Prepaid expenses and other current assets	2,989
Property and equipment, net	28,178
Other, net	2,488
Total assets of the disposal group classified as held-for-sale in the statement of financial position	$170,762
LIABILITIES
Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$24,357
Contract liabilities	387
Accrued expenses	9,669
Other noncurrent liabilities	65
Total liabilities of the disposal group classified as held-for-sale in the statement of financial position	$34,478

The accompanying consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the years ended March 31, 2024, 2023, and 2022, were immaterial.

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs in fiscal year 2023, which is presented on the accompanying consolidated statements of operations within loss (gain) on sale of assets and businesses for the year ended March 31, 2023. In the year ended March 31, 2024, the Company paid $6,800 to the buyer of the Stuart manufacturing operations and recognized a loss of approximately $3,900 due to the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

purchase price adjustments related to the transferred working capital of the divested operations. Additionally, in the year ended March 31, 2024, the Company recognized a loss on sale of approximately $8,300 related to an adjustment that would have reduced the fiscal 2023 gain on sale. Other claims for indemnification with the Buyer of the Stuart facility (refer to Note 17) remain outstanding. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors reportable segment through the date of divestiture.

Fiscal 2022 Divestitures

In May 2020, the Company’s Board of Directors committed to a plan to sell its composites manufacturing operations located in Milledgeville, Georgia and Rayong, Thailand. In August 2020, the Company entered into a definitive agreement with the buyer of the composites manufacturing operations in Georgia and Thailand. In February 2021, the Company entered into a definitive agreement to sell its large structure manufacturing operations in Red Oak, Texas, to the same buyer of the Milledgeville and Rayong composites manufacturing operations. These transactions closed in May 2021. Upon the completion of the sale of the composites and large structure manufacturing operations, the Company received proceeds of approximately $155,000 net of the purchase of a facility related to the divestiture and other transaction costs and recognized a loss of approximately $6,000, which is presented on the accompanying consolidated statements of operations within loss (gain) on sale of assets and businesses for the year ended March 31, 2022. The operating results of these related operations are included within the Interiors segment through the date of divestiture. As disclosed in Note 15, as a result of the completed sale of these manufacturing operations, the Company recognized a curtailment loss of approximately $16,000 during the year ended March 31, 2022.

In August 2021, the Company’s Board of Directors committed to a plan to sell and license certain legacy product lines of the Company’s Staverton, United Kingdom operations. The transaction included the existing facility and select product lines associated with the site. The transaction closed in October 2021 for net proceeds of approximately $34,000, and the effect on earnings was insignificant. The operating results of the Staverton, United Kingdom, manufacturing operations were included within the Systems & Support reportable segment through the date of divestiture.

As a result of the fiscal 2022 divestitures described above, including routine closing working capital adjustments, the Company recognized total losses of approximately $9,300 in the year ended March 31, 2022.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the years ended March 31, 2024, 2023, and 2022:

	Year Ended March 31,
	2024	2023	2022
Systems & Support
Satisfied over time	$317,242	$322,043	$308,637
Satisfied at a point in time	707,667	594,417	518,679
Revenue from contracts with customers	1,024,909	916,460	827,316
Amortization of acquired contract liabilities	2,721	2,500	5,859
Total Systems & Support revenue	1,027,630	918,960	833,175

Interiors
Satisfied over time	$135,872	$189,710	$402,194
Satisfied at a point in time	28,541	21,892	27,323
Revenue from contracts with customers	164,413	211,602	429,517
Amortization of acquired contract liabilities	—	—	12
Total Interiors revenue	164,413	211,602	429,529
Total revenue	$1,192,043	$1,130,562	$1,262,704

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the years ended March 31, 2024, 2023, and 2022.

	Year Ended March 31,
	2024	2023	2022
Systems & Support
OEM Commercial	$368,340	$333,809	$244,636
OEM Military	261,918	260,943	276,947
MRO Commercial	162,331	123,435	92,299
MRO Military	183,108	165,814	176,073
Non-aviation	49,212	32,459	37,361
Revenue from contracts with customers	1,024,909	916,460	827,316
Amortization of acquired contract liabilities	2,721	2,500	5,859
Total Systems & Support revenue	$1,027,630	$918,960	$833,175

Interiors
OEM Commercial	$161,923	$207,672	$400,482
OEM Military	—	108	15,429
MRO Commercial	1,683	2,713	11,154
MRO Military	—	—	1,052
Non-aviation	807	1,109	1,400
Revenue from contracts with customers	164,413	211,602	429,517
Amortization of acquired contract liabilities	—	—	12
Total Interiors revenue	164,413	211,602	429,529
Total revenue	$1,192,043	$1,130,562	$1,262,704

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the accompanying consolidated balance sheets. For the years ended March 31, 2024, 2023, and 2022 credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, and are recognized prospectively.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	March 31, 2024	March 31, 2023	Change
Contract assets	$74,289	$86,740	$(12,451)
Contract liabilities	(65,358)	(44,558)	(20,800)
Net contract asset	$8,931	$42,182	$(33,251)

The change in contract assets is the result of amounts billed in excess of revenue recognized during the year ended March 31, 2024. The change in contract liabilities was the result of the receipt of additional customer advances in excess of revenue recognized during the year ended March 31, 2024. For the period ended March 31, 2024, the Company recognized $17,325 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of March 31, 2024, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,673,278	$986,814	$675,978	$10,486	$—

5. INVENTORIES

Inventories are carried at the lower of cost (average-cost or specific-identification methods) or net realizable value. The Company expenses general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. The Company determines the costs of inventories sold by the first-in, first-out or average cost methods.

The components of inventories are as follows:

	March 31,	March 31,
	2024	2023
Raw materials	$25,224	$26,919
Work-in-process, including manufactured and purchased components	277,471	262,784
Finished goods	12,554	17,000
Rotable assets	2,422	2,381
Total inventories	$317,671	$309,084

Inventories, summarized in the table above, are presented net of valuation reserves of $53,539 and $58,582 as of March 31, 2024 and 2023, respectively

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Net property and equipment is:

	March 31,
	2024	2023
Land	$16,705	$16,396
Construction-in-process	15,875	10,942
Buildings and improvements	103,560	97,902
Machinery and equipment	341,355	377,075
	477,495	502,315
Less: accumulated depreciation	333,208	363,693
	$144,287	$138,622

Depreciation expense for the fiscal years ended March 31, 2024, 2023, and 2022, was $20,732, $21,567 and $34,089, respectively, which includes depreciation of assets under finance lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2024 and 2023:

Systems & Support
March 31, 2023	$509,449
Effect of exchange rate changes	1,238
March 31, 2024	$510,687

Systems & Support
March 31, 2022	$513,722
Effect of exchange rate changes	(4,273)
March 31, 2023	$509,449

As of March 31, 2024 and 2023, Interiors had gross goodwill of $475,302 and $475,302, respectively, which was fully impaired.

Intangible Assets

The components of intangible assets, net are as follows:

	March 31, 2024
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.6	154,885	(90,888)	63,997
Product rights, technology and licenses	12.1	33,927	(32,934)	993
Other	30.0	300	(227)	73
Total intangibles, net		$189,112	$(124,049)	$65,063

	March 31, 2023
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.6	154,679	(82,060)	72,619
Product rights, technology and licenses	11.4	52,990	(51,794)	1,196
Other	30.0	300	(217)	83
Total intangibles, net		$207,969	$(134,071)	$73,898

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Amortization expense for the fiscal years ended March 31, 2024, 2023, and 2022, was $8,893, $10,692, and $11,420, respectively. Amortization expense for the five fiscal years succeeding March 31, 2024, by year is expected to be as follows: 2025: $8,892; 2026: $8,892; 2027: $7,971; 2028: $7,304; 2029: $6,429, and thereafter: $25,575.

8. ACCRUED EXPENSES

Accrued expenses consist of the following items:

	March 31,
	2024	2023
Accrued pension	$757	$768
Accrued other postretirement benefits	2,126	2,378
Accrued compensation and benefits	53,971	59,357
Accrued interest	4,021	9,848
Accrued warranties	13,537	13,084
Accrued workers' compensation	4,145	7,448
Accrued income tax	10,026	3,702
Accrued indemnification liability	7,338	—
Operating lease liabilities	2,833	3,182
Warrants	—	9,563
All other	31,101	32,349
Total accrued expenses	$129,855	$141,679

9. LEASES

The components of lease expense for the year ended March 31, 2024, 2023, and 2022, are disclosed in the table below.

		Year Ended March 31,
Lease Cost	Financial Statement Classification	2024	2023	2022
Operating lease cost	Cost of sales, Selling, general and administrative expense, or Income from discontinued operations	$6,169	$8,561	$9,473
Variable lease cost	Cost of sales, Selling, general and administrative expense, or Income from discontinued operations	1,548	1,431	9,359
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization Income from discontinued operations	2,661	2,760	3,785
Interest on lease liability	Interest expense and other Income from discontinued operations	1,388	1,377	1,590
Total lease cost (1)		$11,766	$14,129	$24,207

(1)
Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental cash flow information for the years ended March 31, 2024, 2023, and 2022, including cash flow information for discontinued operations, is disclosed in the table below.

	Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$3,522	$7,204	$14,133
Operating cash flows used in finance leases	1,376	1,377	1,602
Financing cash flows used in finance leases	3,810	3,293	5,161
ROU assets obtained in exchange for lease liabilities
Operating leases	849	5,054	666
Finance leases	3,132	1,553	725

Supplemental balance sheet information related to leases as of March 31, 2024 and 2023, is disclosed in the table below.

		March 31,
Leases	Classification	2024	2023
Assets
Operating lease ROU assets	Other, net Assets held for sale	$14,438	$17,135

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	32,712	33,978
Accumulated amortization	Property and equipment, net Assets held for sale	(23,668)	(23,058)
Finance lease ROU assets, net		9,044	10,920
Total lease assets		$23,482	$28,055

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$2,833	$3,369
Finance	Current portion of long-term debt	2,934	3,162
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	13,643	14,639
Finance	Long-term debt, less current portion	11,074	11,654
Total lease liabilities		$30,484	$32,824

Information related to lease terms and discount rates as of March 31, 2024 and 2023, is disclosed in the table below.

	March 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	7.2	7.3
Finance leases	7.1	6.9

Weighted average discount rate
Operating leases	7.3%	7.5%
Finance leases	7.5%	7.5%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The maturity of the Company's lease liabilities as of March 31, 2024, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2025	$4,002	$3,546	$7,548
FY2026	3,570	2,572	6,142
FY2027	3,409	2,471	5,880
FY2028	1,917	1,581	3,498
FY2029	1,384	1,670	3,054
Thereafter	7,070	4,855	11,925
Total lease payments	21,352	16,695	38,047
Less: Imputed interest	(4,876)	(2,687)	(7,563)
Total lease liabilities	$16,476	$14,008	$30,484

10. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2024	2023
Finance leases	$14,008	$14,816
Senior secured first lien notes due 2028	1,078,890	1,200,000
Senior notes due 2025	—	499,024
Other notes	1,900	—
Less: debt issuance costs	(16,599)	(22,058)
	1,078,199	1,691,782
Less: current portion	3,200	3,162
	$1,074,999	$1,688,620

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

As of March 31, 2024, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At March 31, 2024 and 2023, there were $0 in borrowings and $19,570 and $19,753, respectively, in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Secured First Lien Notes due 2028

On March 14, 2023, the Company issued $1,200,000 principal amount of 9.000% Senior Secured First Lien Notes due March 15, 2028, pursuant to an indenture among the Company, the Guarantor Subsidiaries, and U.S. Bank National Association, as trustee (the “2028 First Lien Notes”). The 2028 First Lien Notes were sold at 100% of the principal amount and have an effective interest yield of 9.000%. Interest is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2023. In the twelve months ended March 31, 2024, the Company recognized a gain of approximately $3,400 related to an adjustment to its deferred debt issuance costs, a portion of which related to fiscal 2023. The total issuance costs incurred in connection with the issuance of the 2028 First Lien Notes were approximately $23,000, which were deferred and are being amortized over the term of the 2028 First Lien Notes.

The 2028 First Lien Notes and the guarantees are first lien secured obligations of the Company and the Guarantor Subsidiaries. The 2028 First Lien Notes:

(i)
rank equally in right of payment to any future senior indebtedness of the Company and Guarantor Subsidiaries;
(ii)
are effectively senior to all future second lien obligations and all future unsecured indebtedness of the Company and the Guarantor Subsidiaries, but only to the extent of the value of the Collateral (as defined below), and after giving effect to any permitted additional first lien secured obligations and other permitted liens of senior or equal priority);
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

The 2028 First Lien Notes are guaranteed on a full, senior, joint and several basis by each of the Guarantor Subsidiaries. In the future, each of the Company’s domestic restricted subsidiaries (other than any domestic restricted subsidiary that is a receivable subsidiary) that (1) is not an immaterial subsidiary, (2) becomes a borrower under any of its material debt facilities or (3) guarantees (a) any of the Company’s indebtedness or (b) any indebtedness of the Company’s domestic restricted subsidiaries, in the case of either (a) or (b), incurred under any of the Company’s material debt facilities, will guarantee the 2028 First Lien Notes. Under certain circumstances, the guarantees may be released without action by, or consent of, the holders of the 2028 First Lien Notes.

The 2028 First Lien Notes and the guarantees are secured, subject to permitted liens, by first-priority liens on substantially all of the Company’s and the Guarantor Subsidiaries’ assets (including certain of the Company’s real estate assets), whether now owned or hereafter acquired, other than certain excluded property, which liens will secure permitted additional first lien obligations on a pari passu basis, subject to the Collateral Trust Agreement (the “Collateral”). Under certain circumstances, the Collateral may be released without action by, or the consent of, the holders of the 2028 First Lien Notes. The 2028 First Lien Notes and the guarantees will not be secured by the assets of Non-Guarantor Subsidiaries, which include the unrestricted subsidiaries to whom certain of the Company’s accounts receivables are and may in the future be sold to support borrowing under the Securitization Facility.

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

In March 2024, using approximately $129,827 of the proceeds from the sale of Product Support, the Company redeemed $120,000 principal amount of 2028 First Lien Notes at a purchase price of 103% of the aggregate principal amount, plus accrued and unpaid interest and repurchased in an asset sale tender offer $1,110 principal amount of 2028 First Lien Notes at a purchase price of 100% of the aggregate principal amount, plus accrued and unpaid interest. This redemption resulted in a debt extinguishment loss of approximately $5,463.

Subsequent to March 31, 2024, on May 30, 2024, the Company redeemed $120,000 of our 2028 First Lien Notes at a redemption price equal to 103.000% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due August 15, 2025 (the "2025 Notes"). In the year ended March 31, 2023, following the Warrants issuance on December 19, 2022, $976 in principal amount of 2025 Notes were used to pay the exercise price for approximately 0.1 million Warrants. Resulting extinguishment losses from the write-off of deferred debt issuance costs in the year ended March 31, 2023, were immaterial.

In the year ended March 31, 2024, approximately $13,404 in principal amount of the 2025 Notes were used to pay the exercise price for approximately 0.9 million Warrants. In August 2023, the Company executed a 10b5-1 repurchase plan agreement with a third-party (the "Agent") granting the Agent the authority to repurchase on the open market up to $50,000 in principal amount of the 2025 Notes, subject to specific conditions, including daily volume and market prices. Pursuant to this agreement, in the year ended March 31, 2024, the Company used approximately $48,062 to redeem $50,000 principal amount of the 2025 Notes. In March 2024, using approximately $437,590 of the proceeds from the sale of Product Support, the Company redeemed the remaining outstanding $435,621 principal amount of 2025 Notes plus accrued and unpaid interest. The extinguishment gains on these transactions totaled approximately $500.

Senior Secured First Lien Notes due 2024 and Senior Secured Notes Due 2024

During the year ended March 31, 2023, the Company sold intellectual property that required redemption of $19,340 of the outstanding principal balance and payment of a premium of approximately $1,287. On March 14, 2023, the Company used $1,068,831 of the proceeds from the issuance of the 2028 First Lien Notes (i) to call all outstanding 2024 First Lien Notes, (ii) to acquire a portion of the 2024 Second Lien Notes that the Company had offered to purchase as part of a tender offer, and (iii) to redeem the balance of the 2024 Second Lien Notes that were not tendered in such tender offer. The Company recognized additional net extinguishment losses of approximately $31,600 upon these redemptions and repurchases.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying consolidated financial statements are as follows:

March 31, 2024		March 31, 2023
Carrying Value	Fair Value	Carrying Value	Fair Value
$1,078,199	$1,154,245	$1,691,782	$1,676,879

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the fiscal years ended March 31, 2024, 2023, and 2022, amounted to $147,975, $138,464 and $137,922, respectively. The Company also made redemption premium payments of approximately $3,600, $26,157, and $9,108 in the years ended March 31, 2024, 2023, and 2022, respectively.

As of March 31, 2024, the fiscal year maturities of long-term debt are as follows: 2025 — $3,200; 2026 — $2,838; 2027 — $2,737; 2028 — $1,080,737; 2029 — $1,936; and thereafter— $3,350 through 2036.
11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are composed of the following items:

	March 31,
	2024	2023
Acquired contract liabilities, net	$6,601	$9,845
Accrued warranties	3,374	4,551
Accrued workers' compensation	11,043	11,146
Noncurrent contract liabilities	9,500	463
Operating lease liabilities	13,643	14,573
Environmental contingencies	7,580	4,400
Income tax reserves	300	300
Multiemployer pension plan withdrawal liability	12,273	13,415
All other	4,207	1,295
Total other noncurrent liabilities	$68,521	$59,988

12. INCOME TAXES

The components of (loss) income from continuing operations before income taxes are as follows:

	Year ended March 31,
	2024	2023	2022
Foreign	$38,002	$513	$46,457
Domestic	(65,346)	75,264	(92,308)
	$(27,344)	$75,777	$(45,851)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2024	2023	2022
Current:
Federal	$347	$(538)	$—
State	527	175	(554)
Foreign	6,249	3,709	5,055
	7,123	3,346	4,501
Deferred:
Foreign	—	14	25
	—	14	25
	$7,123	$3,360	$4,526

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	10.0	10.6	17.3
Section 162(m)	(2.8)	2.7	(4.2)
Return to provision adjustment	30.2	(4.8)	(0.4)
Miscellaneous permanent items and nondeductible accruals	(1.0)	0.3	(2.4)
Research and development tax credit	9.0	(2.9)	5.0
Impact of foreign operations (including rate differential, rate change, and settlement with tax authorities	8.6	3.1	13.8
Valuation allowance	(100.3)	(25.9)	(59.4)
Other (including FIN 48)	(0.7)	0.3	(0.6)
Effective income tax rate	(26.0)%	4.4%	(9.9)%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2024	2023
Deferred tax assets:
Net operating loss and other credit carryforwards	$223,459	$302,273
Inventory	17,328	23,584
Accruals and reserves	18,841	21,336
Interest carryforward	96,115	103,826
Pension and other postretirement benefits	69,828	87,846
Lease right-of-use assets	4,650	5,259
Research and development	9,283	4,592
Acquired contract liabilities, net	2,329	3,012
	441,833	551,728
Valuation allowance	(399,179)	(512,579)
Net deferred tax assets	42,654	39,149
Deferred tax liabilities:
Deferred revenue	3,473	2,947
Property and equipment	10,632	11,487
Goodwill and other intangible assets	30,457	26,197
Lease liabilities	3,187	3,470
Prepaid expenses and other	2,173	2,316
	49,922	46,417
Net deferred tax liabilities	$7,268	$7,268

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

During fiscal year 2024, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $113,396 primarily due to utilization of net operating loss carryforwards, deduction of previously disallowed interest expense deductions, utilization of research and development credits previously carried forward, research and development cost amortization, and pension and other postretirement benefit plans. As of March 31, 2024, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.

As of March 31, 2024, the Company has net operating loss carryforwards of $181,848, $1,308,319, and $174,723 for U.S. federal, state, and foreign jurisdictions, respectively. All Federal net operating losses have an indefinite carryforward period. State net operating losses begin to expire in 2024, with a portion classified as indefinite. Approximately $6,357 of foreign net operating losses begin to expire in 2027, and $168,366 have an indefinite carryforward period.

The Company has been granted income tax holiday as an incentive to attract foreign investment by the Government of Thailand. The tax holidays continue to expire in various years through 2026. The Company does not have any other tax holidays in the jurisdictions in which it operates. The income tax benefit attributable to the tax status of our subsidiaries in Thailand was approximately $1,073 or $0.01 per diluted share in fiscal 2024, $583 or $0.01 per diluted share in fiscal 2023 and $415 or $0.01 per diluted share in fiscal 2022. In connection with the sale of the Company’s Product Support business, the company does not expect a benefit from this tax holiday program in future periods.

At March 31, 2024, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $148,871. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

As of March 31, 2024 and 2023, the total amount of unrecognized tax benefits was $12,281 and $12,085, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations, or foreign income tax examinations by tax authorities, for fiscal years ended before March 31, 2014.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2024, the Company is not subject to any income tax examinations. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. There are no material interest and penalties accrued as of the year ended March 31, 2024.

A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2024, 2023, and 2022 follows:

	Year ended March 31,
	2024	2023	2022
Beginning balance	$12,193	$11,978	$11,750
Adjustments for tax positions related to the current year	371	223	228
Adjustments for tax positions of prior years	(348)	(8)	0
Ending balance	$12,216	$12,193	$11,978

13. STOCKHOLDERS' DEFICIT

In March 2022, the Company adopted a tax benefits preservation plan (the " Plan") designed to preserve Triumph’s ability to utilize its net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits"). The Plan replaced a similar plan that was adopted in March 2019 and which expired in March 2022. The Company obtained stockholder approval for the Plan in July 2022 at its annual meeting of stockholders.

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

In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2024, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2024 and 2023, zero shares of preferred stock were outstanding.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2024 and 2023, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
AOCI before reclassifications	(1,273)	2,265	(113,232)		(112,240)
Amounts reclassified from AOCI	—	(778)	21,726	(2)	20,948
Net current period OCI	(1,273)	1,487	(91,506)		(91,292)
March 31, 2023	(49,206)	1,217	(506,657)		(554,646)
AOCI before reclassifications	5,057	796	12,511		18,364
Amounts reclassified from AOCI	—	(1,944)	21,157	(2)	19,213
Net current period OCI	5,057	(1,148)	33,668		37,577
March 31, 2024	$(44,149)	$69	$(472,989)		$(517,069)
(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic benefit income

14. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings per share is based on (loss) income from continuing operations, income from discontinued operations, or net income (loss) divided by the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding warrants and outstanding restricted stock units) and is based on (loss) income from continuing operations, income from discontinued operations, or net income (loss) divided by the diluted weighted average number of common shares considered outstanding during the periods. As disclosed in Note 2, the Warrants permitted the tendering of Designated Notes in payment of the exercise price. In computing diluted earnings per share, the Company applies the if-converted method to the warrants and such warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added back as an adjustment to the (loss) income from continuing operations numerator as the warrants are transactions related to continuing operations. The (loss) income from continuing operations numerator is also adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the warrants when calculating diluted earnings per share.

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended March 31,
	(in thousands)
	2024	2023	2022
Numerator:
Numerator for basic earnings per share:
(Loss) income from continuing operations	$(34,467)	$72,417	$(50,377)

Effect of Dilutive Securities:
Warrants	—	(3,626)	—

Numerators for diluted (loss) earnings per share:
(Loss) income from continuing operations available to common stockholders after assumed conversions	$(34,467)	$68,791	$(50,377)
Income from discontinued operations, net of tax expense	546,851	17,176	7,619
Net income (loss) available to common stockholders after assumed conversions	$512,384	$85,967	$(42,758)

Denominator:
Denominator for basic earnings per share
Weighted average common shares outstanding - basic	74,149	65,021	64,538

Effect of Dilutive Securities:
Warrants	—	6,371	—
Restricted stock units	—	329	—
Dilutive potential common shares	—	6,700	—
Denominator for basic (loss) earnings per share
Weighted average common shares outstanding - diluted	74,149	71,721	64,538

(Loss) earnings per share:
Basic (loss) earnings per share - continuing operations	$(0.46)	$1.12	$(0.78)
Basic earnings per share - discontinued operations	7.38	0.26	0.12
Basic earnings (loss) per share	$6.92	$1.38	$(0.66)

Diluted (loss) earnings per share - continuing operations	$(0.46)	$0.96	$(0.78)
Diluted earnings per share - discontinued operations	7.38	0.24	0.12
Diluted earnings (loss) per share	$6.92	$1.20	$(0.66)

For the fiscal years ended March 31, 2024, 2023, and 2022, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at a rate of 75% of the first 6% of compensation contributed by the participant. All contributions and Company matched contributions are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $9,143, $9,329, and $2,998 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company sponsors several defined benefit pension plans covering some of its employees. Most employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company's policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under applicable government regulations, by making payments into a separate trust. The Company has in the past contributed and may in the future contribute shares of its common stock to this separate trust which would reduce the cash contribution required by the Company.

In addition to the defined benefit pension plans, the Company provides other postretirement benefits ("OPEB") in the form of certain healthcare benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2024. No active employees are eligible for these benefits. The vast majority of eligible retirees receive a fixed-dollar benefit they can use to purchase

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

healthcare services. A small number of eligible retirees receive traditional retiree medical benefits for which the Company pays all premiums. All retirees who are eligible for these traditional benefits are Medicare-eligible. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2024 and 2023, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the pension benefit obligation or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments, which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company’s evaluation of data from fund managers and comparable market data or using the net asset value as a practical expedient.

The following tables set forth the Company's consolidated defined benefit pension plans for its union and non-union employees as of March 31, 2024 and 2023, and the amounts recorded on the consolidated balance sheets at March 31, 2024 and 2023. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits
	Year ended March 31,
	2024	2023
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$1,660,423	$1,946,201
Service cost	408	638
Interest cost	80,492	65,069
Actuarial gain	(34,360)	(185,210)
Participant contributions	117	115
Benefits paid	(149,891)	(163,614)
Currency translation adjustment	591	(2,776)
Projected benefit obligation at end of year	$1,557,780	$1,660,423
Accumulated benefit obligation at end of year	$1,557,533	$1,659,607
Assumptions used to determine benefit obligations at end of year
Discount rate	5.09 - 5.38%	5.09 - 5.19%
Rate of compensation increase	3.93%	3.92%

	Pension Benefits
	Year ended March 31,
	2024	2023
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,306,456	$1,649,241
Actual return on plan assets	82,565	(177,419)
Participant contributions	117	115
Company contributions	40,239	1,100
Benefits paid	(149,890)	(163,615)
Currency translation adjustment	704	(2,966)
Fair value of plan assets at end of year	$1,280,191	$1,306,456
Funded status (underfunded)
Funded status	$(277,589)	$(353,967)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$5,953	$5,124
Accrued benefit liability—current	(757)	(768)
Accrued benefit liability—noncurrent	(282,785)	(358,323)
Net amount recognized	$(277,589)	$(353,967)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2024	2023	2024	2023
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service costs (credits)	$1,254	$1,356	$(38,795)	$(43,900)
Actuarial losses (gains)	714,855	756,664	(41,678)	(45,347)
Income tax (benefits) expenses related to above items	(204,132)	(204,132)	42,016	42,016
Unamortized benefit plan costs (gains)	$511,977	$553,888	$(38,457)	$(47,231)

The components of net periodic benefit cost for fiscal years ended March 31, 2024, 2023, and 2022, are as follows:

	Pension Benefits
	Year Ended March 31,
	2024	2023	2022
Components of net periodic pension cost
Service cost	$408	$638	$745
Interest cost	80,492	65,069	46,891
Expected return on plan assets	(105,039)	(121,195)	(133,540)
Amortization of prior service cost	102	102	260
Amortization of net loss	30,099	30,859	38,407
Curtailment loss	—	—	16,024
Settlements	—	—	35,927
Special termination benefits	—	—	54
Total net periodic benefit expense (income)	$6,062	$(24,527)	$4,768
Assumptions used to determine net periodic pension cost
Discount rate	5.09 - 5.19%	2.66% - 3.93%	1.75% - 3.47%
Expected long-term rate of return on plan assets	5.75 - 8.00%	5.75 - 8.00%	1.41 - 8.00%
Rate of compensation increase	3.92%	3.50 - 4.22%	2.80 - 3.50%

The Company recognized net periodic benefit income from its OPEB plan of approximately $8,934, $9,163, and $9,396 for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.

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

During the fiscal year ended March 31, 2024, the Society of Actuaries did not release a new mortality projection scale, and therefore the mortality projection scale remains unchanged. The Company elected to make no changes to the mortality assumptions due to the continued uncertainty of the impact of the COVID-19 pandemic on the long-term mortality rate.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The projected benefit obligation assumptions impacting net actuarial gain consist of changes in discount and prescribed lump sum mortality rates, as well as changes to the deferred vested participation and commencement age assumptions.

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
•
Upon the completion of the sale of the composites and large structure manufacturing operations as disclosed in Note 3, the expected future service of certain defined benefit pension plan participants was curtailed and certain participants became eligible for subsidized early retirement benefits under the terms of the relevant plan. As a result, the Company performed an interim remeasurement and recognized a onetime pension curtailment charge of approximately $16,024 which is presented in non-service defined benefit income on the accompanying consolidated statement of operations for year ended March 31, 2022.

Additionally, the Company accrued a Withdrawal Liability (as defined below), and recognized in non-serviced defined benefit income, of $14,644 as a result of the exit of its Spokane, Washington, composites manufacturing operations in the year ended March 31, 2023. Refer to Note 17 for further information.

Expected Pension Benefit Payments

The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. Estimated future benefit payments from plan assets and Company funds for the next ten fiscal years are as follows:

Year	Pension Benefits
2025	$155,839
2026	141,299
2027	137,467
2028	133,892
2029	129,551
2030 - 2034	588,180

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Plan Assets, Investment Policy and Strategy

The table below sets forth the Company's target asset allocation for fiscal 2024 and the actual asset allocations at March 31, 2024 and 2023.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2024	2024	2023
Equity securities	50% - 60%	58%	55%
Fixed income securities	30% - 40%	31	34
Alternative investment funds	0% - 10%	10	10
Other	0% - 5%	1	1
Total		100%	100%

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The tables below provide the fair values of the Company's plan assets at March 31, 2024 and 2023, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$18,974	$—	$—	$18,974
Equity securities
International	107,551	—	—	107,551
U.S. equity	10,012	—	—	10,012
U.S. commingled fund	438,146	—	—	438,146
International commingled fund	30,618	—	—	30,618
Fixed income securities
Corporate bonds	—	13,025	—	13,025
Government securities	—	336,706	—	336,706
Other
Insurance contracts	—	—	613	613
Total investment in securities—assets	$605,301	$349,731	$613	$955,645
U.S. equity commingled fund				17,729
International equity commingled fund				133,851
U.S. fixed income commingled fund				34,098
International fixed income commingled fund				2,070
Government securities commingled fund				8,760
Private equity and infrastructure				126,351
Other				60
Total investment measured at NAV as a practical expedient				$322,919
Receivables				2,462
Payables				(835)
Total plan assets				$1,280,191

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

The effect of a 25 basis-point change in discount rates as of March 31, 2024, is shown below:

		Pension Benefits
Increase of 25 basis points
Obligation	*	$(31,238)
Net periodic expense		140
Decrease of 25 basis points
Obligation	*	$32,433
Net periodic expense		(165)

* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2025, the expected long-term rate of return is 5.5% - 8.00%.

Anticipated Contributions to Defined Benefit

In the year ended March 31, 2024, the Company contributed 3,200,000 shares of common stock to the separate pension plan trust with an aggregate contribution value of approximately $39,136 on the contribution date. The Company expects to contribute approximately $23,000 to its qualified U.S. defined benefit pension plans during fiscal 2025. No plan assets are expected to be returned to the Company in fiscal 2025.

16. STOCK COMPENSATION PLANS

The Company has stock incentive plans under which employees and non-employee directors may be granted equity awards in the form of stock options with an exercise price equal to the fair value of the Company’s stock on the grant date or in the form of restricted stock or restricted stock units that vest pursuant to service conditions and, in some cases, performance and/or market conditions. The stock incentive and compensation plans under which outstanding equity awards have been granted to employees, officers, and non-employee directors are the Triumph Group 2018 Equity Plan (the "2018 Plan"), the Triumph Group 2013 Equity and Cash Incentive Plan (the “2013 Plan”), the 2016 Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”), and the Amended and Restated Directors’ Stock Incentive Plan (the “Prior Directors’ Plan”). The Prior Directors’ Plan expired by its terms during fiscal 2017. The current stock incentive and compensation plans used for future awards are the 2018 Plan and the Directors’ Plan. New grants under the 2013 Plan ceased upon the approval of the 2018 Plan in fiscal 2019, and the 2013 Plan expired by its terms during fiscal 2024. The 2018 Plan and the Directors’ Plan are collectively referred to in this note as the plans.

Management and the compensation committee have utilized restricted stock units as its primary form of share-based incentive compensation. Restricted stock units that vest solely pursuant to service conditions generally vest on a graded basis over a three year period and are subject to forfeiture should the grantee’s employment be terminated prior to an applicable vesting date. Management and the compensation committee have also granted restricted stock units, referred to herein as performance restricted stock units, that vest pursuant to a combination of service conditions as well as market and performance conditions. Such awards generally vest, subject to specific market and/or performance conditions, on a cliff vesting basis at the end of a three year performance period. The market and performance conditions may result in the awards vesting below target, including zero vesting awards if certain threshold vesting conditions are not met, or up to 300% of the number of awards granted, if certain vesting conditions are exceeded. The share-based payment expense arising from restricted stock unit expense is included in capital in excess of par value. The fair value of restricted stock units awards subject only to service conditions or service and performance conditions is determined by the product of the number of shares granted and the grant date market price of the Company's common stock, adjusted for material non-public information that the Company may be aware of as of the grant date, if any. The fair value of restricted stock units awards that contain market conditions is determined by the product of the number of shares granted and the grant date fair value of such an award value using a Monte Carlo valuation methodology. The fair value of

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

share-based compensation granted to employees was $11,775, $13,728, and $14,129 during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. The fair value of restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period. The Company recognized $9,445, $8,913 and $9,782 of share-based compensation expense during the fiscal years ended March 31, 2024, 2023, and 2022, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to the employees receiving share-based compensation.

At March 31, 2024 and 2023, 1,653,843 shares and 979,855 shares of common stock, respectively, were available for issuance under the plans. A summary of the status of the Company's non-vested restricted stock units as of March 31, 2024, and changes during the fiscal year ended March 31, 2024, is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock units at March 31, 2023	1,513,196	$16.01
Granted	1,019,300	11.55
Vested	(489,342)	13.73
Forfeited	(98,143)	13.31
Non-vested restricted stock units at March 31, 2024	1,945,011	$14.38

The fair value of employee restricted stock units which vested during fiscal 2024, 2023 and 2022 was $6,718, $9,247, and $7,453, respectively. Expected future compensation expense on restricted stock units, net of expected forfeitures, is approximately $5,227, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.5 years.

17. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In August 2023, a panel of three arbitrators made an interim decision in an ongoing arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to ongoing future responsibility for environmental remediation costs at four formerly occupied properties that had been previously operated by Northrop. Although the interim decision indicated that TAS would have certain ongoing responsibility for remediation at the properties, neither the agreement nor the interim decision provides a mechanism for the transfer of remediation responsibilities to TAS. While the parties continue to dispute liability for remediation, from a regulatory perspective, TAS is not a party to any regulatory order for three of the four properties, although TAS, along with Northrop, is party to the regulatory order for the fourth property. Approximately $1,300 has been accrued as a legal judgment loss and is management's best estimate of the remediation costs at the fourth property. While final resolution of this matter remains uncertain, the ultimate impact on operations could be in the range of a loss of up to $39,000, with such loss resulting in annual cash expenditures not likely to exceed $2,000 to $3,000 in a given year.

In March 2024, the panel of arbitrators made a second interim decision in the arbitration between TAS and Northrop indicating that although TAS had responsibility for certain remediation costs at the four formerly occupied properties that had been already incurred by Northrop, the panel was unable to affix an amount of damages to Northrop for those costs and asked the parties to meet and confer regarding those damages. Northrop had indicated during the second phase of the arbitration that it believed its damages incurred through December 31, 2023 to be approximately $12,000, however, Northrop did not substantiate its damages. TAS maintains that Northrop has not proven its damages after opportunity to do so in the second phase of the arbitration. The Company has accrued a liability of approximately $6,000 as a result of the second interim decision which is included within legal contingencies loss on the accompanying consolidated statement of operations for the year ended March 31, 2024.

It is anticipated that further action by the panel will occur in fiscal 2025. TAS intends to vigorously defend itself in this matter, including potentially seeking to set aside any adverse decision from the arbitration panel.

Commercial Disputes and Litigation

Throughout the course of the Company’s programs, disputes with suppliers or customers could and have arisen regarding unique contractual requirements, quality, costs or impacts to production schedules. If the Company is unable to successfully and

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

equitably resolve such claims and assertions, its business, financial condition, results of operations, customer relationships and related transactions could be materially adversely affected.

In the ordinary course of business, the Company is involved in other disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief. While the Company cannot predict the outcome of any pending or future litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of March 31, 2024, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the parties, including as disclosed further below, and the ultimate claims made by the parties against each other could be material. As of March 31, 2024, we have accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material.

The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Red Oak facility specified that representations and warranties insurance would be the sole and exclusive remedy for breach of representations and warranties except in the case of fraud. By way of further example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. The purchaser of the Stuart facility also commenced litigation against the Company on December 12, 2023, seeking additional indemnification for damages claimed to be approximately $130,000 for losses allegedly arising from the knowing breach of certain representations and warranties regarding the financial condition of TAS and the products manufactured by TAS and alleged failures to disclose known and widespread paint issues and certain supplier and production issues at the facility prior to the closing. While the Company cannot predict the outcome of any pending or future litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a co-obligor under the contract pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company is typically indemnified by acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. As of March 31, 2024, no related indemnification assets or liabilities or guarantee liabilities have been recorded, and the Company has not been called upon to act as co-obligor under such arrangements through that date. Also, in connection with certain divestitures, the Company has assigned lease facility agreements to the acquirers and entered into agreements to act as a co-obligor under the lease agreement in the event of non-performance under the lease by the assignee. The Company is generally indemnified by the assignee or other third party to the

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord has acknowledged its duty to mitigate damages by re-leasing the property. The Company expects to be fully indemnified for any amounts payable under such guarantee.

As the Company has completed the disposal of certain facilities, it may be exposed to additional costs such as environmental remediation obligations, lease termination costs, or customer or supplier claims which may have a material effect on its financial position or results of operations when such matters arise and a reasonable estimate of the costs can be made. For example, in the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. The Withdrawal Liability is subject to further adjustment based on the finalization of the Fund’s actuarial valuation for the plan year ending December 31, 2021, (i.e., the applicable plan year preceding the date of the Company’s withdrawal). As of March 31, 2024, the Company's liability for this obligation on the accompanying consolidated balance sheet is approximately $13,912, representing its estimate of the remaining obligation before interest based on the letter received from the Fund. The Company is in the process of reviewing and responding to the withdrawal liability assessment, and it is possible the Withdrawal Liability could be reduced during that process.

18. CUSTOMER CONCENTRATION

Trade and other receivables from The Boeing Company ("Boeing") represented approximately 14% and 13% of total trade and other receivables as of March 31, 2024 and 2023, respectively. Trade and other receivables from Daher Aerospace Inc. ("Daher") include receivables that largely correspond with payables associated with transition services and represented approximately 20% as of March 31, 2023. The Company had no other significant concentrations of credit risk.

Sales to Boeing for fiscal 2024 were $279,956, or 23% of net sales, of which $168,038 and $111,918 were from Systems & Support and Interiors, respectively. Sales to Boeing for fiscal 2023 were $259,343, or 23% of net sales, of which $154,404 and $104,939 were from Systems & Support and Interiors, respectively. Sales to Boeing for fiscal 2022 were $464,043, or 37% of net sales, of which $130,123 and $333,920 were from Systems & Support and Interiors, respectively.

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

19. COLLECTIVE BARGAINING AGREEMENTS

Approximately 10% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2024, none of the Company's collectively bargained workforce is working under contracts that have expired, and 55% of the Company’s collectively bargained workforce are working under contracts that are set to expire within one year.

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

Selected financial information for each reportable segment is as follows:

	Year Ended March 31, 2024
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$1,192,043	$—	$1,027,630	$164,413	$—
Intersegment sales (eliminated in consolidation)	—	(822)	795	27	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	195,074	—	200,074	(5,000)	—

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(29,625)	(1,847)	(25,273)	(2,505)	—
Interest expense and other, net	(123,021)
Corporate expenses	(52,725)
Share-based compensation expense	(9,445)
Loss on sale of assets and businesses	(12,208)
Amortization of acquired contract liabilities	2,721
Non-service defined benefit income	2,372
Legal judgment loss	(7,338)
Debt modification and extinguishment loss	(1,694)
Warrant remeasurement gain, net	8,545
Loss from continuing operations before income taxes	(27,344)

Total capital expenditures	$21,827	$2,089	$15,990	$1,928	$1,820
Total assets	$1,686,270	$361,348	$1,224,895	$100,027	$—

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2023
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$1,130,562	$—	$918,960	$211,602	$—
Intersegment sales (eliminated in consolidation)	—	(436)	391	45	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	204,352	—	172,415	31,937	—

Reconciliation of segment profit to before income taxes
Depreciation and amortization	(32,259)	(2,116)	(26,460)	(3,683)	—
Interest expense and other, net	(115,211)
Corporate expenses	(54,333)
Share-based compensation expense	(8,913)
Gain on sale of assets and businesses	101,523
Amortization of acquired contract liabilities	2,500
Non-service defined benefit income	19,664
Consideration payable to customer related to divestiture	(17,185)
Debt extinguishment loss	(33,044)
Warrant remeasurement gain, net	8,683
Income from continuing operations before income taxes	75,777

Total capital expenditures	$20,676	$1,114	$15,154	$1,514	$2,894
Total assets	$1,714,844	$191,635	$1,217,449	$134,998	$170,762

	Year Ended March 31, 2022
	Total	Corporate & Eliminations	Systems & Support	Interiors	Discontinued Operations
Net sales to external customers	$1,262,704	$—	$833,175	$429,529	$—
Intersegment sales (eliminated in consolidation)	—	(473)	455	18	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	185,336	—	155,132	30,204	—

Reconciliation of segment profit to before income taxes
Depreciation and amortization	(45,509)	(3,245)	(28,338)	(13,926)	—
Interest expense and other, net	(113,080)
Corporate expenses	(50,834)
Share-based compensation expense	(9,782)
Loss on sale of assets and businesses	(9,294)
Amortization of acquired contract liabilities	5,871
Non-service defined benefit income	5,373
Impairment of long-lived assets	(2,308)
Debt extinguishment loss	(11,624)
Income from continuing operations before income taxes	(45,851)

Total capital expenditures	$19,660	$711	$14,105	$3,233	$1,611

During fiscal years ended March 31, 2024, 2023, and 2022, the Company had foreign sales of $284,069, $231,162, and $251,695, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

March 31, 2024 and 2023, the Company's continuing operations had tangible long-lived assets of approximately $30,358 and $42,495, respectively, principally comprising property, plant, and equipment.

21. SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As disclosed in Note 3, effective in the third quarter of fiscal 2024, we classified our results of operations for all periods presented to reflect Product Support as discontinued operations. In accordance with Rule 1-02(bb)(ii) of SEC Regulation S-X, the Company has disclosed the following summarized financial information for each quarter of fiscal 2024 and 2023.

	Fiscal 2024				Fiscal 2023
	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
Net sales	$263,823	$284,678	$284,955	$358,587	$295,154	$248,288	$261,662	$325,458
Gross Profit	69,918	74,813	69,983	108,128	61,938	83,509	71,648	103,585
(Loss) income from continuing operations	(21,708)	(6,309)	(11,911)	5,461	(13,462)	104,533	5,512	(24,166)
Net income (loss)	(18,163)	(1,296)	(15,902)	547,745	(10,342)	106,526	10,952	(17,543)
(Loss) earnings per share—basic:
(Loss) earnings per share - continuing operations	$(0.33)	$(0.08)	$(0.15)	$0.07	$(0.21)	$1.61	$0.09	$(0.37)
Earnings (loss) per share	$(0.27)	$(0.02)	$(0.20)	$7.12	$(0.16)	$1.64	$0.17	$(0.27)
Earnings (loss) per share—diluted:
(Loss) earnings per share - continuing operations	$(0.33)	$(0.08)	$(0.15)	$0.07	$(0.21)	$1.60	$-	$(0.37)
Earnings (loss) per share	$(0.27)	$(0.02)	$(0.20)	$7.04	$(0.16)	$1.63	$0.08	$(0.27)

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Other (1)	Balance at end of year
For year ended March 31, 2024:
Deferred tax assets valuation allowance	$512,579	(121,056)	7,656	$399,179
For year ended March 31, 2023:
Deferred tax assets valuation allowance	$512,357	(21,279)	21,501	$512,579
For year ended March 31, 2022:
Deferred tax assets valuation allowance	$512,554	18,062	(18,259)	$512,357

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

As of March 31, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2024.

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
/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer
/s/ Kai W. Kasiguran
Kai W. Kasiguran Vice President and Controller

May 31, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Triumph Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triumph Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated May 31, 2024 expressed an unqualified opinion thereon.

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

May 31, 2024

Changes in Internal Control Over Financial Reporting

In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, or as a result of newly adopted accounting standards, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for directors and executive officers is incorporated herein by reference to our definitive 2024 Proxy Statement for our 2024 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

The information required regarding delinquent Section 16(a) reports is incorporated herein by reference to the 2024 Proxy Statement.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2024 Proxy Statement.

Stockholder Nominations

The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2024 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2024 Proxy Statement.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the 2024 Proxy Statement.

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

(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Securities and Asset Purchase Agreement, dated as of December 21, 2023, by and among Triumph Group, Inc., Triumph Aftermarket Services Group, LLC, Triumph Group Acquisition Corp., Triumph Group Acquisition Holdings, Inc., The Triumph Group Operations, Inc. and AAR CORP^	8-K	001-12235	2.1	December 22, 2023
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Triumph Group, Inc. dated July 21, 2023	8-K	001-12235	3.1	July 21, 2023
3.4	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K/A	001-12235	3.1	August 5, 2019
3.6	Amended and Restated By-Laws of Triumph Group, Inc.	8-K	001-12235	3.1	April 26, 2019
4.1	Form of Certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of March 14, 2023, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee for the Notes.	8-K	001-12235	4.1	March 14, 2023
4.3	Form of 9.000% Senior Secured First Lien Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.2).	8-K	001-12235	4.1	March 14, 2023
4.4	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 13, 2019
4.5	Description of Securities	10-K	001-12235	4.8	May 23, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.6	Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent.	8-K	001-12235	4.1	October 5, 2020
4.7	Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC.	8-K	001-12235	4.2	October 5, 2020
4.8	Amendment No. 14 to Blocked Account Agreement, effective as of November 5, 2021, between Triumph Receivables LLC, Triumph Group, Inc., and PNC Bank, National Association.	10-Q	001-12235	10.1	February 8, 2022
4.9	Twelfth Amended and Restated Purchaser Group Fee Letter, effective as of November 5, 2021, among Triumph Receivables, LLC, Triumph Group, Inc., the various purchasers and purchaser agents from time to time party thereto, PNC Capital Markets LLC, and PNC Bank, National Association.	10-Q	001-12235	10.2	February 8, 2022
4.10	Second Amended and Restated Performance Guaranty, effective as of November 5, 2021, by Triumph Group, Inc., in favor of PNC Bank, National Association.	10-Q	001-12235	10.3	February 8, 2022
4.11	First Amendment to Amended and Restated Purchase and Sale Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and each of the entities listed on the signature pages hereto as an Originator.	10-Q	001-12235	10.4	February 8, 2022
4.12	Second Amendment to Amended and Restated Receivables Purchase Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and PNC Bank, National Association.	10-Q	001-12235	10.5	February 8, 2022
4.13	Tax Benefits Preservation Plan, dated March 11, 2022 to be effective as of March 13, 2022, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 11, 2022
4.14	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2023, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, and PNC Bank, National Association, as administrator and as LC bank.	8-K	001-12235	4.1	December 29, 2023
4.15	Second Amendment to Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2023, among the various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer, and Triumph Receivables, LLC.	8-K	001-12235	4.2	December 29, 2023
10.1	Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.1	May 29, 2012
10.2	Form of Deferred Stock Unit Award Agreement under the Amended and Restated Directors’ Stock Incentive Plan	10-K	001-12235	10.2	May 30, 2013
10.3	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.4	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.5	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.6	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.7	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.8	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.9	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.10	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.11	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.12	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.13	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.14	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.15	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.16	Employment letter between Triumph Group, Inc. and James F. McCabe dated July 26, 2016 *	8-K	001-12235	10.1	July 27, 2016
10.17	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.18	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.33	May 26, 2017
10.19	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.20	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.21	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.22	Triumph Group, Inc. Amended and Restated 2018 Equity Incentive Plan, effective July 16, 2020*	8-K	001-12235	10.1	July 21, 2020
10.23	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	10-K	001-12235	10.32.2	May 23, 2019
10.24	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.25	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	10-K	001-12235	10.33.1	May 23, 2019
10.26	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	10-K	001-12235	10.40	May 23, 2019
10.27	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	10-K	001-12235	10.41	May 23, 2019
10.28	Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019)	8-K	001-12235	10.1	December 9, 2019
10.29	Employment Letter between Triumph Group, Inc. and Jennifer Allen, dated August 14, 2018	10-K	001-12235	10.45	May 28, 2020
10.30	Amendment No. 1 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.2	August 5, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
10.31	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.3	August 5, 2020
10.32	Collateral Trust Agreement, dated August 17, 2020 among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	10.2	August 18, 2020
10.33	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of November 17, 2020.*	8-K	001-12235	10.1	November 18, 2020
10.34	Equity Distribution Agreement, dated February 4, 2021, by and between Triumph Group, Inc. and Citigroup Global Markets Inc.	8-K	001-12235	1.1	February 4, 2021
10.35	Form of Offer Letter between Triumph Group, Inc. and Thomas Quigley dated as of August 26, 2022	10-K	001-12235	10.53	May 24, 2023
10.36	Form of Offer Letter between Triumph Group, Inc. and Kai Kasiguran dated as of August 26, 2022	10-K	001-12235	10.54	May 24, 2023
10.37	Cooperation Agreement, dated as of May 30, 2023, between Triumph Group, Inc. and Vision One Management Partners, LP^	8-K	001-12235	10.1	May 30, 2023
18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.	10-Q	001-12235	18.1	November 5, 2020
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1

Principal Executive Officer and Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

		##	##	##	##
97.1	Clawback Policy.*	#	#	#	#
101

The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Stockholders’ Deficit for the fiscal years ended March 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, 2023, and 2022; (v) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2024, 2023, and 2022; and (vi) Notes to the Consolidated Financial Statements

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

^ Schedules (and similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

# Filed herewith

## Furnished herewith

Item 16. Form 10-K Summary

The Registrant has elected not to include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.

/s/ Daniel J. Crowley
Dated:	May 31, 2024	By:	Daniel J. Crowley Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman, President, Chief Executive Officer and Director	May 31, 2024
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	May 31, 2024
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

	Vice President, Controller	May 31, 2024
/s/ Kai W. Kasiguran	(Principal Accounting Officer)
Kai W. Kasiguran

/s/ Neal J. Keating	Lead Independent Director	May 31, 2024
Neal J. Keating

/s/ Patrick Allen	Director	May 31, 2024
Patrick Allen

/s/ Paul Bourgon	Director	May 31, 2024
Paul Bourgon

/s/ Cynthia M. Egnotovich	Director	May 31, 2024
Cynthia M. Egnotovich

/s/ Daniel P. Garton	Director	May 31, 2024
Daniel P. Garton

/s/ Barbara Humpton	Director	May 31, 2024
Barbara Humpton

/s/ Courtney Mather	Director	May 31, 2024
Courtney Mather

/s/ Colleen C. Repplier	Director	May 31, 2024
Colleen C. Repplier