Form 10-Q
period 2024-06-30
TRIUMPH GROUP INC
filed 2024-08-08
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on August 2, 2024, was 77,327,073.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	June 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$152,604	$392,511
Trade and other receivables, less allowance for credit losses of $5,165 and $4,773	136,927	138,272
Contract assets	82,238	74,289
Inventory, net	358,681	317,671
Prepaid expenses and other current assets	19,314	16,626
Total current assets	749,764	939,369
Property and equipment, net	143,389	144,287
Goodwill	510,723	510,687
Intangible assets, net	62,843	65,063
Other, net	26,045	26,864
Total assets	$1,492,764	$1,686,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,979	3,200
Accounts payable	128,167	167,349
Contract liabilities	46,236	55,858
Accrued expenses	125,803	129,855
Total current liabilities	303,185	356,262
Long-term debt, less current portion	957,203	1,074,999
Accrued pension and other postretirement benefits	278,626	283,634
Deferred income taxes	7,269	7,268
Other noncurrent liabilities	66,042	68,521
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 77,246,802 and 76,923,691 shares issued and outstanding	77	77
Capital in excess of par value	1,108,761	1,107,750
Accumulated other comprehensive loss	(519,136)	(517,069)
Accumulated deficit	(709,263)	(695,172)
Total stockholders' deficit	(119,561)	(104,414)
Total liabilities and stockholders' deficit	$1,492,764	$1,686,270

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Net sales	$281,016	$263,823
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	207,077	193,905
Selling, general and administrative	49,378	50,494
Depreciation and amortization	7,367	7,365
Legal contingencies loss	7,464	—
Restructuring	1,616	—
Loss on sale of assets and businesses	—	12,617
	272,902	264,381
Operating income (loss)	8,114	(558)
Non-service defined benefit expense (income)	1,033	(820)
Debt modification and extinguishment loss (gain)	5,369	(3,391)
Warrant remeasurement gain, net	—	(8,001)
Interest expense and other, net	18,984	32,102
Loss from continuing operations before income taxes	(17,272)	(20,448)
Income tax expense	1,499	1,260
Loss from continuing operations	(18,771)	(21,708)
Income from discontinued operations, net of tax expense of $338 and $490, respectively	4,680	3,545
Net loss	$(14,091)	$(18,163)
Loss per share—basic:
Loss per share - continuing operations	$(0.24)	$(0.33)
Earnings per share - discontinued operations	0.06	0.06
Loss per share	$(0.18)	$(0.27)
Weighted average common shares outstanding—basic	77,158	66,347
Loss per share—diluted:
Loss per share - continuing operations	$(0.24)	$(0.33)
Earnings per share - discontinued operations	0.06	0.06
Loss per share	$(0.18)	$(0.27)
Weighted average common shares outstanding—diluted	77,158	66,347

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2024	2023
Net loss	$(14,091)	$(18,163)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,376)	3,704
Defined benefit pension plans and other postretirement benefits:
Reclassification to net loss - net of tax expense
Amortization of net loss, net of taxes of $0 and $0, respectively	7,174	6,424
Recognized prior service credits, net of taxes of $0 and $0, respectively	(1,251)	(1,251)
Total defined benefit pension plans and other postretirement benefits income, net of taxes	5,923	5,173
Cash flow hedges:
Unrealized loss arising during the period, net of tax expense of $0 and $0, respectively	(1,645)	(1,254)
Reclassification of loss included in net earnings, net of tax expense of $0 and $0, respectively	31	917
Net unrealized loss on cash flow hedges, net of tax	(1,614)	(337)
Total other comprehensive (loss) income	(2,067)	8,540
Total comprehensive loss	$(16,158)	$(9,623)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2024

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2024	76,923,691	$77	$1,107,750	$—	$(517,069)	$(695,172)	$(104,414)
Net loss	—	—	—	—	—	(14,091)	(14,091)
Foreign currency translation adjustment	—	—	—	—	(6,376)	—	(6,376)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,923	—	5,923
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,614)	—	(1,614)
Share-based compensation	473,076	—	3,015	—	—	—	3,015
Repurchase of restricted shares for minimum tax obligation	(158,885)	—	—	(2,132)	—	—	(2,132)
Retirement of treasury shares	—	—	(2,132)	2,132	—	—	—
Employee stock purchase plan	8,920	—	128	—	—	—	128
June 30, 2024	77,246,802	77	1,108,761	—	(519,136)	(709,263)	(119,561)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three months ended June 30, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of shares for share-based compensation minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(14,091)	$(18,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,367	8,118
Amortization of acquired contract liability	(591)	(575)
(Gain) loss on sale of assets and businesses	(5,018)	12,617
Loss (gain) on modification and extinguishment of debt	5,369	(3,391)
Other amortization included in interest expense	1,059	1,506
Provision for credit losses	263	534
Warrants remeasurement gain	—	(8,001)
Share-based compensation	3,015	3,622
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	610	32,532
Contract assets	(7,939)	(10,180)
Inventories	(40,989)	(39,818)
Prepaid expenses and other current assets	(2,603)	(1,830)
Accounts payable, accrued expenses, and contract liabilities	(46,272)	(42,588)
Accrued pension and other postretirement benefits	892	(1,262)
Other, net	(5,599)	3,155
Net cash used in operating activities	(104,527)	(63,724)
Investing Activities
Capital expenditures	(8,172)	(6,401)
Proceeds from (payments on) sale of assets and businesses	572	(6,848)
Investment in joint venture	—	(1,515)
Net cash used in investing activities	(7,600)	(14,764)
Financing Activities
Proceeds from issuance of long-term debt	—	2,000
Retirement of debt and finance lease obligations	(120,789)	(763)
Payment of deferred financing costs	—	(1,438)
Payment of issuance of common stock, net of issuance costs	—	(803)
Premium on redemption of long-term debt	(3,600)	—
Repurchase of shares for share-based compensation minimum tax obligation	(2,132)	(1,235)
Net cash used in financing activities	(126,521)	(2,239)
Effect of exchange rate changes on cash	(1,259)	(358)
Net change in cash and cash equivalents	(239,907)	(81,085)
Cash and cash equivalents at beginning of period	392,511	227,403
Cash and cash equivalents at end of period	$152,604	$146,318

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three months ended June 30, 2024 and 2023, are not necessarily indicative of results that may be expected for the year ending March 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2024 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on May 31, 2024.

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

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power, and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. As disclosed in Note 3, in December 2023 the Company entered into a definitive agreement with AAR Corp. (“AAR”), to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). As a result of this agreement, the Company has classified the Product Support results of operations for all periods presented as discontinued operations, and these operations are no longer reported as part of the Systems & Support reportable segment.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU must be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

option for retroactive application to each period in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

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

With control transferring over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The Company generally uses the cost-to-cost input method of progress for its contracts because it best depicts the transfer of control to the customer that occurs as work progresses. Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company reviews its cost estimates on contracts on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions and asset utilization.

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 11% and 14% of total trade accounts receivable as of June 30, 2024 and March 31, 2024, respectively.

Sales to Boeing for the three months ended June 30, 2024 were $63,556, or 22.6% of net sales, of which $44,719 and $18,837 were from Systems & Support and Interiors, respectively. Sales to Boeing for the three months ended June 30, 2023, were $69,059, or 26.2% of net sales, of which $46,141 and $22,918 were from Systems & Support and Interiors, respectively.

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

The common stock warrants were accounted for as derivative liabilities in accordance with ASC 815-40 and included within accrued liabilities on the accompanying condensed consolidated balance sheets. The Company measured the Warrants at fair value as of the issuance date using a Monte Carlo pricing model, a Level 3 fair value measurement (as described below), due to the level of market activity. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of the Warrants based on implied and historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants was based on the Company’s ability to redeem the Warrants, subject to a 20 calendar-day notice period, as well as the automatic acceleration of the Expiration Date following the Price Condition Date. During the three months ended December 31, 2022, due to increased trading volume, the Company began remeasuring outstanding Warrants using the Warrants trading price, a Level 1 fair value measurement (as described below). The Warrants were remeasured at each balance sheet date. Warrants remeasurement adjustments were recognized in warrant remeasurement gain, net on the accompanying condensed consolidated statements of operations.

At distribution, the fair value of the Warrants was $19,500. As of June 30, 2023, the fair value of the Warrants was approximately $1,456, and $8,001 of warrants remeasurement gain was recognized in the three months ended June 30, 2023. Approximately 7.7 million Warrants were exercised in the year ended March 31, 2024, resulting in total cash proceeds, net of transaction costs, of approximately $79,961. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June 16, 2023, notice of redemption.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental Cash Flow Information

For the three months ended June 30, 2024 and 2023 the Company paid $7,058 and $369, respectively for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and certain transaction expenses. This transaction closed on March 1, 2024, and the Company recognized a gain of approximately $548,250, net of transaction costs and certain other purchase price adjustments. In July 2024, the Company finalized certain purchase price adjustments principally related to the transferred working capital of the divested operations and recognized a gain of approximately $5,018 in the three months ended June 30, 2024. The gain is included within discontinued operations on the accompanying condensed consolidated statement of operations.

Product Support companies provided aftermarket maintenance, repair, and overhaul solutions for commercial, regional and military aircraft. As a result of this transaction, effective in the third quarter of fiscal 2024, we classified our results of operations for all periods presented to reflect Product Support as discontinued operations. Under the terms of the purchase agreement, we will continue to guarantee the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering existing contracts with specific customers that are expected to be fully satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. The Company has also indemnified the buyer for a period of three years from the date of the transaction on product liability or warranty claims related to Product Support products and operations prior to the transaction date to the extent such claims exceed an aggregate amount of $1,000. Other than these guarantees, a short-term transition services agreement, commercial purchases and sales which are not significant and are entered into in the ordinary course of business, and other customary short-term transitional activities, the Company will have no further continuing involvement with Product Support.

The following table shows the results of Product Support within discontinued operations for the three months ended June 30, 2023. Income from discontinued operations in the three months ended June 30, 2024 pertains to the purchase price adjustments described above.

Three Months Ended June 30,
2023
Major line items constituting pretax income of discontinued operations
Net sales	$63,322
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	46,828
Selling, general and administrative	5,159
Depreciation and amortization	753
52,740
Operating income	10,582
Interest expense and other, net	6,547
Income from discontinued operations before income taxes	4,035
Income tax expense	490
Income from discontinued operations	$3,545

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt, adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $6,271 in the three months ended June 30, 2023.

The accompanying condensed consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the three months ended June 30, 2023 were immaterial.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Fiscal 2023 Divestitures

In January 2022, the Company’s Board of Directors committed to a plan to sell its manufacturing operations located in Stuart, Florida. In February 2022, the Company entered into a definitive agreement with the buyer of these manufacturing operations. This transaction closed in July 2022. The Company recognized a gain of approximately $96,800, net of transaction costs in fiscal year 2023, which is presented on the accompanying condensed consolidated statements of operations within gain on sale of assets and businesses for the year ended March 31, 2023. In the year ended March 31, 2024, the Company paid $6,800 to the buyer of the Stuart manufacturing operations and recognized a loss of approximately $3,900 due to the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations. Additionally, in the year ended March 31, 2024, the Company recognized a loss on sale of approximately $8,300 related to an adjustment that would have reduced the fiscal 2023 gain on sale. Other claims for indemnification with the Buyer of the Stuart facility (refer to Note 12) remain outstanding. The operating results of the Stuart, Florida, manufacturing operations are included within the Interiors reportable segment through the date of divestiture.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Systems & Support
Satisfied over time	$72,307	$79,796
Satisfied at a point in time	179,083	146,882
Revenue from contracts with customers	251,390	226,678
Amortization of acquired contract liabilities	591	575
Total Systems & Support revenue	251,981	227,253

Interiors
Satisfied over time	$23,511	$30,929
Satisfied at a point in time	5,524	5,641
Revenue from contracts with customers	29,035	36,570
Total Interiors revenue	29,035	36,570
Total revenue	$281,016	$263,823

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Systems & Support
OEM Commercial	$91,495	$81,444
OEM Military	61,834	65,796
MRO Commercial	48,506	34,476
MRO Military	41,133	36,923
Non-aviation	8,422	8,039
Revenue from contracts with customers	251,390	226,678
Amortization of acquired contract liabilities	591	575
Total Systems & Support revenue	$251,981	$227,253

Interiors
OEM Commercial	$27,192	$35,658
MRO Commercial	1,670	704
Non-aviation	173	208
Revenue from contracts with customers	29,035	36,570
Total Interiors revenue	29,035	36,570
Total revenue	$281,016	$263,823

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, credit loss expense and write-offs related to contract assets were immaterial.

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

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	June 30, 2024	March 31, 2024	Change
Contract assets	$82,238	$74,289	$7,949
Contract liabilities	(55,736)	(65,358)	9,622
Net contract asset	$26,502	$8,931	$17,571

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The change in contract assets is the result of revenue recognized in excess of amounts billed during the three months ended June 30, 2024. The change in contract liabilities is the result of revenue recognized in excess of receipt of additional customer advances during the three months ended June 30, 2024. For the three months ended June 30, 2024, the Company recognized $15,652 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of June 30, 2024, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,705,238	$1,004,087	$678,746	$21,297	$1,108

5. INVENTORIES

Inventories are carried at the lower of cost (average-cost or specific-identification methods) or net realizable value. The Company expenses general and administrative costs related to products and services provided under commercial terms and conditions as incurred. The Company determines the cost of inventory sold by the first-in, first-out or average cost methods. The components of inventories are as follows:

	June 30,	March 31,
	2024	2024
Raw materials	$34,497	$25,224
Work-in-process, including manufactured and purchased components	312,071	277,471
Finished goods	12,113	14,976
Total inventories	$358,681	$317,671

6. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	March 31,
	2024	2024
Finance leases	$13,257	$14,008
Senior secured first lien notes due 2028	958,890	1,078,890
Other notes	1,862	1,900
Less: debt issuance costs	(13,827)	(16,599)
	960,182	1,078,199
Less: current portion	2,979	3,200
	$957,203	$1,074,999

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

As of June 30, 2024, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At June 30, 2024, there were $0 in borrowings and $20,804 in letters of credit outstanding under the Securitization Agreement, primarily to support insurance policies. The Securitization Facility expires in December 2025.

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

In March 2024, using approximately $129,827 of the proceeds from the sale of Product Support, the Company redeemed $120,000 principal amount of 2028 First Lien Notes at a purchase price of 103% of the aggregate principal amount, plus accrued and unpaid interest and repurchased in an asset sale tender offer $1,110 principal amount of 2028 First Lien Notes at a purchase price of 100% of the aggregate principal amount, plus accrued and unpaid interest. This redemption resulted in a debt extinguishment loss of approximately $5,463 in the year ended March 31, 2024.

In May 2024, the Company redeemed an additional $120,000 of its 2028 First Lien Notes at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. This redemption resulted in a debt extinguishment loss of approximately $5,369 in the three months ended June 30, 2024.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Senior Notes Due 2025

On August 17, 2017, the Company issued $500,000 principal amount of 7.750% Senior Notes due August 15, 2025 (the "2025 Notes". In the year ended March 31, 2024, approximately $13,404 in principal amount of the 2025 Notes were used to pay the exercise price for approximately 0.9 million Warrants. In August 2023, the Company executed a 10b5-1 repurchase plan agreement with a third-party (the "Agent") granting the Agent the authority to repurchase on the open market up to $50,000 in principal amount of the 2025 Notes, subject to specific conditions, including daily volume and market prices. Pursuant to this agreement, in the year ended March 31, 2024, the Company used approximately $48,062 to redeem $50,000 principal amount of the 2025 Notes. In March 2024, using approximately $437,590 of the proceeds from the sale of Product Support, the Company redeemed the remaining outstanding $435,621 principal amount of 2025 Notes plus accrued and unpaid interest. The extinguishment gains on these transactions totaled approximately $500 in the year ended March 31, 2024.

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying condensed consolidated financial statements are as follows:

June 30, 2024		March 31, 2024
Carrying Value	Fair Value	Carrying Value	Fair Value
$960,182	$1,023,152	$1,078,199	$1,154,245

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the three months ended June 30, 2024 and 2023, amounted to $2,750 and $454, respectively.

7. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings per share is based on loss income from continuing operations, income from discontinued operations, or net loss divided by the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding restricted stock units and, in prior year periods, outstanding warrants) and is based on loss from continuing operations, income from discontinued operations, or net loss divided by the diluted weighted average number of common shares considered outstanding during the periods. The Company applies the treasury stock method when calculating diluted earnings per share. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,
	(in thousands)
	2024	2023
Weighted average common shares outstanding - basic	77,158	66,347
Net effect of dilutive warrants, stock options and non-vested stock (1)	—	—
Weighted average common shares outstanding - diluted	77,158	66,347

(1) For the three months ended June 30, 2024 and 2023, 2,016 and 2,219 shares, respectively, associated with outstanding restricted stock unit awards were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive due to the loss from continuing operations in each period.

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

As of June 30, 2024 and March 31, 2024, the total amount of unrecognized tax benefits was $12,351 and $12,281, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of June 30, 2024, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2025 and future periods.

The effective income tax rate for the three months ended June 30, 2024 was (8.7)% as compared with (6.2)% for the three months ended June 30, 2023. For the three months ended June 30, 2024, the effective tax rate in all periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for fiscal years ended before March 31, 2014, or foreign income tax examinations by tax authorities for fiscal years ended before March 31, 2014. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering some of its employees. Most employees are ineligible to participate in the plans or have ceased to accrue additional benefits under the plans based upon their service to the Company or years of service accrued under the defined benefit pension plans. Benefits under the defined benefit plans are based on years of service and, for most non-represented employees, on average compensation for certain years. It is the Company’s policy to fund at least the minimum amount required for all qualified plans, using actuarial cost methods and assumptions acceptable under applicable government regulations, by making payments into a separate trust. The Company has in the past contributed and may in the future contribute shares of its common stock to this separate trust which would reduce cash contributions required by the Company.

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

Net Periodic Benefit Plan Costs

The components of net periodic benefit expense for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended June 30,
	2024	2023
Components of net periodic benefit income:
Service cost	$43	$100
Interest cost	19,687	$20,117
Expected return on plan assets	(24,706)	$(26,252)
Amortization of prior service credits	26	$26
Amortization of net loss	8,287	$7,523
Net periodic benefit expense	$3,337	$1,514

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $2,261 and $2,234 for the three months ended June 30, 2024 and 2023, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three months ended June 30, 2024 and 2023 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2024	$(44,149)	$69	$(472,989)		$(517,069)
Other comprehensive loss before reclassifications	(6,376)	(1,645)	—		(8,021)
Amounts reclassified from AOCI	—	31	5,923	(2)	5,954
Net current period OCI	(6,376)	(1,614)	5,923		(2,067)
June 30, 2024	$(50,525)	$(1,545)	$(467,066)		$(519,136)

March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive income (loss) before reclassifications	3,704	(1,254)	—		2,450
Amounts reclassified from AOCI	—	917	5,173	(2)	6,090
Net current period OCI	3,704	(337)	5,173		8,540
June 30, 2023	$(45,502)	$880	$(501,484)		$(546,106)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended June 30, 2024
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$281,016	$—	$—	$251,981	$29,035
Intersegment sales (eliminated in consolidation)	—	—	(16)	8	8
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	40,120	—	—	47,397	(7,277)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(7,367)	—	(412)	(6,379)	(576)
Interest expense and other, net	(18,984)
Corporate expenses	(14,751)
Share-based compensation expense	(3,015)
Amortization of acquired contract liabilities	591
Non-service defined benefit expense	(1,033)
Legal contingencies loss	(7,464)
Debt extinguishment loss	(5,369)
Loss from continuing operations before income taxes	$(17,272)

Total capital expenditures	$8,172	$—	$98	$7,722	$352
Total assets	$1,492,764	—	$132,987	$1,258,638	$101,139

	Three Months Ended June 30, 2023
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$263,823	$—	$—	$227,253	$36,570
Intersegment sales (eliminated in consolidation)	—	—	(13)	—	13
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	38,921	—	—	40,814	(1,893)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(7,365)	—	(495)	(6,187)	(683)
Interest expense and other, net	(32,102)
Corporate expenses	(16,450)
Share-based compensation expense	(3,622)
Loss on sale of assets and businesses	(12,617)
Amortization of acquired contract liabilities	575
Non-service defined benefit income	820
Debt modification and extinguishment gain	3,391
Warrant remeasurement gain, net	8,001
Loss from continuing operations before income taxes	$(20,448)

Total capital expenditures	$6,401	$359	$1,832	$3,701	$509

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In July 2024, a panel of three arbitrators made a decision in an arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to responsibility for environmental remediation costs at certain formerly occupied properties that had been previously operated by Northrop. The decision indicated that TAS would be liable to reimburse Northrop for remediation costs incurred at the properties through September 2023 in the amount of approximately $11,500. The decision also indicated that TAS would be responsible for reimbursing Northrop for remediation costs at two of the facilities incurred subsequent to September 2023. Such incremental remediation costs for the period from September 2023 to June 30, 2024 are estimated to be approximately $2,000. Accordingly, TAS has accrued a total of approximately $13,464 following the decision, of which $7,464 was recognized in the three months ended June 30, 2024, and is presented within legal contingencies loss on the Company’s condensed consolidated statement of operations. The Company estimates that total future remediation costs reimbursable to Northrop could be up to approximately $38,000, and result in annual cash expenditures not likely to exceed $2,000 to $3,000 per year. In addition, TAS is a party to the environmental remediation regulatory order at one of the properties. Therefore, in accordance with ASC 410-30, Environmental obligations, the Company has accrued approximately $1,300 as management's best estimate of the total future remediation costs at this property. TAS intends to continue to vigorously defend itself in this matter, including potentially seeking to set aside the adverse decision from the arbitration panel.

Commercial Disputes and Litigation

Throughout the course of the Company’s programs, disputes with suppliers or customers have arisen and could arise in the future regarding unique contractual requirements, quality, costs or impacts to production schedules. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, results of operations, customer relationships and related transactions could be materially adversely affected.

In the ordinary course of business, the Company is involved in disputes, claims and lawsuits with employees, suppliers and customers, as well as governmental and regulatory inquiries, that it deems to be immaterial. Some may involve claims or potential claims of substantial damages, fines, penalties or injunctive relief. While the Company cannot predict the outcome of any pending or future commercial dispute, litigation or proceeding and no assurances can be given, the Company does not believe that any pending matter will have a material effect, individually or in the aggregate, on its financial position or results of operations.

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of June 30, 2024, no indemnification assets or liabilities have been recorded.

As it relates to certain divestitures, disputes have arisen or may continue to arise between the Company and the acquirer subsequent to the completion and closing of the divestiture transaction. Such disputes have included or may include amounts payable to or from the buyer for closing working capital adjustments to the purchase price as well as claims regarding alleged violations of contractual terms, representations, and warranties of the sale agreements, among other matters. The outcome of such disputes typically involve negotiations between the Company and the acquirer, but could also lead to litigation between the parties, including as disclosed further below, and the ultimate claims made by the parties against each other could be material. As of June 30, 2024, we have accrued for our estimate of probable losses associated with such disputes, but losses in excess of those currently accrued could be incurred and may be material.

The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Red Oak facility specified that representations and warranties insurance would be the sole and exclusive remedy for breach of representations and warranties except in the case of fraud. By way of further example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. The purchaser of the Stuart facility also commenced litigation against the Company on December 12, 2023, seeking additional indemnification for damages claimed to be approximately $130,000 for losses allegedly arising from the knowing breach of certain representations and warranties regarding the financial condition of TAS and the products manufactured by TAS and alleged failures to disclose known and widespread paint issues and certain supplier and production issues at the facility prior to the closing. While the Company cannot predict the outcome of any pending or future divestiture related litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that this matter will have a material effect on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a guarantor pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company typically has a right to indemnification from acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. On June 13, 2024, Boeing submitted correspondence to the Company asserting that under the terms of a guarantee agreement between Boeing and the Company (the “Guarantee Agreement”), the Company would be responsible for damages that Boeing may suffer should Qarbon Aerospace, LLC (“Qarbon”), the acquirer of the Company’s Red Oak facility, cease performance on the T7-A program, which is the subject of ongoing litigation between the Company and Qarbon. Boeing did not provide details regarding its contractual dispute with Qarbon or allege any damages incurred. As of June 30, 2024, no related indemnification assets or liabilities or guarantee liabilities have been recorded. The Company intends to vigorously defend itself against any assertion that Boeing is entitled to damages from the Company under the Guarantee Agreement, but the Company has concluded that a loss is reasonably possible. At this time, based on the early stage of this matter, the Company is unable to reasonably estimate the amount of any damages that Boeing has incurred or may claim. Separately, pursuant to the terms of the purchase agreement providing for Qarbon’s acquisition of the Red Oak facility, the Company is entitled to indemnification from Qarbon.

Also, in connection with certain divestitures, the Company has assigned lease facility agreements to the acquirers and entered into guarantee agreements with respect to the lease agreement in the event of non-performance under the lease by the assignee. The Company typically has a right to indemnification from the assignee or other third party to the transaction. On May 2, 2023, the Company received a letter from a lessor associated with one such transaction to assert the lessor’s rights against the Company as guarantor. The lease payment associated with the lease is approximately $130 per month over a lease term ending December 31, 2031, although the landlord may be barred from recovery due to its acceptance of the lessee's surrender of the premises. The Company currently estimates that a reasonably possible loss, if any, would be recoverable through indemnification and be immaterial.

In the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. As of June 30, 2024, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheet is approximately $13,502, representing its estimate of the remaining obligation before interest based on the letter received from the Fund. The Company has issued a formal challenge through arbitration on the issue of the interest rate used by the Fund when determining the Withdrawal Liability, and it is possible the Withdrawal Liability could be reduced during that process.

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

Discontinued Operations

As disclosed in Note 3, in March 2024, we completed the sale of third-party maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”) and recognized a gain in the fourth quarter of fiscal 2024. As a result of this transaction, we have classified the Product Support results of operations for all periods presented as discontinued operations and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions regarding results for the three months ended June 30, 2024 and 2023, reflect results from our continuing operations. Refer to Note 3 for further discussion of this divestiture.

Summary of Significant Financial Results

Significant financial results for the first quarter of the fiscal year ending March 31, 2025, include:

•
Net sales were $281.0 million compared with $263.8 million for the prior year period.
•
Operating income was $8.1 million compared with an operating loss of $0.6 million for the prior year period.
•
Loss from continuing operations was $18.8 million, or ($0.24), per diluted common share, compared with $21.7 million and $(0.33) per diluted common share, for the prior year period.
•
Net loss, including income from discontinued operations, was $14.1 million, or ($0.18) per diluted common share, compared with net loss, including income from discontinued operations, of $18.2 million, or ($0.27) per diluted common share, for the prior year period.
•
Backlog as of June 30, 2024 was $1.87 billion of which, we estimate that approximately $1.13 billion will be shipped by June 30, 2025.
•
We used $104.5 million of cash in operating activities for the three months ended June 30, 2024, as compared with cash used in operations of $63.7 million in the comparable prior year period.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Boeing 737

The Boeing 737 program represented approximately 12% of revenue for both the three months ended June 30, 2024 and 2023, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 78% and 88% for the three months ended June 30, 2024 and 2023, respectively. In April 2024, Boeing publicly disclosed that it had slowed the 737 program production below 38 per month to incorporate improvements to its quality management system and, in July 2024, publicly disclosed that rates were expected to increase back to 38 per month by the end of calendar year 2024.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our net (loss) income from continuing operations for the indicated periods (in thousands):

	Three Months Ended June 30,
	2024	2023
Loss from continuing operations (U.S. GAAP measure)	$(18,771)	$(21,708)
Income tax expense	1,499	1,260
Interest expense and other	18,984	32,102
Debt modification and extinguishment loss (gain)	5,369	(3,391)
Warrant remeasurement gain, net	—	(8,001)
Legal contingencies loss	7,464	—
Shareholder cooperation expenses	—	1,905
Loss on sale of assets and businesses, net	—	12,617
Share-based compensation	3,015	3,622
Amortization of acquired contract liabilities	(591)	(575)
Depreciation and amortization	7,367	7,365
Adjusted EBITDA (non-GAAP measure)	$24,336	$25,196
Non-service defined benefit loss (income) (excluding pension related charges)	1,033	(820)
Adjusted EBITDAP (non-GAAP measure)	$25,369	$24,376

Three months ended June 30, 2024, compared with three months ended June 30, 2023

	Three months ended June 30,
(In thousands)	2024	2023
Commercial OEM	$118,687	$117,102
Military OEM	61,834	65,796
Total OEM Revenue	180,521	182,898

Commercial Aftermarket	50,176	35,180
Military Aftermarket	41,133	36,923
Total Aftermarket Revenue	91,309	72,103

Non-Aviation Revenue	8,595	8,247
Amortization of acquired contract liabilities	591	575
Total Net Sales	$281,016	$263,823

Net Sales

Commercial OEM sales increased $1.6 million, or 1.4%, primarily due to increased sales volume on the Boeing 787 program which were partially offset by lower sales on Bell 429, Boeing 737 and other commercial fixed wing platforms.

Military OEM sales decreased $4.0 million, or 6.0%, primarily due to decreased sales on the V-22 program as expected.

Commercial Aftermarket sales increased $15.0 million, or 42.6%, primarily due to increased spares sales as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year.

Military aftermarket sales increased $4.2 million, or 11.4%, primarily due to increased spares sales across several platforms including CH-47 and CH-53 partially offset by decreased rotorcraft repair and overhaul sales.

Non-aviation sales were stable on steady demand.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Operating income (loss)	$8,114	$(558)
Non-service defined benefit expense (income)	1,033	(820)
Debt modification and extinguishment loss (gain)	5,369	(3,391)
Warrant remeasurement gain, net	—	(8,001)
Interest expense and other	18,984	32,102
Income tax expense	1,499	1,260
Loss from continuing operations	$(18,771)	$(21,708)

Operating Income

Consolidated gross profit margin was stable year over year at 26.3% for the three months ended June 30, 2024, as compared with 26.5% for the three months ended June 30, 2023. The increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transaction disclosed above, partially offset challenges from continued inflationary increases in labor and material costs. Operating income increased approximately $8.7 million primarily due to increased sales volume on steady margins as well as the prior year divestiture loss of $12.6 million related to the sale of our Stuart, Florida manufacturing operations, partially offset by the $7.5 million legal contingencies loss disclosed in Note 12.

Non-service Defined Benefit Expense (Income)

Non-service defined benefit expense was approximately $1.0 million a decrease of approximately $1.9 million from non-service defined benefit income in the prior year period. The decrease was primarily due to changes in actuarial assumptions and experience.

Debt Modification and Extinguishment

Debt modification and extinguishment losses were approximately $5.4 million in the three months ended June 30, 2024, as compared with debt modification and extinguishment gains of approximately $3.4 million in the prior year period. The current period extinguishment losses were the result of the redemption of $120.0 million in 2028 First Lien Notes in the three months ended June 30, 2024.

Warrant Remeasurement Gain

No warrant remeasurement gains were recognized in the three months ended June 30, 2024, because of the fiscal 2024 redemption of all outstanding warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million of redemption of long-term debt in the three months ended June 30, 2024.

Income Taxes

Income tax expense was $1.5 million for the three months ended June 30, 2024, reflecting an effective tax rate of (8.7)%. compared with (6.2)% for the three months ended June 30, 2023. The effective tax rate in both periods reflected a limitation on the recognition of tax benefits due to the full valuation allowance and tax expense primarily related to foreign operations.

Business Segment Performance — Three months ended June 30, 2024, compared with three months ended June 30, 2023

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

	Three Months Ended June 30,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
NET SALES
Systems & Support	$251,989	$227,253	10.9%	89.7%	86.1%
Interiors	29,043	36,583	(20.6)%	10.3%	13.9%
Elimination of inter-segment sales	(16)	(13)	(23.1)%	(0.0)%	(0.0)%
Total net sales	$281,016	$263,823	6.5%	100.0%	100.0%

Systems & Support:

Net sales increased $24.7 million, or 10.9%, primarily due to growth in commercial OEM and both commercial and military aftermarket sales. Commercial OEM and commercial aftermarket grew primarily due to increased volume on the Boeing 737 and 787 programs, as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year. Military aftermarket grew primarily on spares sales and repair and overhaul services for fixed wing platforms.

Interiors

Net sales decreased by $7.5 million, or 20.6%, primarily due to decreased volume on the 737 program.

	Three Months Ended June 30,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$47,397	$40,814	16.1%	18.9%	18.0%
Interiors	(7,277)	(1,893)	(284.4)%	(25.1)%	(5.2)%
Total Segment Adjusted EBITDAP	40,120	38,921	3.1%	14.3%	14.8%
Less: Unallocated Corporate EBITDAP	(14,751)	(14,545)	(1.4)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$25,369	$24,376	4.1%	9.0%	9.3%

Systems & Support

Adjusted EBITDAP increased by $6.6 million, or 16.1%, primarily due to the gross profit on increased sales volume described above. Adjusted EBITDAP as a percentage of segment sales increased due to increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transaction disclosed above. These margin benefits were partially offset by continued inflationary increases in labor and material costs.

Interiors

Adjusted EBITDAP decreased by $5.4 million, primarily due to decreased sales volume and continued inflationary increases in labor and material costs which also drove the decrease in Adjusted EBITDAP as a percentage of segment sales.

Unallocated Corporate EBITDAP

Unallocated Corporate EBITDAP consists primarily of compensation, benefits, professional services and other administrative corporate costs and were stable as compared with the prior period.

Liquidity and Capital Resources

Discontinued Operations

The accompanying condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the three months ended June 30, 2023, were immaterial.

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the three months ended June 30, 2024, we had a net cash outflow of $104.5 million from operating activities compared with a net cash outflow of $63.7 million for the three months ended

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

June 30, 2023, a decrease of $40.8 million. Cash flows were primarily driven by timing of receivables and payables, including the liquidation of approximately $15.7 million of customer advances received as of March 31, 2024, as well as increases in inventory as a result of anticipated increasing demand. Cash flows from operations are consistent with seasonal working capital needs, and we expect continued improvement in the remainder of fiscal 2025. Interest payments were approximately $2.8 million for the three months ended June 30, 2024, as compared with $0.5 million for the three months ended June 30, 2023, with the increase due to the redemption of approximately $120.0 million of long-term debt, which included settlement of accrued and unpaid interest through the redemption date of May 30, 2024.

Investing Cash Flows

Cash flows used in investing activities for the three months ended June 30, 2024, decreased $7.2 million from the three months ended June 30, 2023. Cash flows used in investing activities for the three months ended June 30, 2024, were principally related to capital expenditures of approximately $8.2 million. Cash flows used in investing activities for the three months ended June 30, 2023, included payments on the sale of assets and businesses of $6.8 million with additional investing outflows from capital expenditures of $6.4 million. We currently expect full year capital expenditures in fiscal 2025 to be in the range of $20.0 million to $25.0 million. The majority of our planned fiscal 2025 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the three months ended June 30, 2024, were $126.5 million, compared with cash flows used in financing activities for the three months ended June 30, 2023, of $2.2 million. Current period financing cash flows pertain primarily to our redemption of approximately $120.0 million of our 2028 First Lien Notes at a redemption price equal to 103.000% of the principal amount redeemed, resulting in a premium upon redemption of $3.6 million. As of June 30, 2024, we had $152.6 million of cash on hand and $50.8 million was available under our Securitization Facility after giving effect to approximately $20.8 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

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

Parent and Guarantor Summarized Financial Information	June 30,	March 31,
Summarized Balance Sheet	2024	2024
	in thousands
Assets
Due from non-guarantor subsidiaries	$9,079	$316
Current assets	541,951	721,953
Noncurrent assets	625,130	625,768
Noncurrent receivable from non-guarantor subsidiaries	68,710	78,435

Liabilities
Due to non-guarantor subsidiaries	38,281	36,721
Current liabilities	263,091	307,837
Noncurrent liabilities	1,302,964	1,429,101

		Three Months Ended
Summarized Statement of Operations		June 30, 2024
		in thousands
Net sales to non-guarantor subsidiaries		$546
Net sales to unrelated parties		263,044
Gross profit		66,662
Loss from continuing operations before income taxes		(21,736)
Net loss		(17,268)

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Except as otherwise disclosed in the condensed consolidated financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in our critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, efforts to optimize our asset base, general economic conditions affecting our business segments, severe disruptions to the economy, the financial markets, and the markets in which we compete, dependence of certain of our businesses on certain key customers, and the risk that we will not realize all of the anticipated benefits from efforts to optimize our

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

asset base, as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 31, 2024, and in our quarterly reports on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. There has been no material change in this information during the period covered by this report.

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

As of June 30, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

(b) Changes in internal control over financial reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

On December 12, 2023, a complaint was filed in the Supreme Court of the State of New York by Daher, the buyer of the Stuart facility, against TAS and the Company, alleging claims for breach of contract and fraudulent inducement of contract arising out of the sale of the Stuart facility. The Complaint alleges that TAS failed to disclose known and widespread paint issues, as well as certain supplier and production issues at the facility, which rendered certain representations and warranties about the financial condition of the Stuart facility and the products manufactured by the Stuart facility false. The Complaint seeks damages of approximately $130.0 million consisting of (a) approximately $60.0 million Daher agreed to pay Boeing for alleged non-conformities in products Daher manufactured and/or sold to Boeing after the closing; (b) approximately $30.0 million for future opportunities Daher claims to have lost; and (c) approximately $40.0 million for internal costs Daher claims to have incurred in fixing alleged non-conformities in products. The divestiture agreement relating to the sale of the Stuart facility contains an $18.75 million general cap on breaches of representations (other than certain specified representations) and a $25.0 million cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. Previously, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2.4 million payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9.2 million payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6.8 million to the buyer.

TAS and the Company dispute that they engaged in any fraudulent conduct, dispute that they breached the representations and warranties in the divestiture agreement, dispute the damages claimed (and that Daher could, in any event, recover any damages in excess of the liability caps set forth in the divestiture agreement) and intend to vigorously defend this matter. The Company believes that the likelihood of further loss is remote, and the amount of potential loss, if any, cannot be reasonably estimated at this time.

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

TAS and the Company dispute that they engaged in any fraudulent conduct, dispute that they breached the representations and warranties in the divestiture agreement (all of which expired more than two years ago under the terms of the divestiture agreement and with respect to which buyer had procured a representations and warranties insurance policy), dispute the damages claimed (and that Qarbon could, in any event, recover any damages in excess of the liability caps set forth in the divestiture agreement), dispute that unjust enrichment and partial rescission would be legally appropriate remedies, and intend to vigorously defend this matter. The Company believes that the likelihood of loss is remote, and the amount of potential loss, if any, cannot be reasonably estimated at this time.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 27, 2024, the Company identified a cybersecurity incident involving unauthorized access to certain of its information technology systems. The Company promptly took containment steps to protect its systems and data, including taking the affected systems offline, implementing business continuity plans, contacting law enforcement and commencing an investigation of the incident with the assistance of cybersecurity experts, which efforts are ongoing.

As of the date of this report, the Company has substantially restored the affected information technology systems and resumed normal operations. In addition, as of the date of this report, the Company believes that the cybersecurity incident has not had and is not reasonably likely to have a material impact on the Company’s financial condition or results or operations.

Item 6. Exhibits.

Exhibit 10.1

Amendment to Cooperation Agreement, dated as of May 1, 2024, between Triumph Group, Inc. and Vision One Management Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2024)*.

Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	August 8, 2024
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	August 8, 2024
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	August 8, 2024
Kai W. Kasiguran