Form 10-Q
period 2024-09-30
TRIUMPH GROUP INC
filed 2024-11-12
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 7, 2024, was 77,350,330.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	September 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$104,893	$392,511
Trade and other receivables, less allowance for credit losses of $5,333 and $4,773	162,217	138,272
Contract assets	84,719	74,289
Inventory, net	393,824	317,671
Prepaid expenses and other current assets	15,661	16,626
Total current assets	761,314	939,369
Property and equipment, net	148,809	144,287
Goodwill	514,976	510,687
Intangible assets, net	60,703	65,063
Other, net	25,663	26,864
Total assets	$1,511,465	$1,686,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$8,126	3,200
Accounts payable	145,566	167,349
Contract liabilities	48,055	55,858
Accrued expenses	105,876	129,855
Total current liabilities	307,623	356,262
Long-term debt, less current portion	957,620	1,074,999
Accrued pension and other postretirement benefits	269,266	283,634
Deferred income taxes	7,284	7,268
Other noncurrent liabilities	64,858	68,521
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 77,334,487 and 76,923,691 shares issued and outstanding	77	77
Capital in excess of par value	1,112,120	1,107,750
Accumulated other comprehensive loss	(509,987)	(517,069)
Accumulated deficit	(697,396)	(695,172)
Total stockholders' deficit	(95,186)	(104,414)
Total liabilities and stockholders' deficit	$1,511,465	$1,686,270

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales	$287,495	$284,678	$568,511	$548,501
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	192,891	209,865	399,968	403,770
Selling, general and administrative	51,123	42,137	100,501	92,631
Depreciation and amortization	7,487	7,314	14,854	14,679
Legal contingencies loss	—	1,338	7,464	1,338
Restructuring	3,566	1,942	5,182	1,942
(Gain) loss on sale of assets and businesses	—	(409)	—	12,208
	255,067	262,187	527,969	526,568
Operating income	32,428	22,491	40,542	21,933
Non-service defined benefit expense (income)	1,468	(820)	2,501	(1,640)
Debt modification and extinguishment (gain) loss	—	(688)	5,369	(4,079)
Warrant remeasurement gain, net	—	(544)	—	(8,545)
Interest expense and other, net	21,869	29,833	40,853	61,935
Income (loss) from continuing operations before income taxes	9,091	(5,290)	(8,181)	(25,738)
Income tax (benefit) expense	(2,776)	1,019	(1,277)	2,279
Income (loss) from continuing operations	11,867	(6,309)	(6,904)	(28,017)
Income from discontinued operations, net of tax expense of $0, $723, $338 and $1,213, respectively	—	5,013	4,680	8,558
Net income (loss)	$11,867	$(1,296)	$(2,224)	$(19,459)
Earnings (loss) per share—basic:
Earnings (loss) per share - continuing operations	$0.15	$(0.08)	$(0.09)	$(0.39)
Earnings per share - discontinued operations	—	0.06	0.06	0.12
Earnings (loss) per share	$0.15	$(0.02)	$(0.03)	$(0.27)
Weighted average common shares outstanding—basic	77,343	76,447	77,252	71,368
Earnings (loss) per share—diluted:
Earnings (loss) per share - continuing operations	$0.15	$(0.08)	$(0.09)	$(0.39)
Earnings per share - discontinued operations	—	0.06	0.06	0.12
Earnings (loss) per share	$0.15	$(0.02)	$(0.03)	$(0.27)
Weighted average common shares outstanding—diluted	77,718	76,447	77,252	71,368

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$11,867	$(1,296)	$(2,224)	$(19,459)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,309	(5,160)	(3,067)	(1,456)
Defined benefit pension plans and other postretirement benefits:
Reclassification to net income (loss) - net of tax expense
Amortization of net loss, net of taxes of $0, $0, $0 and $0, respectively	7,174	6,423	14,348	12,847
Recognized prior service credits, net of taxes of $0, $0, $0 and $0, respectively	(1,250)	(1,250)	(2,501)	(2,501)
Total defined benefit pension plans and other postretirement benefits income, net of taxes	5,924	5,173	11,847	10,346
Cash flow hedges:
Unrealized loss arising during the period, net of tax expense of $0, $0, $0 and $0, respectively	(959)	(13)	(2,604)	566
Reclassification of loss (gain) included in net earnings, net of tax expense of $0,$0, $0 and $0, respectively	875	(845)	906	(1,761)
Net unrealized loss on cash flow hedges, net of tax	(84)	(858)	(1,698)	(1,195)
Total other comprehensive income (loss)	9,149	(845)	7,082	7,695
Total comprehensive income (loss)	$21,016	$(2,141)	$4,858	$(11,764)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2024

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2024	76,923,691	$77	$1,107,750	$—	$(517,069)	$(695,172)	$(104,414)
Net loss	—	—	—	—	—	(14,091)	(14,091)
Foreign currency translation adjustment	—	—	—	—	(6,376)	—	(6,376)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,923	—	5,923
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,614)	—	(1,614)
Share-based compensation	473,076	—	3,015	—	—	—	3,015
Repurchase of restricted shares for minimum tax obligation	(158,885)	—	—	(2,132)	—	—	(2,132)
Retirement of treasury shares	—	—	(2,132)	2,132	—	—	—
Employee stock purchase plan	8,920	—	128	—	—	—	128
June 30, 2024	77,246,802	77	1,108,761	—	(519,136)	(709,263)	(119,561)
Net income	—	—	—	—	—	11,867	11,867
Foreign currency translation adjustment	—	—	—	—	3,309	—	3,309
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,924	—	5,924
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(84)	—	(84)
Share-based compensation	84,225	—	3,350	—	—	—	3,350
Repurchase of restricted shares for minimum tax obligation	(6,753)	—	—	(141)	—	—	(141)
Retirement of treasury shares	—	—	(141)	141	—	—	—
Employee stock purchase plan	10,213	—	150	—	—	—	150
September 30, 2024	77,334,487	$77	$1,112,120	$—	$(509,987)	$(697,396)	$(95,186)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended September 30, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of shares for share-based compensation minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)
Net loss	—	—	—	—	—	(1,296)	(1,296)
Foreign currency translation adjustment	—	—	—	—	(5,160)	—	(5,160)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(858)	—	(858)
Share-based compensation	127,324	—	3,677	47	—	—	3,724
Repurchase of shares for share-based compensation minimum tax obligation	(4,944)	—	—	(47)	—	—	(47)
Employee stock purchase plan	13,443	—	166	—	—	—	166
Warrant exercises, net of income taxes of $0	6,735,798	7	81,939	—	—	—	81,946
September 30, 2023	76,835,661	$77	$1,105,673	$—	$(546,951)	$(1,227,015)	$(668,216)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(2,224)	$(19,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,854	16,160
Amortization of acquired contract liability	(1,213)	(1,165)
(Gain) loss on sale of assets and businesses	(5,018)	12,208
Loss (gain) on modification and extinguishment of debt	5,369	(4,079)
Other amortization included in interest expense	2,052	2,980
Provision for credit losses	329	781
Warrants remeasurement gain	—	(8,532)
Share-based compensation	6,365	7,346
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(23,848)	22,131
Contract assets	(10,419)	(6,426)
Inventories	(75,053)	(45,394)
Prepaid expenses and other current assets	953	(1,028)
Accounts payable, accrued expenses, and contract liabilities	(46,191)	(69,795)
Accrued pension and other postretirement benefits	(2,540)	(2,386)
Other, net	(6,344)	713
Net cash used in operating activities	(142,928)	(95,945)
Investing Activities
Capital expenditures	(14,458)	(11,028)
Payments on sale of assets and businesses	(2,328)	(6,785)
Investment in joint venture	—	(1,527)
Net cash used in investing activities	(16,786)	(19,340)
Financing Activities
Proceeds from issuance of long-term debt	—	2,000
Retirement of debt and finance lease obligations	(121,594)	(19,865)
Payment of deferred financing costs	—	(1,578)
Proceeds on issuance of common stock, net of issuance costs	—	79,961
Premium on redemption of long-term debt	(3,600)	—
Repurchase of shares for share-based compensation minimum tax obligation	(2,273)	(1,282)
Net cash (used in) provided by financing activities	(127,467)	59,236
Effect of exchange rate changes on cash	(437)	(1,469)
Net change in cash and cash equivalents	(287,618)	(57,518)
Cash and cash equivalents at beginning of period	392,511	227,403
Cash and cash equivalents at end of period	$104,893	$169,885

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and six months ended September 30, 2024 and 2023, are not necessarily indicative of results that may be expected for the year ending March 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2024 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on May 31, 2024.

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. Typically, the transaction price consists solely of fixed consideration but may include variable consideration for contractual provisions such as unpriced contract modifications, claims (when a legal basis exists), cost-sharing provisions, and other receipts or payments to customers. The Company identifies and estimates variable consideration, typically at the most likely amount the Company expects to receive from its customers. Variable consideration is only included in the transaction price to the extent that the Company has determined that it is probable that a significant reversal of cumulative revenue recognized for the contract will not occur when the uncertainty associated with the variable consideration is resolved, and any excess variable consideration above such included amount is considered constrained. Consideration paid or payable to a customer is reflected as a reduction in net revenues when the amounts paid are not related to a distinct good or service at the later of when the related revenue is recognized or when the Company pays or promises to pay the consideration to the customer. The Company's contracts with customers generally require payment under normal commercial terms after delivery with payment typically required within 30 to 120 days of delivery.

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

The Company updates the estimated transaction price, including its assessment of whether an estimate of variable consideration is constrained, at the end of each reporting period to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period. Any portion of the change in transaction price that is allocated to satisfied and partially satisfied (when control transfers over time) performance obligations is recognized as revenue in the period of the transaction price change as a cumulative catch-up adjustment.

Differences in the timing of revenue recognition and contractual billing and payment terms result in the recognition of contract assets and liabilities. Refer to Note 4 for further discussion.

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 18% and 14% of total trade accounts receivable as of September 30, 2024 and March 31, 2024, respectively.

Sales to Boeing for the six months ended September 30, 2024 were $128,129, or 22.5% of net sales, of which $83,612 and $44,517 were from Systems & Support and Interiors, respectively. Sales to Boeing for the six months ended September 30, 2023, were $133,252, or 24.3% of net sales, of which $86,927 and $46,325 were from Systems & Support and Interiors, respectively.

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

At distribution, the fair value of the Warrants was $19,500. Approximately 7.7 million Warrants were exercised in the year ended March 31, 2024, resulting in total cash proceeds, net of transaction costs, of approximately $79,961 and $8,532 of warrants remeasurement gain was recognized in the six months ended September 30, 2023. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June 16, 2023, notice of redemption.

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

Supplemental Cash Flow Information

For the six months ended September 30, 2024 and 2023 the Company paid $9,070 and $1,699, respectively for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and certain transaction expenses. This transaction closed on March 1, 2024, and the Company recognized a gain of approximately $548,250, net of transaction costs and certain other purchase price adjustments. In July 2024, the Company finalized certain purchase price adjustments principally related to the transferred working capital of the divested operations and recognized a gain of approximately $5,018 in the six months ended September 30, 2024. The gain is included within discontinued operations on the accompanying condensed consolidated statement of operations.

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

The following table shows the results of Product Support within discontinued operations for the three and six months ended September 30, 2023. Income from discontinued operations in the six months ended September 30, 2024 pertains to the purchase price adjustments described above.

	Three Months Ended	Six Months Ended
	September 30, 2023	September 30, 2023
Major line items constituting pretax income of discontinued operations
Net sales	$69,383	$132,705
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	51,527	98,357
Selling, general and administrative	5,341	10,498
Depreciation and amortization	728	1,481
	57,596	110,336
Operating income	11,787	22,369
Interest expense and other, net	6,051	12,598
Income from discontinued operations before income taxes	5,736	9,771
Income tax expense	723	1,213
Income from discontinued operations	$5,013	$8,558

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt,

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $5,714 and $11,984 in the three and six months ended September 30, 2023, respectively .

The accompanying condensed consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the six months ended September 30, 2023 were immaterial.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Systems & Support
Satisfied over time	$69,590	$77,874	$141,897	$157,670
Satisfied at a point in time	179,742	170,921	358,824	317,803
Revenue from contracts with customers	249,332	248,795	500,721	475,473
Amortization of acquired contract liabilities	622	590	1,213	1,165
Total Systems & Support revenue	249,954	249,385	501,934	476,638

Interiors
Satisfied over time	$29,698	$29,716	$53,209	$60,645
Satisfied at a point in time	7,843	5,577	13,368	11,218
Revenue from contracts with customers	37,541	35,293	66,577	71,863
Total Interiors revenue	37,541	35,293	66,577	71,863
Total revenue	$287,495	$284,678	$568,511	$548,501

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Systems & Support
OEM Commercial	$82,799	$95,493	$174,293	$176,937
OEM Military	64,045	61,058	125,820	126,854
MRO Commercial	48,932	39,728	97,438	74,204
MRO Military	43,766	43,558	84,899	80,476
Non-aviation	9,790	8,958	18,271	17,002
Revenue from contracts with customers	249,332	248,795	500,721	475,473
Amortization of acquired contract liabilities	622	590	1,213	1,165
Total Systems & Support revenue	$249,954	$249,385	$501,934	476,638

Interiors
OEM Commercial	$36,144	$35,082	$63,337	70,740
MRO Commercial	1,219	—	2,889	704
Non-aviation	178	211	351	419
Revenue from contracts with customers	37,541	35,293	66,577	71,863
Total Interiors revenue	37,541	35,293	66,577	71,863
Total revenue	$287,495	$284,678	$568,511	548,501

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three and six months ended September 30, 2024 and 2023, credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. When contract modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation and are recognized prospectively. Contract modifications that are for goods or services that are not distinct from the existing contract due to the significant integration with the original good or service provided are accounted for as if they were part of that existing contract. For such contracts, the effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligations is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When contract modifications do not include additional performance obligations but the remaining goods and services are distinct from those already provided, the Company treats the modification as the termination of the existing contract and the creation of a new contract, and the total remaining transaction price is allocated to the remaining performance obligations using the relative stand-alone selling price as of the date of the modification and is recognized prospectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	September 30, 2024	March 31, 2024	Change
Contract assets	$84,719	$74,289	$10,430
Contract liabilities	(57,555)	(65,358)	7,803
Net contract asset	$27,164	$8,931	$18,233

The change in contract assets is the result of revenue recognized in excess of amounts billed during the six months ended September 30, 2024. The change in contract liabilities is the result of revenue recognized in excess of receipt of additional customer advances during the six months ended September 30, 2024. For the six months ended September 30, 2024, the Company recognized $20,459 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of September 30, 2024, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,617,322	$1,021,243	$569,662	$25,876	$541

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

	September 30,	March 31,
	2024	2024
Raw materials	$38,157	$25,224
Work-in-process, including manufactured and purchased components	339,206	277,471
Finished goods	16,461	14,976
Total inventories	$393,824	$317,671

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	March 31,
	2024	2024
Finance leases	$17,916	$14,008
Senior secured first lien notes due 2028	958,890	1,078,890
Other notes	1,823	1,900
Less: debt issuance costs	(12,883)	(16,599)
	965,746	1,078,199
Less: current portion	8,126	3,200
	$957,620	$1,074,999

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

As of September 30, 2024, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At September 30, 2024, there were $0 in borrowings and $20,804 in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies. In October 2024, the Company drew $20,000 in borrowings under the Securitization Facility. The Securitization Facility expires in December 2025.

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

In May 2024, the Company redeemed an additional $120,000 of its 2028 First Lien Notes at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. This redemption resulted in a debt extinguishment loss of approximately $5,369 in the six months ended September 30, 2024.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying condensed consolidated financial statements are as follows:

September 30, 2024		March 31, 2024
Carrying Value	Fair Value	Carrying Value	Fair Value
$965,746	$1,027,437	$1,078,199	$1,154,245

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the six months ended September 30, 2024 and 2023, amounted to $46,391 and $74,218, respectively.

7. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings per share is based on income (loss) from continuing operations, income from discontinued operations, or net income (loss) divided by the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding restricted stock units and, in prior year periods, outstanding warrants) and is based on income (loss) from continuing operations, income from discontinued operations, or net income (loss) divided by the diluted weighted average number of common shares considered outstanding during the periods. The Company applies the treasury stock method when calculating diluted earnings per share. The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	(in thousands)
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	77,343	76,447	77,252	71,368
Dilutive potential common shares	375	—	—	—
Weighted average common shares outstanding - diluted	77,718	76,447	77,252	71,368

(1) For the six months ended September 30, 2024, approximately 1,983 shares associated with outstanding restricted stock unit awards were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive due to the loss from continuing operations in the period. For the three and six months ended September 30, 2023, approximately 2,204 shares, associated with outstanding restricted stock unit awards were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive due to the loss from continuing operations in each period.

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

As of September 30, 2024 and March 31, 2024, the total amount of unrecognized tax benefits was $12,453 and $12,281, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of September 30, 2024, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2025 and future periods.

The effective income tax rate for the three months ended September 30, 2024 was (30.5)% as compared with (19.3)% for the three months ended September 30, 2023. The effective income tax rate for the six months ended September 30, 2024, was 15.6% as compared with (8.9)% for the six months ended September 30, 2023.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Net Periodic Benefit Plan Costs

The components of net periodic benefit expense for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit income:
Service cost	$43	$100	$85	$200
Interest cost	19,687	$20,117	39,375	40,234
Expected return on plan assets	(24,706)	$(26,252)	(49,413)	(52,504)
Amortization of prior service credits	26	$26	51	51
Amortization of net loss	8,287	$7,523	16,575	15,046
Net periodic benefit expense	$3,337	$1,514	$6,673	$3,027

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $4,522 and $4,467 for the six months ended September 30, 2024 and 2023, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and six months ended September 30, 2024 and 2023 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
June 30, 2024	$(50,525)	$(1,545)	$(467,066)		$(519,136)
Other comprehensive loss before reclassifications	3,309	(959)	—		2,350
Amounts reclassified from AOCI	—	875	5,924	(2)	6,799
Net current period OCI	3,309	(84)	5,924		9,149
September 30, 2024	$(47,216)	$(1,629)	$(461,142)		$(509,987)

June 30, 2023	$(45,502)	$880	$(501,484)		$(546,106)
Other comprehensive income (loss) before reclassifications	(5,160)	(13)	—		(5,173)
Amounts reclassified from AOCI	—	(845)	5,173	(2)	4,328
Net current period OCI	(5,160)	(858)	5,173		(845)
September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)

March 31, 2024	$(44,149)	$69	$(472,989)		$(517,069)
Other comprehensive (loss) income before reclassifications	(3,067)	(2,604)	—		(5,671)
Amounts reclassified from AOCI	—	906	11,847	(2)	12,753
Net current period OCI	(3,067)	(1,698)	11,847		7,082
September 30, 2024	$(47,216)	$(1,629)	$(461,142)		$(509,987)

March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive income before reclassifications	(1,456)	566	—		(890)
Amounts reclassified from AOCI	—	(1,761)	10,346	(2)	8,585
Net current period OCI	(1,456)	(1,195)	10,346		7,695
September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended September 30, 2024
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$287,495	$—	$—	$249,954	$37,541
Intersegment sales (eliminated in consolidation)	—	—	(3)	—	3
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	56,714	—	—	54,823	1,891

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(7,487)	—	(578)	(6,385)	(524)
Interest expense and other, net	(21,869)
Corporate expenses	(14,071)
Share-based compensation expense	(3,350)
Amortization of acquired contract liabilities	622
Non-service defined benefit expense	(1,468)
Income from continuing operations before income taxes	$9,091

Total capital expenditures	$6,286	$—	$558	$5,624	$104
Total assets	$1,511,465	$—	$85,680	$1,309,907	$115,878

	Three Months Ended September 30, 2023
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$284,678	$—	$—	$249,385	$35,293
Intersegment sales (eliminated in consolidation)	—	—	(411)	411	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	45,783	—	—	48,487	(2,704)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(7,314)	—	(445)	(6,225)	(644)
Interest expense and other, net	(29,833)
Corporate expenses	(11,915)
Share-based compensation expense	(3,724)
Gain on sale of assets and businesses	409
Amortization of acquired contract liabilities	590
Non-service defined benefit income	820
Legal contingencies loss	(1,338)
Debt modification and extinguishment gain	688
Warrant remeasurement gain, net	544
Loss from continuing operations before income taxes	$(5,290)

Total capital expenditures	$4,627	$465	$105	$3,506	$551

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Six Months Ended September 30, 2024
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$568,511	$—	$—	$501,934	$66,577
Intersegment sales (eliminated in consolidation)	—	—	(19)	8	11
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	96,834	—	—	102,220	(5,386)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(14,854)	—	(990)	(12,764)	(1,100)
Interest expense and other, net	(40,853)
Corporate expenses	(28,822)
Share-based compensation expense	(6,365)
Amortization of acquired contract liabilities	1,213
Non-service defined benefit loss	(2,501)
Legal contingencies loss	(7,464)
Debt extinguishment loss	(5,369)
Loss from continuing operations before income taxes	$(8,181)

Total capital expenditures	$14,458	$—	$656	$13,346	$456

	Six Months Ended September 30, 2023
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$548,501	$—	$—	$476,638	$71,863
Intersegment sales (eliminated in consolidation)	—	—	(503)	490	13
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	84,704	—	—	89,301	(4,597)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(14,679)	—	(940)	(12,412)	(1,327)
Interest expense and other, net	(61,935)
Corporate expenses	(28,365)
Share-based compensation expense	(7,346)
Loss on sale of assets and businesses	(12,208)
Amortization of acquired contract liabilities	1,165
Non-service defined benefit income	1,640
Legal contingencies loss	(1,338)
Debt modification and extinguishment gain	4,079
Warrant remeasurement gain, net	8,545
Loss from continuing operations before income taxes	$(25,738)

Total capital expenditures	$11,028	$824	$1,937	$7,208	$1,059

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In July 2024, a panel of three arbitrators made a decision in an arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to responsibility for environmental remediation costs at certain formerly occupied properties that had been previously operated by Northrop. The decision indicated that TAS would be liable to reimburse Northrop for remediation costs incurred at the properties through September 2023 in the amount of approximately $11,500. The decision also indicated that TAS would be responsible for reimbursing Northrop for remediation costs at two of the facilities incurred subsequent to September 2023. Such incremental remediation costs for the period from September 2023 to June 30, 2024 are estimated to be approximately $2,000, and estimated incremental remediation costs for the three months ended September 30, 2024, are immaterial. Accordingly, TAS has accrued a total of approximately $13,464 following the decision, of which $7,464 was recognized in the six months ended September 30, 2024, and is presented within legal contingencies loss on the Company’s condensed consolidated statement of operations. The Company estimates that total future remediation costs reimbursable to Northrop could be up to approximately $38,000, and result in annual cash expenditures not likely to exceed $2,000 to $3,000 per year. In addition, TAS is a party to the environmental remediation regulatory order at one of the properties. Therefore, in accordance with ASC 410-30, Environmental obligations, the Company has accrued approximately $1,300 as management's best estimate of the total future remediation costs at this property. TAS intends to continue to vigorously defend itself in this matter and has filed a motion to seek to set aside the adverse decision from the arbitration panel.

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of September 30, 2024, no indemnification assets or liabilities have been recorded.

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

The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Red Oak facility specified that representations and warranties insurance would be the sole and exclusive remedy for breach of representations and warranties except in the case of fraud. By way of further example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. The purchaser of the Stuart facility also commenced litigation against the Company on December 12, 2023, seeking additional indemnification for damages claimed to be approximately $130,000 for losses allegedly arising from the knowing breach of certain representations and warranties regarding the financial condition of TAS and the products manufactured by TAS and alleged failures to disclose known and widespread paint issues and certain supplier and production issues at the facility prior to the closing. While the Company cannot predict the outcome of any pending or future divestiture related litigation, proceeding, or claim and no assurances can be given, the Company intends to vigorously defend claims brought against it and does not believe that this matter or others will have a material effect on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a guarantor pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company typically has a right to indemnification from acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. On June 13, 2024, Boeing submitted correspondence to the Company asserting that under the terms of a guarantee agreement between Boeing and the Company (the “Guarantee Agreement”), the Company would be responsible for damages that Boeing may suffer from any production disruption caused by Qarbon Aerospace, LLC (“Qarbon”), the acquirer of the Company’s Red Oak facility, on the T7-A program, which is the subject of ongoing litigation between the Company and Qarbon. Boeing has provided certain details regarding its contractual dispute with Qarbon, but has not alleged any damages incurred. As of September 30, 2024, no related indemnification assets or liabilities or guarantee liabilities have been recorded. The Company intends to vigorously defend itself against any assertion that Boeing is entitled to damages from the Company under the Guarantee Agreement, but the Company has concluded that a loss is reasonably possible. At this time, based on the early stage of this matter, the Company is unable to reasonably estimate the amount of any damages that Boeing has incurred or may claim. Separately, pursuant to the terms of the purchase agreement providing for Qarbon’s acquisition of the Red Oak facility, the Company is entitled to indemnification from Qarbon.

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

In the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. As of September 30, 2024, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheet is approximately $13,528, representing its estimate of the remaining obligation before interest based on the letter received from the Fund. The Company has issued a formal challenge through arbitration on the issue of the interest rate used by the Fund when determining the Withdrawal Liability, and it is possible the Withdrawal Liability could be reduced during that process.

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

Discontinued Operations

As disclosed in Note 3, in March 2024, we completed the sale of third-party maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”) and recognized a gain in the fourth quarter of fiscal 2024. As a result of this transaction, we have classified the Product Support results of operations for all periods presented as discontinued operations and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions regarding results for the three and six months ended September 30, 2024 and 2023, reflect results from our continuing operations. Refer to Note 3 for further discussion of this divestiture.

Summary of Significant Financial Results

Significant financial results for the second quarter of the fiscal year ending March 31, 2025, include:

•
Net sales were $287.5 million compared with $284.7 million for the prior year period.
•
Operating income was $32.4 million compared with $22.5 million for the prior year period.
•
Income from continuing operations was $9.1 million, or $0.15, per diluted common share, compared with loss from continuing operations of $5.3 million and $(0.08) per diluted common share, for the prior year period.
•
Net income was $11.9 million, or $0.15 per diluted common share, compared with net loss, including prior year period income from discontinued operations, of $1.3 million, or ($0.02) per diluted common share, for the prior year period.
•
Backlog as of September 30, 2024 was $1.90 billion of which we estimate that approximately $1.20 billion will be shipped by September 30, 2025.
•
We used $142.9 million of cash in operating activities for the six months ended September 30, 2024, as compared with cash used in operations of $95.9 million in the comparable prior year period.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Boeing 737

The Boeing 737 program represented approximately 10% of revenue for the six months ended September 30, 2024, compared with 13% for the six months ended September 30, 2023 inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 73% and 88% for the six months ended September 30, 2024 and 2023, respectively. In October 2024, Boeing publicly disclosed that the timing of 737 production rate recovery was uncertain but that expectations remained for an eventual return to 38 per month. With the November 4, 2024, resolution of the strike by Boeing employees represented by the International Association of Machinists and Aerospace Workers at the Boeing facility that produces the 737, we do not expect the impact of the work stoppage to be material to our results of operations or financial condition.

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

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earning releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our income (loss) from continuing operations before interest and gains or losses on debt modification and extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customer related to divestitures, legal contingency losses (including legal judgments and settlements), gains/loss on divestitures, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), other non-recurring impairments, and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

We view Adjusted EBITDA and Adjusted EBITDAP as operating performance measures and, as such, we believe that the U.S. GAAP financial measure most directly comparable to such measures is income (loss) from continuing operations. In calculating Adjusted EBITDA and Adjusted EBITDAP, we exclude from income (loss) from continuing operations the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our continuing business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. Adjusted EBITDA and Adjusted EBITDAP are not measurements of financial performance under U.S. GAAP and should not be considered as a measure of liquidity, as an alternative to income (loss) from continuing operations, or as an indicator of any other measure of performance derived in accordance with U.S. GAAP. Investors and potential investors in our securities should not rely on Adjusted EBITDA or Adjusted EBITDAP as a substitute for any U.S. GAAP financial measure, including income (loss) from continuing operations. In addition, we urge investors and potential investors in our securities to carefully review the reconciliation of Adjusted EBITDA and Adjusted EBITDAP to income (loss) from continuing operations set forth below, in our earnings releases, and in other filings with the SEC and to carefully review the U.S. GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the U.S. GAAP financial information with our Adjusted EBITDA and Adjusted EBITDAP.

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income (loss) from continuing operations has included significant charges for

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

Set forth below are descriptions of the financial items that have been excluded from our income (loss) from continuing operations to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with income (loss) from continuing operations:

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our income (loss) from continuing operations for the indicated periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations (U.S. GAAP measure)	$11,867	$(6,309)	$(6,904)	$(28,017)
Income tax (benefit) expense	(2,776)	1,019	(1,277)	2,279
Interest expense and other	21,869	29,833	40,853	61,935
Debt modification and extinguishment loss (gain)	—	(688)	5,369	(4,079)
Warrant remeasurement gain, net	—	(544)	—	(8,545)
Legal contingencies loss	—	1,338	7,464	1,338
Shareholder cooperation expenses	—	—	—	1,905
Loss on sale of assets and businesses, net	—	(409)	—	12,208
Share-based compensation	3,350	3,724	6,365	7,346
Amortization of acquired contract liabilities	(622)	(590)	(1,213)	(1,165)
Depreciation and amortization	7,487	7,314	14,854	14,679
Adjusted EBITDA (non-GAAP measure)	$41,175	$34,688	$65,511	$59,884
Non-service defined benefit loss (income) (excluding pension related charges)	1,468	(820)	2,501	(1,640)
Adjusted EBITDAP (non-GAAP measure)	$42,643	$33,868	$68,012	$58,244

Three months ended September 30, 2024, compared with three months ended September 30, 2023

	Three months ended September 30,
(In thousands)	2024	2023
Commercial OEM	$118,943	$130,575
Military OEM	64,045	61,058
Total OEM Revenue	182,988	191,633

Commercial Aftermarket	50,151	39,728
Military Aftermarket	43,766	43,558
Total Aftermarket Revenue	93,917	83,286

Non-Aviation Revenue	9,968	9,169
Amortization of acquired contract liabilities	622	590
Total Net Sales	$287,495	$284,678

Net Sales

Commercial OEM sales decreased $11.6 million, or 8.9%, primarily due to decreased sales volume on the Boeing 737, 767, and 777 programs which were partially offset by increased sales on the Boeing 787 program and a favorable settlement in Interiors for deliveries occurring between July 1, 2024 and September 30, 2024 across multiple programs. We expect this Interiors agreement will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

Military OEM sales increased $3.0 million, or 4.9%, as increased sales volume on CH-47 and AH-64 helped to offset expected decreases sales on the V-22 program.

Commercial Aftermarket sales increased $10.4 million, or 26.2%, primarily due to a combination of increased spares and repairs sales volume across several platforms including the Boeing 787 program.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Military aftermarket sales increased $0.2 million, or 0.5%, as increased repairs volume on the CH-47 platform and a spare parts intellectual property transaction of approximately $5.0 million in the current year period were partially offset by decreased rotorcraft repair and overhaul sales on the V-22 program.

Non-aviation sales were stable on steady demand.

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Operating income	$32,428	$22,491
Non-service defined benefit expense (income)	1,468	(820)
Debt modification and extinguishment gain	—	(688)
Warrant remeasurement gain, net	—	(544)
Interest expense and other	21,869	29,833
Income tax (benefit) expense	(2,776)	1,019
Income (loss) from continuing operations	$11,867	$(6,309)

Operating Income

Consolidated gross profit margin increased year over year to 32.9% for the three months ended September 30, 2024, from 26.3% for the three months ended September 30, 2023. The margin benefits from the increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transaction disclosed above, and the favorable settlement in Interiors were partially offset by decreased OEM volume and continued inflationary increases in labor and material costs. Operating income increased approximately $9.9 million due to the increased margins.

Non-service Defined Benefit Expense (Income)

Non-service defined benefit expense was approximately $1.5 million, a decrease of approximately $2.3 million from non-service defined benefit income in the prior year period. The decrease was primarily due to changes in actuarial assumptions and experience.

Debt Modification and Extinguishment

No debt extinguishment gains occurred in the three months ended September 30, 2024. Debt extinguishment gains of $0.7 million for the three months ended September 30, 2023, were the result of the repurchase of our debt on the open market.

Warrant Remeasurement Gain

No warrant remeasurement gains were recognized in the three months ended September 30, 2024, because of the fiscal 2024 redemption of all outstanding Warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million of redemption of long-term debt in the first quarter of fiscal 2025.

Income Taxes

Income tax benefit was $2.8 million for the three months ended September 30, 2024, reflecting an effective tax rate of (30.5)%. compared with (19.3)% for the three months ended September 30, 2023.

Business Segment Performance — Three months ended September 30, 2024, compared with three months ended September 30, 2023

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

	Three Months Ended September 30,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
NET SALES
Systems & Support	$249,954	$249,796	0.1%	86.9%	87.8%
Interiors	37,544	35,293	6.4%	13.1%	12.4%
Elimination of inter-segment sales	(3)	(411)	99.3%	(0.0)%	(0.2)%
Total net sales	$287,495	$284,678	1.0%	100.0%	100.0%

Systems & Support:

Net sales were stable as strong aftermarket spares volume on Boeing commercial platforms and a military spare parts intellectual property transaction of approximately $5.0 million offset decreased OEM sales volume on the Boeing 737 program.

Interiors

Net sales increased by $2.2 million, or 6.4%, due to a favorable settlement for deliveries occurring between July 1, 2024 and September 30, 2024 across multiple programs which was partially offset by reduced volume on lower production. We expect this agreement will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

	Three Months Ended September 30,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$54,823	$48,487	13.1%	22.0%	19.5%
Interiors	1,891	(2,704)	169.9%	5.0%	(7.7)%
Total Segment Adjusted EBITDAP	56,714	45,783	23.9%	19.8%	16.1%
Less: Unallocated Corporate EBITDAP	(14,071)	(11,915)	(18.1)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$42,643	$33,868	25.9%	14.9%	11.9%

Systems & Support

Adjusted EBITDAP increased by $6.3 million, or 13.1%, primarily due to increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transaction disclosed above. These margin benefits were partially offset by continued inflationary increases in labor and material costs.

Interiors

Adjusted EBITDAP increased by $4.6 million due to the favorable settlement which was partially offset by decreased volume and continued inflationary increases in labor and material costs. The settlement also drove the increase in Adjusted EBITDAP as a percentage of sales.

Unallocated Corporate EBITDAP

Unallocated Corporate EBITDAP consists primarily of compensation, benefits, professional services and other administrative corporate costs and increased by approximately $2.2 million primarily due to increased third-party consulting costs.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Six months ended September 30, 2024, compared with six months ended September 30, 2023

	Six Months Ended September 30,
(In thousands)	2024	2023
Commercial OEM	$237,630	$247,677
Military OEM	125,820	126,854
Total OEM Revenue	363,450	374,531

Commercial Aftermarket	100,327	74,908
Military Aftermarket	84,899	80,476
Total Aftermarket Revenue	185,226	155,384

Non-Aviation Revenue	18,622	17,421
Amortization of acquired contract liabilities	1,213	1,165
Total Net Sales	$568,511	$548,501

Net Sales

Commercial OEM sales decreased $10.0 million, or 4.1% primarily due to decreased sales volume on the Boeing 737 program and other commercial fixed wing platforms which were partially offset by increased sales on the Boeing 787 program, increased business jets volume, and a favorable settlement in Interiors for deliveries occurring between July 1, 2024 and September 30, 2024 across multiple programs. We expect this Interiors agreement will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs

Military OEM sales decreased $1.0 million, or 0.8%, primarily due to decreased sales on the V-22 program, as expected, which were partially offset by increased sales on UH-60, CH-47, and the F-18 platforms.

Commercial Aftermarket sales increased $25.4 million, or 33.9% primarily due to increased spares sales on Boeing commercial platforms as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year. Repairs sales volume also increased primarily on widebody platforms.

Military aftermarket sales increased $4.4 million, or 5.5%, primarily due to increased spares sales across several platforms including CH-47 and CH-53 and a military spare parts intellectual property transaction of approximately $5.0 million partially offset by decreased rotorcraft repair and overhaul sales.

Non-aviation sales increased by $1.2 million on increased demand.

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Operating income	$40,542	$21,933
Non-service defined benefit expense (income)	2,501	(1,640)
Debt modification and extinguishment loss (gain)	5,369	(4,079)
Warrant remeasurement gain, net	—	(8,545)
Interest expense and other	40,853	61,935
Income tax (benefit) expense	(1,277)	2,279
Loss from continuing operations	$(6,904)	$(28,017)

Operating Income

Consolidated gross profit margin was increased year over year to 29.6% for the six months ended September 30, 2024, from 26.4% for the six months ended September 30, 2023. The increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transactions disclosed above, and the favorable settlement in Interiors offset challenges from continued inflationary increases in labor and material costs and lower production rates on the Boeing 737. Operating income increased approximately $18.6 million primarily due to the increased margins as well as the prior year divestiture loss of $12.6 million related to the sale of our Stuart, Florida manufacturing operations, partially offset by the $7.5 million legal contingencies loss disclosed in Note 12.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Non-service Defined Benefit Expense (Income)

Non-service defined benefit expense was approximately $2.5 million, a decrease of approximately $4.1 million from non-service defined benefit income in the prior year period. The decrease was primarily due to changes in actuarial assumptions and experience.

Debt Modification and Extinguishment

Debt modification and extinguishment losses were approximately $5.4 million in the six months ended September 30, 2024, as compared with debt modification and extinguishment gains of approximately $4.1 million in the prior year period. The current period extinguishment losses were the result of the redemption of $120.0 million in 2028 First Lien Notes in the three months ended June 30, 2024.

Warrant Remeasurement Gain

No warrant remeasurement gains were recognized in the six months ended September 30, 2024, because of the fiscal 2024 redemption of all outstanding Warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million of redemption of long-term debt in the first quarter of fiscal 2025.

Income Taxes

Income tax benefit was $1.3 million for the six months ended September 30, 2024, reflecting an effective tax rate of 15.6%. compared with (8.9)% for the six months ended September 30, 2023.

Business Segment Performance — Six months ended September 30, 2024, compared with six months ended September 30, 2023

	Six Months Ended September 30,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
Net sales
Systems & Support	$501,942	$477,128	5.2%	88.3%	87.0%
Interiors	66,588	71,876	(7.4)%	11.7%	13.1%
Elimination of inter-segment sales	(19)	(503)	96.2%	(0.0)%	(0.1)%
Total net sales	$568,511	$548,501	3.7%	100.0%	100.0%

Systems & Support:

Net sales increased $24.8 million, or 5.2%, due to growth in commercial and military aftermarket sales. Commercial aftermarket grew primarily due to increased spares sales on Boeing commercial platforms as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year. Commercial repair and overhaul sales volume also increased primarily on widebody platforms. Military aftermarket grew primarily on spares sales as well as a spare parts intellectual property transaction of approximately $5.0 million in the current year. These increases were were partially offset by reduced repair and overhaul sales on the V-22 and UH-60 platforms. Commercial OEM sales decreased modestly as reduced sales on the Boeing 737 program were partially offset by increased volumes on the 787 program.

Interiors

Net sales decreased by $5.3 million, or 7.4%, as reduced volume on the 737 program was partially offset by increased sales volume on the Boeing 787 program and a favorable settlement for deliveries occurring between July 1, 2024 and September 30, 2024 across multiple programs. We expect this agreement will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Six Months Ended September 30,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$102,220	$89,301	14.5%	20.4%	18.8%
Interiors	(5,386)	(4,597)	(17.2)%	(8.1)%	(6.4)%
Total Segment Adjusted EBITDAP	96,834	84,704	14.3%	17.1%	15.5%
Less: Unallocated Corporate EBITDAP	(28,822)	(26,460)	(8.9)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$68,012	$58,244	16.8%	12.0%	10.6%

Systems & Support

Adjusted EBITDAP increased by $12.9 million, or 14.5%, primarily due to the increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transactions disclosed above. These margin benefits were partially offset by reduced commercial OEM volumes and continued inflationary increases in labor and material costs.

Interiors

Adjusted EBITDAP decreased by $0.8 million, primarily due to decreased sales volume and continued inflationary increases in labor and material costs which were partially offset by the favorable settlement disclosed above. These factors also drove the decrease in Adjusted EBITDAP as a percentage of segment sales.

Unallocated Corporate EBITDAP

Unallocated Corporate EBITDAP increased primarily due to increased third-party consulting costs.

Liquidity and Capital Resources

Discontinued Operations

The accompanying condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the six months ended September 30, 2023, were immaterial.

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the six months ended September 30, 2024, we had a net cash outflow of $142.9 million from operating activities compared with a net cash outflow of $95.9 million for the six months ended September 30, 2023, a decrease of $47.0 million. Cash flows were primarily driven by timing of receivables and payables, including the liquidation of approximately $20.5 million of customer advances received as of March 31, 2024, as well as increases in inventory as a result of anticipated increasing demand and supply chain challenges which we expect to improve in the second half of fiscal 2025. Cash flows from operations are consistent with seasonal working capital needs, and we expect continued improvement in the remainder of fiscal 2025. Interest payments were approximately $46.4 million for the six months ended September 30, 2024, as compared with $74.2 million for the six months ended September 30, 2023, with the decrease due to lower debt levels.

Investing Cash Flows

Cash flows used in investing activities for the six months ended September 30, 2024, decreased $2.6 million from the six months ended September 30, 2023. Cash flows used in investing activities for the six months ended September 30, 2024, were principally related to capital expenditures of approximately $14.5 million. Cash flows used in investing activities for the six months ended September 30, 2023, included payments on the sale of assets and businesses of $6.8 million with additional investing outflows from capital expenditures of $11.0 million. We currently expect full year capital expenditures in fiscal 2025 to be in the range of $20.0 million to $25.0 million. The majority of our planned fiscal 2025 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the six months ended September 30, 2024, were $127.5 million, compared with cash flows provided by financing activities for the six months ended September 30, 2023, of $59.2 million. Current period financing cash flows pertain primarily to our redemption of approximately $120.0 million of our 2028 First Lien Notes at a redemption price equal to 103.000% of the principal amount redeemed, resulting in a premium upon redemption of $3.6 million. We may from time to time pursue other redemptions or repurchases, but we cannot make assurances of if or when any such activity may take place, or the terms thereof. As of September 30, 2024, we had $104.9 million of cash on hand and $43.6 million was available under our Securitization Facility after giving effect to approximately $20.8 million in outstanding letters of credit, all of which were accruing

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

interest at 0.125% per annum, and the current outstanding balance. In October 2024, the Company drew $20,000 in borrowings under the Securitization Facility.

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

Pursuant to the documentation governing the 2028 First Lien Notes, we may redeem some or all of the 2028 First Lien Notes prior to their stated maturities, subject to certain limitations set forth in the indenture governing the 2028 First Lien Notes and, in certain cases, subject to significant prepayment premiums. We are obligated to offer to repurchase the 2028 First Lien Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase as a result of certain change-of-control events and a sale of all or substantially all of our assets. These restrictions and prohibitions are subject to certain qualifications and exceptions.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Parent and Guarantor Summarized Financial Information	September 30,	March 31,
Summarized Balance Sheet	2024	2024
	in thousands
Assets
Due from non-guarantor subsidiaries	$8,222	$316
Current assets	540,615	721,953
Noncurrent assets	629,261	625,768
Noncurrent receivable from non-guarantor subsidiaries	76,471	78,435

Liabilities
Due to non-guarantor subsidiaries	32,279	36,721
Current liabilities	264,625	307,837
Noncurrent liabilities	1,292,515	1,429,101

		Six Months Ended
Summarized Statement of Operations		September 30, 2024
		in thousands
Net sales to non-guarantor subsidiaries		$891
Net sales to unrelated parties		528,858
Gross profit		152,439
Loss from continuing operations before income taxes		(17,761)
Net loss		(9,175)

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

As of September 30, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2024, the Human Capital and Compensation Committee of the Board of Directors of Triumph Group, Inc. (the “Company”) authorized entry into a retention agreement with each of the following named executive officers of the Company: (i) James F. McCabe, the Company’s Senior Vice President and Chief Financial Officer, (ii) Jennifer H. Allen, the Company’s Senior Vice President, Chief Administrative Officer, General Counsel, and Secretary, (iii) Thomas A. Quigley, III, the Company’s Vice President, Investor Relations, Mergers and Acquisitions, and Treasurer and (iv) Kai W. Kasiguran, the Company’s Vice President and Controller (the “Participants”).

These retention awards are intended to incentivize the continued service of highly qualified executives during a period in which it is critical for the Company to meet its strategic and financial objectives. Each Participant’s retention award equals to one times the Participant’s base salary. Under the retention agreement, 50% of the retention award will vest and become payable nine (9) months following the grant date and the remaining 50% of the retention award will vest and become payable eighteen (18) months following the grant date, in each case, generally subject to the Participant’s continued employment with the Company through the applicable vesting date. Upon vesting, the retention awards may be settled in cash or in common stock of the Company, at the sole discretion of the Company.

The foregoing description of the retention agreements is only a summary and is qualified in its entirety by reference to the form of retention agreement. The Company intends to file a copy of the form of retention agreement as an exhibit to the Company’s next regularly scheduled quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2024.

Item 6. Exhibits.

Exhibit 10.1#	Employment Agreement, by and between Triumph Group, Inc. and Jennifer H. Allen, dated as of May 30, 2023.
Exhibit 10.2#	Employment Agreement, by and between Triumph Group, Inc. and Kai W. Kasiguran, dated as of May 30, 2023.
Exhibit 10.3#	Employment Agreement, by and between Triumph Group, Inc. and James F. McCabe, dated as of May 30, 2023.
Exhibit 10.4#	Employment Agreement, by and between Triumph Group, Inc. and Thomas A. Quigley, III, dated as of May 30, 2023.
Exhibit 22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan or arrangement

TRIUMPH GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	November 12, 2024
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	November 12, 2024
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	November 12, 2024
Kai W. Kasiguran