Form 10-Q
period 2024-12-31
TRIUMPH GROUP INC
filed 2025-02-06
CIK 1021162

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2024

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

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on January 31, 2025, was 77,407,906.

Table of Contents

TRIUMPH GROUP, INC.

TRIUMPH GROUP, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$133,487	$392,511
Trade and other receivables, less allowance for credit losses of $4,450 and $4,773	139,977	138,272
Contract assets	85,113	74,289
Inventory, net	391,317	317,671
Prepaid expenses and other current assets	16,952	16,626
Total current assets	766,846	939,369
Property and equipment, net	151,880	144,287
Goodwill	509,950	510,687
Intangible assets, net	58,385	65,063
Other, net	24,725	26,864
Total assets	$1,511,786	$1,686,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$8,549	$3,200
Accounts payable	121,775	167,349
Contract liabilities	48,031	55,858
Accrued expenses	127,854	129,855
Total current liabilities	306,209	356,262
Long-term debt, less current portion	961,802	1,074,999
Accrued pension and other postretirement benefits	255,334	283,634
Deferred income taxes	7,267	7,268
Other noncurrent liabilities	63,494	68,521
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 77,353,955 and 76,923,691 shares issued and outstanding	77	77
Capital in excess of par value	1,115,688	1,107,750
Accumulated other comprehensive loss	(515,294)	(517,069)
Accumulated deficit	(682,791)	(695,172)
Total stockholders' deficit	(82,320)	(104,414)
Total liabilities and stockholders' deficit	$1,511,786	$1,686,270

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales	$315,556	$284,955	$884,067	$833,456
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	213,036	214,972	613,004	618,742
Selling, general and administrative	49,450	42,846	149,951	135,479
Depreciation and amortization	7,373	7,383	22,227	22,062
Legal contingencies loss	6,200	—	13,664	1,338
Restructuring	200	43	5,382	1,985
Loss on sale of assets and businesses	—	—	—	12,208
	276,259	265,244	804,228	791,814
Operating income	39,297	19,711	79,839	41,642
Non-service defined benefit expense (income)	1,246	(820)	3,747	(2,460)
Debt modification and extinguishment (gain) loss	—	(1,046)	5,369	(5,125)
Warrant remeasurement gain, net	—	—	—	(8,545)
Interest expense and other, net	20,690	32,419	61,543	94,354
Income (loss) from continuing operations before income taxes	17,361	(10,842)	9,180	(36,582)
Income tax expense	2,756	1,069	1,479	3,348
Income (loss) from continuing operations	14,605	(11,911)	7,701	(39,930)
Income (loss) from discontinued operations, net of tax expense of $0, $2,246, $338 and $3,459, respectively	—	(3,991)	4,680	4,569
Net Income (loss)	$14,605	$(15,902)	$12,381	$(35,361)
Earnings (loss) per share—basic:
Earnings (loss) per share - continuing operations	$0.19	$(0.15)	$0.10	$(0.55)
Earnings (loss) per share - discontinued operations	—	(0.05)	0.06	0.06
Earnings (loss) per share	$0.19	$(0.20)	$0.16	$(0.49)
Weighted average common shares outstanding—basic	77,418	76,895	77,296	73,200
Earnings (loss) per share—diluted:
Earnings (loss) per share - continuing operations	$0.19	$(0.15)	$0.10	$(0.55)
Earnings (loss) per share - discontinued operations	—	(0.05)	0.06	0.06
Earnings (loss) per share	$0.19	$(0.20)	$0.16	$(0.49)
Weighted average common shares outstanding—diluted	77,862	76,895	77,763	73,200

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$14,605	$(15,902)	$12,381	$(35,361)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,572)	7,021	(14,639)	5,565
Defined benefit pension plans and other postretirement benefits:
Reclassification to net income (loss) - net of tax expense
Amortization of net loss, net of taxes of $0, $0, $0 and $0, respectively	7,175	6,424	21,523	19,271
Recognized prior service credits, net of taxes of $0, $0, $0 and $0, respectively	(1,251)	(1,251)	(3,752)	(3,752)
Total defined benefit pension plans and other postretirement benefits income, net of taxes	5,924	5,173	17,771	15,519
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax expense of $0, $0, $0 and $0, respectively	(680)	161	(3,284)	727
Reclassification of loss (gain) included in net earnings, net of tax expense of $0,$0, $0 and $0, respectively	1,021	(80)	1,927	(1,841)
Net unrealized gain (loss) on cash flow hedges, net of tax	341	81	(1,357)	(1,114)
Total other comprehensive (loss) income	(5,307)	12,275	1,775	19,970
Total comprehensive income (loss)	$9,298	$(3,627)	$14,156	$(15,391)

See accompanying notes to condensed consolidated financial statements.

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2024

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2024	76,923,691	$77	$1,107,750	$—	$(517,069)	$(695,172)	$(104,414)
Net loss	—	—	—	—	—	(14,091)	(14,091)
Foreign currency translation adjustment	—	—	—	—	(6,376)	—	(6,376)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,923	—	5,923
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,614)	—	(1,614)
Share-based compensation	473,076	—	3,015	—	—	—	3,015
Repurchase of restricted shares for minimum tax obligation	(158,885)	—	—	(2,132)	—	—	(2,132)
Retirement of treasury shares	—	—	(2,132)	2,132	—	—	—
Employee stock purchase plan	8,920	—	128	—	—	—	128
June 30, 2024	77,246,802	$77	$1,108,761	$—	$(519,136)	$(709,263)	$(119,561)
Net income	—	—	—	—	—	11,867	11,867
Foreign currency translation adjustment	—	—	—	—	3,309	—	3,309
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,924	—	5,924
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(84)	—	(84)
Share-based compensation	84,225	—	3,350	—	—	—	3,350
Repurchase of restricted shares for minimum tax obligation	(6,753)	—	—	(141)	—	—	(141)
Retirement of treasury shares	—	—	(141)	141	—	—	—
Employee stock purchase plan	10,213	—	150	—	—	—	150
September 30, 2024	77,334,487	$77	$1,112,120	$—	$(509,987)	$(697,396)	$(95,186)
Net income	—	—	—	—	—	14,605	14,605
Foreign currency translation adjustment	—	—	—	—	(11,572)	—	(11,572)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,924	—	5,924
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	341	—	341
Share-based compensation	11,979	—	3,486	—	—	—	3,486
Repurchase of restricted shares for minimum tax obligation	(3,190)	—	—	(48)	—	—	(48)
Retirement of treasury shares	—	—	(48)	48	—	—	—
Employee stock purchase plan	10,679	—	130	—	—	—	130
December 31, 2024	77,353,955	$77	$1,115,688	$—	$(515,294)	$(682,791)	$(82,320)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended December 31, 2023

(unaudited)

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2023	65,432,589	$65	$964,741	$—	$(554,646)	$(1,207,556)	$(797,396)
Net loss	—	—	—	—	—	(18,163)	(18,163)
Foreign currency translation adjustment	—	—	—	—	3,704	—	3,704
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(337)	—	(337)
Share-based compensation	300,102	—	3,622	—	—	—	3,622
Repurchase of shares for share-based compensation minimum tax obligation	(103,996)	—	—	(1,235)	—	—	(1,235)
Retirement of treasury shares	—	—	(414)	414	—	—	—
Employee stock purchase plan	12,907	—	150	—	—	—	150
Warrant exercises, net of income taxes of $0	1,122,438	1	13,481	—	—	—	13,482
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
June 30, 2023	69,964,040	$70	$1,019,891	$—	$(546,106)	$(1,225,719)	$(751,864)
Net loss	—	—	—	—	—	(1,296)	(1,296)
Foreign currency translation adjustment	—	—	—	—	(5,160)	—	(5,160)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(858)	—	(858)
Share-based compensation	127,324	—	3,677	47	—	—	3,724
Repurchase of shares for share-based compensation minimum tax obligation	(4,944)	—	—	(47)	—	—	(47)
Employee stock purchase plan	13,443	—	166	—	—	—	166
Warrant exercises, net of income taxes of $0	6,735,798	7	81,939	—	—	—	81,946
September 30, 2023	76,835,661	$77	$1,105,673	$—	$(546,951)	$(1,227,015)	$(668,216)
Net loss	—	—	—	—	—	(15,902)	(15,902)
Foreign currency translation adjustment	—	—	—	—	7,021	—	7,021
Pension liability adjustment, net of income taxes of $0	—	—	—	—	5,173	—	5,173
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	81	—	81
Share-based compensation	2,174	—	1,442	—	—	—	1,442
Repurchase of shares for share-based compensation minimum tax obligation	(631)	—	—	(5)	—	—	(5)
Employee stock purchase plan	18,737	—	126	—	—	—	126
December 31, 2023	76,855,941	$77	$1,107,241	$(5)	$(534,676)	$(1,242,917)	$(670,280)

TRIUMPH GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended December 31,
	2024	2023
Operating Activities
Net income (loss)	$12,381	$(35,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,227	25,688
Amortization of acquired contract liability	(2,115)	(1,951)
(Gain) loss on sale of assets and businesses	(5,018)	12,208
Loss (gain) on modification and extinguishment of debt	5,369	(5,125)
Other amortization included in interest expense	3,045	4,458
Provision for credit losses	19	855
Warrants remeasurement gain	—	(8,545)
Share-based compensation	9,851	8,788
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(2,870)	16,926
Contract assets	(10,881)	(4,144)
Inventories	(73,872)	(49,545)
Prepaid expenses and other current assets	(186)	(880)
Accounts payable, accrued expenses, and contract liabilities	(48,672)	(30,502)
Accrued pension and other postretirement benefits	(11,352)	(3,352)
Other, net	(7,684)	2,207
Net cash used in operating activities	(109,758)	(68,275)
Investing Activities
Capital expenditures	(15,390)	(16,258)
Payments on sale of assets and businesses	(2,310)	(6,840)
Investment in joint venture	—	(1,658)
Net cash used in investing activities	(17,700)	(24,756)
Financing Activities
Proceeds from issuance of debt	40,000	2,000
Retirement of debt and finance lease obligations	(162,465)	(50,585)
Payment of deferred financing costs	—	(1,728)
Proceeds on issuance of common stock, net of issuance costs	—	79,961
Premium on redemption of long-term debt	(3,600)	—
Repurchase of shares for share-based compensation minimum tax obligation	(2,321)	(1,287)
Net cash (used in) provided by financing activities	(128,386)	28,361
Effect of exchange rate changes on cash	(3,180)	166
Net change in cash and cash equivalents	(259,024)	(64,504)
Cash and cash equivalents at beginning of period	392,511	227,403
Cash and cash equivalents at end of period	$133,487	$162,899

See accompanying notes to condensed consolidated financial statements.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Triumph Group, Inc. ("Triumph") have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, and cash flows. The results of operations for the three and nine months ended December 31, 2024 and 2023, are not necessarily indicative of results that may be expected for the year ending March 31, 2025. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the fiscal 2024 audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on May 31, 2024.

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

Systems & Support consists of the Company’s operations that provide integrated solutions, including design; development; and support of proprietary components, subsystems and systems, as well as production of complex assemblies using external designs. Capabilities include hydraulic, mechanical and electromechanical actuation, power, and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive heat exchange technology; fuel pumps, fuel metering units, and Full Authority Digital Electronic Control fuel systems; and hydromechanical and electromechanical primary and secondary flight controls. As disclosed in Note 3, in December 2023 the Company entered into a definitive agreement with AAR Corp. (“AAR”), to sell Systems & Support's maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”). As a result of this agreement, the Company has classified the Product Support results of operations for all periods presented as discontinued operations, and these operations are no longer reported as part of the Systems & Support reportable segment. This transaction closed in March 2024; refer to Note 3 for further disclosure.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU must be applied on a retrospective basis to all periods presented. The new guidance is applicable to the Company beginning with the fiscal 2025 annual report on Form 10-K, and the Company is currently evaluating the impact to its interim and annual report disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

option for retroactive application to each period in the financial statements. ASU 2023-09 is applicable to the Company beginning with the fiscal 2026 Annual Report on Form 10-K and the Company is evaluating the impact to its annual report disclosures, and the Company is currently evaluating the impact to its interim and annual report disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires the disclosure of certain cost and expense information included on the consolidated statements of operations on a disaggregated basis. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is applicable to the Company beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

The Company’s trade and other accounts receivable are exposed to credit risk. However, the risk is limited due to the diversity of the customer base and the customer base’s wide geographical area. Trade accounts receivable from The Boeing Company ("Boeing") (representing commercial, military, and space) represented approximately 16% and 14% of total trade accounts receivable as of December 31, 2024 and March 31, 2024, respectively, and trade accounts receivable from Airbus SE ("Airbus") represented approximately 12% and 5% of total trade accounts receivable as of December 31, 2024, and March 31, 2024, respectively.

Sales to Boeing for the nine months ended December 31, 2024 were $206,180, or 23% of net sales, of which $131,681 and $74,499 were from Systems & Support and Interiors, respectively. Sales to Boeing for the nine months ended December 31,

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

2023, were $200,577, or 24% of net sales, of which $123,323 and $77,254 were from Systems & Support and Interiors, respectively.

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

At distribution, the fair value of the Warrants was $19,500. Approximately 7.7 million Warrants were exercised in the year ended March 31, 2024, resulting in total cash proceeds, net of transaction costs, of approximately $79,961 and $8,532 of warrants remeasurement gain was recognized in the nine months ended December 31, 2023. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June 16, 2023, notice of redemption.

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

Supplemental Cash Flow Information

For the nine months ended December 31, 2024 and 2023 the Company paid $12,278 and $4,962, respectively for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and certain transaction expenses. This transaction closed on March 1, 2024, and the Company recognized a gain of approximately $548,250, net of transaction costs and certain other purchase price adjustments. In July 2024, the Company finalized certain purchase price adjustments principally related to the transferred working capital of the divested operations and recognized a gain of approximately $5,018 in the nine months ended December 31, 2024. The gain is included within discontinued operations on the accompanying condensed consolidated statement of operations.

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

The following table shows the results of Product Support within discontinued operations for the three and nine months ended December 31, 2023. Income from discontinued operations in the nine months ended December 31, 2024 pertains to the purchase price adjustments described above.

	Three Months Ended	Nine months ended
	December 31,2023	December 31,2023
Major line items constituting pretax income of discontinued operations
Net sales	$64,855	$197,560
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	49,703	148,058
Selling, general and administrative	8,749	19,247
Depreciation and amortization	2,144	3,625
	60,596	170,930
Operating income	4,259	26,630
Interest expense and other, net	6,004	18,602
(Loss) income from discontinued operations before income taxes	(1,745)	8,028
Income tax expense	2,246	3,459
(Loss) income from discontinued operations	$(3,991)	$4,569

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt, adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $5,945 and $16,428 in the three and nine months ended December 31, 2023, respectively.

The accompanying condensed consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the nine months ended December 31, 2023 were immaterial.

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

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Systems & Support
Satisfied over time	$76,984	$73,289	$218,881	$230,959
Satisfied at a point in time	199,920	166,786	558,743	484,590
Revenue from contracts with customers	276,904	240,075	777,624	715,549
Amortization of acquired contract liabilities	902	800	2,115	1,965
Total Systems & Support revenue	277,806	240,875	779,739	717,514

Interiors
Satisfied over time	$30,386	$37,067	$83,595	$97,712
Satisfied at a point in time	7,364	7,013	20,733	18,230
Revenue from contracts with customers	37,750	44,080	104,328	115,942
Total Interiors revenue	37,750	44,080	104,328	115,942
Total revenue	$315,556	$284,955	$884,067	$833,456

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Systems & Support
OEM Commercial	$89,029	$98,178	$263,322	$275,805
OEM Military	75,861	61,149	201,681	190,758
MRO Commercial	49,055	35,089	146,493	106,938
MRO Military	50,403	38,328	135,302	117,835
Non-aviation	12,556	7,331	30,826	24,213
Revenue from contracts with customers	276,904	240,075	777,624	715,549
Amortization of acquired contract liabilities	902	800	2,115	1,965
Total Systems & Support revenue	$277,806	$240,875	$779,739	$717,514

Interiors
OEM Commercial	$36,377	$44,078	$99,714	$114,819
MRO Commercial	861	—	3,750	704
Non-aviation	512	2	864	419
Revenue from contracts with customers	37,750	44,080	104,328	115,942
Total Interiors revenue	37,750	44,080	104,328	115,942
Total revenue	$315,556	$284,955	$884,067	$833,456

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the condensed consolidated balance sheets. For the three and nine months ended December 31, 2024 and 2023, credit loss expense and write-offs related to contract assets were immaterial.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company's contract assets and liabilities balances:

	December 31, 2024	March 31, 2024	Change
Contract assets	$85,113	$74,289	$10,824
Contract liabilities	(57,531)	(65,358)	7,827
Net contract asset	$27,582	$8,931	$18,651

The change in contract assets is the result of revenue recognized in excess of amounts billed during the nine months ended December 31, 2024. The change in contract liabilities is the result of revenue recognized in excess of receipt of additional customer advances during the nine months ended December 31, 2024. For the nine months ended December 31, 2024, the Company recognized $24,408 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of December 31, 2024, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,723,020	$1,068,407	$623,310	$30,099	$1,204

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

	December 31,	March 31,
	2024	2024
Raw materials	$40,582	$25,224
Work-in-process, including manufactured and purchased components	332,165	277,471
Finished goods	18,570	14,976
Total inventories	$391,317	$317,671

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	March 31,
	2024	2024
Finance leases	$21,621	$14,008
Senior secured first lien notes due 2028	958,890	1,078,890
Other notes	1,784	1,900
Less: debt issuance costs	(11,944)	(16,599)
	970,351	1,078,199
Less: current portion	8,549	3,200
	$961,802	$1,074,999

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

As of December 31, 2024, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At December 31, 2024, there were $0 in borrowings and $20,804 in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies. The Securitization Facility expires in December 2025.

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

In May 2024, the Company redeemed an additional $120,000 of its 2028 First Lien Notes at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. This redemption resulted in a debt extinguishment loss of approximately $5,369 in the nine months ended December 31, 2024.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying condensed consolidated financial statements are as follows:

December 31, 2024		March 31, 2024
Carrying Value	Fair Value	Carrying Value	Fair Value
$970,351	$1,024,246	$1,078,199	$1,154,245

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the nine months ended December 31, 2024 and 2023, amounted to $46,893 and $75,108, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	(in thousands)
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	77,418	76,895	77,296	73,200

Dilutive potential common shares	444	—	467	—
Weighted average common shares outstanding - diluted	77,862	76,895	77,763	73,200

(1) For the three and nine months ended December 31, 2024, approximately 15 and 5 shares associated with outstanding restricted stock unit awards were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive under the treasury stock method. For the three and nine months ended December 31, 2023, approximately 1,688 and 1,990 shares associated with outstanding restricted stock unit awards were excluded from the computation of diluted earnings per share as the resulting incremental shares would have been anti-dilutive due to the loss from continuing operations in each period.

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

As of December 31, 2024 and March 31, 2024, the total amount of unrecognized tax benefits was $12,553 and $12,281, respectively, most of which would impact the effective rate, if recognized. The Company does not anticipate that total unrecognized tax benefits will be reduced in the next 12 months.

As of December 31, 2024, the Company has a valuation allowance against principally all of its net deferred tax assets given insufficient positive evidence to support the realization of the Company’s deferred tax assets. The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the release is recorded. However, the exact timing and amount of the reduction in its valuation allowance is unknown at this time and will be subject to the earnings level the Company achieves during fiscal 2025 and future periods.

The effective income tax rate for the three months ended December 31, 2024 was 15.9% as compared with (9.9)% for the three months ended December 31, 2023. The effective income tax rate for the nine months ended December 31, 2024, was 16.1% as compared with (9.2)% for the nine months ended December 31, 2023.

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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Net Periodic Benefit Plan Costs

The components of net periodic benefit expense for the Company's postretirement benefit plans are shown in the following table:

	Pension Benefits
	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Components of net periodic benefit income:
Service cost	$43	$100	$128	$300
Interest cost	19,687	20,117	59,062	60,350
Expected return on plan assets	(24,706)	(26,252)	(74,119)	(78,754)
Amortization of prior service credits	26	26	77	77
Amortization of net loss	8,287	7,523	24,862	22,568
Net periodic benefit expense	$3,337	$1,514	$10,010	$4,541

The Company recognized net periodic benefit income from its other postretirement benefits plan of approximately $6,783 and $6,872 for the nine months ended December 31, 2024 and 2023, respectively.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. STOCKHOLDERS' DEFICIT

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
September 30, 2024	$(47,216)	$(1,629)	$(461,142)		$(509,987)
Other comprehensive income (loss) before reclassifications	(11,572)	(680)	—		(12,252)
Amounts reclassified from AOCI	—	1,021	5,924	(2)	6,945
Net current period OCI	(11,572)	341	5,924		(5,307)
December 31, 2024	$(58,788)	$(1,288)	$(455,218)		$(515,294)

September 30, 2023	$(50,662)	$22	$(496,311)		$(546,951)
Other comprehensive income (loss) before reclassifications	7,021	161	—		7,182
Amounts reclassified from AOCI	—	(80)	5,173	(2)	5,093
Net current period OCI	7,021	81	5,173		12,275
December 31, 2023	$(43,641)	$103	$(491,138)		$(534,676)

March 31, 2024	$(44,149)	$69	$(472,989)		$(517,069)
Other comprehensive (loss) income before reclassifications	(14,639)	(3,284)	—		(17,923)
Amounts reclassified from AOCI	—	1,927	17,771	(2)	19,698
Net current period OCI	(14,639)	(1,357)	17,771		1,775
December 31, 2024	$(58,788)	$(1,288)	$(455,218)		$(515,294)

March 31, 2023	$(49,206)	$1,217	$(506,657)		$(554,646)
Other comprehensive income before reclassifications	5,565	727	—		6,292
Amounts reclassified from AOCI	—	(1,841)	15,519	(2)	13,678
Net current period OCI	5,565	(1,114)	15,519		19,970
December 31, 2023	$(43,641)	$103	$(491,138)		$(534,676)
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

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Selected financial information for each reportable segment is as follows:

	Three Months Ended December 31, 2024
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$315,556	$—	$—	$277,806	$37,750
Intersegment sales (eliminated in consolidation)	—	—	—	—	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	70,562	—	—	64,252	6,310

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(7,373)	—	(456)	(6,415)	(502)
Interest expense and other, net	(20,690)
Corporate expenses	(15,108)
Share-based compensation expense	(3,486)
Amortization of acquired contract liabilities	902
Non-service defined benefit expense	(1,246)
Legal contingencies loss	(6,200)
Income from continuing operations before income taxes	$17,361

Total capital expenditures	$933	$—	$11	$781	$141
Total assets	$1,511,786	$—	$116,286	$1,288,185	$107,315

	Three Months Ended December 31, 2023
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$284,955	$—	$—	$240,875	$44,080
Intersegment sales (eliminated in consolidation)	—	—	(234)	234	—
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	37,899	—	—	39,439	(1,540)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(7,383)	—	(406)	(6,393)	(584)
Interest expense and other, net	(32,419)
Corporate expenses	(10,163)
Share-based compensation expense	(1,442)
Amortization of acquired contract liabilities	800
Non-service defined benefit income	820
Debt modification and extinguishment gain	1,046
Loss from continuing operations before income taxes	$(10,842)

Total capital expenditures	$5,230	$563	$152	$3,993	$522

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Nine Months Ended December 31, 2024
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$884,067	$—	$—	$779,739	$104,328
Intersegment sales (eliminated in consolidation)	—	—	(19)	8	11
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	167,396	—	—	166,472	924

Reconciliation of segment profit to income before income taxes
Depreciation and amortization	(22,227)	—	(1,446)	(19,179)	(1,602)
Interest expense and other, net	(61,543)
Corporate expenses	(43,930)
Share-based compensation expense	(9,851)
Amortization of acquired contract liabilities	2,115
Non-service defined benefit loss	(3,747)
Legal contingencies loss	(13,664)
Debt extinguishment loss	(5,369)
Income from continuing operations before income taxes	$9,180

Total capital expenditures	$15,390	$—	$668	$14,126	$596

	Nine Months Ended December 31, 2023
	Total	Discontinued Operations	Corporate & Eliminations	Systems & Support	Interiors
Net sales to external customers	$833,456	$—	$—	$717,514	$115,942
Intersegment sales (eliminated in consolidation)	—	—	(737)	724	13
Segment profit and reconciliation to consolidated income before income taxes:
Adjusted EBITDAP	122,601	—	—	128,738	(6,137)

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization	(22,062)	—	(1,346)	(18,805)	(1,911)
Interest expense and other, net	(94,354)
Corporate expenses	(38,528)
Share-based compensation expense	(8,788)
Loss on sale of assets and businesses	(12,208)
Amortization of acquired contract liabilities	1,965
Non-service defined benefit income	2,460
Legal contingencies loss	(1,338)
Debt modification and extinguishment gain	5,125
Warrant remeasurement gain, net	8,545
Loss from continuing operations before income taxes	$(36,582)

Total capital expenditures	$16,258	$1,387	$2,089	$11,201	$1,581

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In July 2024, a panel of three arbitrators made a decision in an arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to responsibility for environmental remediation costs at certain formerly occupied properties that had been previously operated by Northrop. The decision indicated that TAS would be liable to reimburse Northrop for remediation costs incurred at the properties through September 2023 in the amount of approximately $11,500. The decision also indicated that TAS would be responsible for reimbursing Northrop for remediation costs at two of the facilities incurred subsequent to September 2023. Such incremental remediation costs for the period from September 2023 to June 30, 2024 are estimated to be approximately $2,000. Accordingly, TAS accrued a total of approximately $13,464 following the decision, of which $7,464 was recognized in the three months ended June 30, 2024, and is presented within legal contingencies loss on the Company’s condensed consolidated statement of operations. Estimated incremental remediation costs reimbursable to Northrop pursuant to the arbitration decision incurred subsequent to June 30, 2024, are included within selling, general and administrative costs on the Company's condensed consolidated statement of operations and were immaterial for the six-month period ended December 31, 2024. The Company estimates that total future remediation costs reimbursable to Northrop could be up to approximately $38,000, and result in annual cash expenditures not likely to exceed $2,000 to $3,000 per year. In addition, TAS is a party to the environmental remediation regulatory order at one of the properties. Therefore, in accordance with ASC 410-30, Environmental obligations, the Company has accrued approximately $1,300 as management's best estimate of the total future remediation costs at this property. In August 2024, TAS filed a motion to seek to set aside the adverse decision from the arbitration panel, but such motion was denied by the trial court in November 2024. TAS filed a notice of appeal with the trial court in January 2025 and intends to appeal the trial court’s decision to enforce the arbitration award. TAS intends to continue to vigorously defend itself in this matter.

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of December 31, 2024, no indemnification assets or liabilities have been recorded.

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

The Company has received notification of claims which allege certain bases for indemnification and damages relating to certain divestitures. The relevant agreements generally contain limits on certain damages that may be payable under the relevant agreements. For example, the divestiture agreement relating to the sale of the Red Oak facility specified that representations and warranties insurance would be the sole and exclusive remedy for breach of representations and warranties except in the case of fraud. By way of further example, the divestiture agreement relating to the sale of the Stuart facility contains an $18,750 general cap on breaches of representations (other than certain specified representations) and a $25,000 cap on breaches of certain specified representations related to contracts and product warranties, in each case absent certain circumstances, including fraud

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

or breaches of fundamental or tax representations. As disclosed in Note 3, on June 16, 2023, the Company entered into a settlement agreement with the buyer of the Stuart facility resolving a working capital dispute with the buyer resulting in an amount of $2,400 payable to the Company and resolving claims by the buyer related to the accounts payable representation and warranty under the purchase agreement resulting in an amount of $9,200 payable to the buyer, with such amount applicable to the general cap referred to above. The amounts were settled on a net basis by the Company paying $6,800 to the buyer. The purchaser of the Stuart facility also commenced litigation against the Company on December 12, 2023, seeking additional indemnification for damages claimed to be approximately $130,000 for losses allegedly arising from the knowing breach of certain representations and warranties regarding the financial condition of TAS and the products manufactured by TAS and alleged failures to disclose known and widespread paint issues and certain supplier and production issues at the facility prior to the closing. The Company intends to vigorously defend claims brought against it and does not believe that any pending matter will have a material effect on its financial position or results of operations. If the Company is unable to successfully and equitably resolve such claims and assertions, its business, financial condition, and results of operations could be materially adversely affected.

Additionally, in connection with certain divestitures, the Company has obtained customer consent to assign specified long-term contracts to the acquirer of the divested business by entering into consent-to-assignment agreements among the customer, the acquirer, and the Company. Pursuant to certain of these agreements, the Company remains a guarantor pursuant to guarantee agreements with the customer that predate the divestiture transaction. The term of these obligations typically covers a period of 2 to 5 years from the date of divestiture. There is no limitation to the maximum potential future liabilities under these contracts; however, the Company typically has a right to indemnification from acquirers against such losses that may arise from the acquirers’ failure to perform under the assigned contracts. On June 13, 2024, Boeing submitted correspondence to the Company asserting that under the terms of a guarantee agreement between Boeing and the Company (the “Guarantee Agreement”), the Company would be responsible for damages that Boeing may suffer from any production disruption caused by Qarbon Aerospace, LLC (“Qarbon”), the acquirer of the Company’s Red Oak facility, on the T7-A program, which is the subject of ongoing litigation between the Company and Qarbon. On December 19, 2024, Boeing informed the Company that it had reached a settlement agreement with Qarbon and has continued to reiterate its assertion that the Company would be responsible for higher production costs payable to Qarbon under the settlement agreement. At this time, the Company has accrued $6,200 with respect to this matter. It is reasonably possible that the Company may incur a material loss in excess of the amount accrued, but no such loss is estimable at this time due to, among other things, the fact that this contractual dispute raises difficult legal and factual issues and is subject to many uncertainties and complexities. Nonetheless, the Company intends to vigorously defend itself against any assertion that Boeing is entitled to damages from the Company under the Guarantee Agreement. Separately, pursuant to the terms of the purchase agreement providing for Qarbon’s acquisition of the Red Oak facility, the Company is entitled to indemnification from Qarbon, which would be recognized upon realization.

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

In the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. As of December 31, 2024, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheet is approximately $13,528, representing its estimate of the remaining obligation before interest based on the letter received from the Fund. The Company has issued a formal challenge through arbitration on the issue of the interest rate used by the Fund when determining the Withdrawal Liability, and it is possible the Withdrawal Liability could be reduced during that process.

Triumph Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

13. SUBSEQUENT EVENTS

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Titan BW Acquisition Holdco Inc., a Delaware corporation (“Parent”), and Titan BW Acquisition Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds managed by Warburg Pincus LLC (“Warburg Pincus”) and Berkshire Partners LLC (“Berkshire”).

The Merger Agreement provides that, among other things, and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent, and (b) at the closing of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) shares of Common Stock owned directly by Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub), (ii) shares of Common Stock owned by any direct or indirect subsidiary of the Company and (iii) shares of Common Stock held by any holder who has not voted in favor of the Merger and who is entitled to demand and properly demands appraisal of such Common Stock pursuant to Section 262 of the Delaware General Corporation Law (the “DGCL”) and, as of the Effective Time, has not failed to perfect, or not effectively waived, withdrawn or lost rights to appraisal under the DGCL) will be converted into the right to receive $26.00 in cash, without interest and subject to applicable tax withholdings.

The Merger is expected to close in the second half of the calendar year 2025, subject to customary closing conditions, including, among other things, the adoption of the Merger Agreement by holders of a majority of the outstanding shares of Common Stock and receipt of certain regulatory approvals.

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

Proposed Merger

On February 2, 2025, we entered into a definitive agreement under which affiliates of Warburg Pincus LLC and Berkshire Partners LLC will acquire the Company through a newly formed, co-owned entity. The transaction is expected to close in the second half of calendar year 2025, subject to customer closing conditions, including approval by holders of a majority of the outstanding shares of the Company's common stock and receipt of required regulatory approvals. Refer to Note 13 for further disclosure.

Discontinued Operations

As disclosed in Note 3, in March 2024, we completed the sale of third-party maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”) and recognized a gain in the fourth quarter of fiscal 2024. As a result of this transaction, we have classified the Product Support results of operations for all periods presented as discontinued operations and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions regarding results for the three and nine months ended December 31, 2024 and 2023, reflect results from our continuing operations. Refer to Note 3 for further discussion of this divestiture.

Summary of Significant Financial Results

Significant financial results for the third quarter of the fiscal year ending March 31, 2025, include:

•
Net sales were $315.6 million compared with $285.0 million for the prior year period.
•
Operating income was $39.3 million compared with $19.7 million for the prior year period.
•
Income from continuing operations was $14.6 million, or $0.19, per diluted common share, compared with loss from continuing operations of $11.9 million and $(0.15) per diluted common share, for the prior year period.
•
Net income was $14.6 million, or $0.19 per diluted common share, compared with net loss, including prior year period loss from discontinued operations, of $15.9 million, or ($0.20) per diluted common share, for the prior year period.
•
Backlog as of December 31, 2024 was $1.87 billion of which we estimate that approximately $1.19 billion will be shipped by December 31, 2025.
•
We used $109.8 million of cash in operating activities for the nine months ended December 31, 2024, as compared with cash used in operations of $68.3 million in the comparable prior year period.

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

Boeing 737

The Boeing 737 program represented approximately 8% of revenue for the nine months ended December 31, 2024, compared with 14% for the nine months ended December 31, 2023 inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 69% and 89% for the nine months ended December 31, 2024 and 2023, respectively. In January 2025, Boeing publicly disclosed that it had finalized the International Association of Machinists and Aerospace Workers (IAM) agreement and that production of the 737 had resumed with plans to gradually increase the production rate. We do not expect the impact of the temporary work stoppage to be material to our results of operations or financial condition.

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

Adjusted EBITDA and Adjusted EBITDAP are used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our U.S. GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business. We have spent more than 20 years expanding our

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

product and service capabilities, partially through acquisitions of complementary businesses. Due to the expansion of our operations, which included acquisitions, our income (loss) from continuing operations has included significant charges for depreciation and amortization. Adjusted EBITDA and Adjusted EBITDAP exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for depreciation and amortization. We believe the disclosure of Adjusted EBITDA and Adjusted EBITDAP helps investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year. We also believe Adjusted EBITDA and Adjusted EBITDAP are measures of our ongoing operating performance because the isolation of noncash charges, such as depreciation and amortization, and nonoperating items, such as interest, income taxes, pension and other postretirement benefits, provides additional information about our cost structure and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on Adjusted EBITDA and Adjusted EBITDAP to provide financial measures by which to compare our operating performance against that of other companies in our industry.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our income (loss) from continuing operations for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income (loss) from continuing operations (U.S. GAAP measure)	$14,605	$(11,911)	$7,701	$(39,930)
Income tax expense	2,756	1,069	1,479	3,348
Interest expense and other	20,690	32,419	61,543	94,354
Debt modification and extinguishment loss (gain)	—	(1,046)	5,369	(5,125)
Warrant remeasurement gain, net	—	—	—	(8,545)
Legal contingencies loss	6,200	—	13,664	1,338
Shareholder cooperation expenses	—	—	—	1,905
Loss on sale of assets and businesses, net	—	—	—	12,208
Share-based compensation	3,486	1,442	9,851	8,788
Amortization of acquired contract liabilities	(902)	(800)	(2,115)	(1,965)
Depreciation and amortization	7,373	7,383	22,227	22,062
Adjusted EBITDA (non-GAAP measure)	$54,208	$28,556	$119,719	$88,438
Non-service defined benefit loss (income) (excluding pension related charges)	1,246	(820)	3,747	(2,460)
Adjusted EBITDAP (non-GAAP measure)	$55,454	$27,736	$123,466	$85,978

Three months ended December 31, 2024, compared with three months ended December 31, 2023

	Three months ended December 31,
(In thousands)	2024	2023
Commercial OEM	$125,406	$142,256
Military OEM	75,861	61,149
Total OEM Revenue	201,267	203,405

Commercial Aftermarket	49,916	35,089
Military Aftermarket	50,403	38,328
Total Aftermarket Revenue	100,319	73,417

Non-Aviation Revenue	13,068	7,333
Amortization of acquired contract liabilities	902	800
Total Net Sales	$315,556	$284,955

Net Sales

Commercial OEM sales decreased $16.9 million, or 11.8%, primarily due to decreased sales volume on the Boeing 737 program as a result of the temporary work stoppage resulting from the strike by Boeing employees disclosed above. This sales volume decrease was partially offset by improved pricing in Interiors across multiple programs that we expect will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

Military OEM sales increased $14.7 million, or 24.1%, on increased sales volume on the V-22 and CH-53.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Commercial Aftermarket sales increased $14.8 million, or 42.3%, primarily due to a combination of increased spares and repairs sales volume across several platforms including the Boeing 737 and 787 programs.

Military aftermarket sales increased $12.1 million, or 31.5%, primarily due to increased repairs volume on the UH-60 platform and spares volume on CH-47.

Non-aviation sales increased by $5.7 million, primarily due to timing and certain benefits from ongoing conflicts and weapons inventory replenishment, as well as diversification efforts.

	Three Months Ended December 31,
	2024	2023
	(in thousands)
Operating income	$39,297	$19,711
Non-service defined benefit expense (income)	1,246	(820)
Debt modification and extinguishment gain	—	(1,046)
Interest expense and other	20,690	32,419
Income tax expense	2,756	1,069
Income (loss) from continuing operations	$14,605	$(11,911)

Operating Income

Consolidated gross profit margin increased year over year to 32.5% for the three months ended December 31, 2024, from 24.6% for the three months ended December 31, 2023. The margin benefits from the increased mix in aftermarket sales as a percentage of total sales and the improved pricing in Interiors were partially offset by decreased OEM volume and continued inflationary increases in labor and material costs. Operating income increased approximately $19.6 million due to the increased margins, partially offset by an increase in legal contingencies loss of $6.2 million.

Non-service Defined Benefit Expense (Income)

Non-service defined benefit expense was approximately $1.3 million, a decrease of approximately $2.1 million from non-service defined benefit income in the prior year period. The decrease was primarily due to changes in actuarial assumptions and experience.

Debt Modification and Extinguishment

No debt extinguishment gains occurred in the three months ended December 31, 2024. Debt extinguishment gains of $1.0 million for the three months ended December 31, 2023, were the result of the repurchase of our debt on the open market.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million of redemption of long-term debt in the first quarter of fiscal 2025.

Income Taxes

Income tax expense was $2.8 million for the three months ended December 31, 2024, reflecting an effective tax rate of 15.9%. compared with (9.9)% for the three months ended December 31, 2023.

Business Segment Performance — Three months ended December 31, 2024, compared with three months ended December 31, 2023

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

	Three Months Ended December 31,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
Net sales
Systems & Support	$277,806	$241,109	15.2%	88.0%	84.6%
Interiors	37,750	44,080	(14.4)%	12.0%	15.5%
Elimination of inter-segment sales	—	(234)	100.0%	(0.0)%	(0.1)%
Total net sales	$315,556	$284,955	10.7%	100.0%	100.0%

Systems & Support:

Net sales increased due to strong military OEM sales on the V-22 and CH-53 and strong spares and repairs sales volume across several commercial and military platforms including 737, 787, CH-47 and UH-60 platforms. The sales increases were partially offset by decreased commercial OEM volume on 737 due to the Boeing strike disclosed above.

Interiors

Net sales decreased due to reduced sales volume on lower production for 737 and 777, which was partially offset by increased sales volume on 787 and improved pricing across multiple programs that we expect will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

	Three Months Ended December 31,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$64,252	$39,439	62.9%	23.2%	16.4%
Interiors	6,310	(1,540)	509.7%	16.7%	(3.5)%
Total Segment Adjusted EBITDAP	70,562	37,899	86.2%	22.4%	13.3%
Less: Unallocated Corporate EBITDAP	(15,108)	(10,163)	(48.7)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$55,454	$27,736	99.9%	17.6%	9.8%

Systems & Support

Adjusted EBITDAP increased by $24.8 million, or 62.9%, primarily due to increased mix in aftermarket sales as a percentage of total sales. These margin benefits were partially offset by continued inflationary increases in labor and material costs.

Interiors

Adjusted EBITDAP increased by $7.9 million due increased sales volume on 787 and increased pricing, which was partially offset by decreased volume on 737 and continued inflationary increases in labor and material costs. The price increases also drove the increase in Adjusted EBITDAP as a percentage of sales.

Unallocated Corporate EBITDAP

Unallocated Corporate EBITDAP consists primarily of compensation, benefits, professional services and other administrative corporate costs and increased by approximately $4.9 million primarily due to a prior period gain recognized on receipt of proceeds that represents reimbursement of environmental remediation costs for which we were indemnified by the previous owner of the related operations.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Nine months ended December 31, 2024, compared with nine months ended December 31, 2023

	Nine Months Ended December 31,
(In thousands)	2024	2023
Commercial OEM	$363,036	$390,624
Military OEM	201,681	190,758
Total OEM Revenue	564,717	581,382

Commercial Aftermarket	150,243	107,642
Military Aftermarket	135,302	117,835
Total Aftermarket Revenue	285,545	225,477

Non-Aviation Revenue	31,690	24,632
Amortization of acquired contract liabilities	2,115	1,965
Total Net Sales	$884,067	$833,456

Net Sales

Commercial OEM sales decreased $27.6 million, or 7.1% primarily due to decreased sales volume on the Boeing 737 program and other commercial fixed wing platforms, which were partially offset by increased sales on the Boeing 787 program, increased business jets volume, and a favorable settlement and improved pricing in Interiors across multiple programs that we expect will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

Military OEM sales increased $10.9 million, or 5.7%, primarily due to increased sales on the F-18, AH-64, CH-47, UH-60, and CH53 platforms, which were partially offset by decreased sales on the E-2C and V-22 programs.

Commercial Aftermarket sales increased $42.6 million, or 39.6% primarily due to increased spares sales on Boeing commercial platforms as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year.

Military aftermarket sales increased $17.5 million, or 14.8%, primarily due to increased spares sales across several platforms including the C-130, E-2C, CH-47, and CH-53 and a military spare parts intellectual property transaction of approximately $5.0 million, partially offset by decreased rotorcraft repair and overhaul sales.

Non-aviation sales increased by $7.1 million, primarily due to timing and certain benefits from ongoing conflicts and weapons inventory replenishment, as well as diversification efforts.

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Operating income	$79,839	$41,642
Non-service defined benefit expense (income)	3,747	(2,460)
Debt modification and extinguishment loss (gain)	5,369	(5,125)
Warrant remeasurement gain, net	—	(8,545)
Interest expense and other	61,543	94,354
Income tax expense	1,479	3,348
Income (loss) from continuing operations	$7,701	$(39,930)

Operating Income

Consolidated gross profit margin was increased year over year to 30.7% for the nine months ended December 31, 2024, from 25.8% for the nine months ended December 31, 2023. The increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transactions disclosed above, and the favorable settlement and increased pricing in Interiors offset challenges from continued inflationary increases in labor and material costs and lower production rates on the Boeing 737. Operating income increased approximately $38.2 million primarily due to the increased margins as well as the prior year divestiture loss of $12.6 million related to the sale of our Stuart, Florida manufacturing operations, partially offset by the $13.7 million legal contingencies loss disclosed in Note 12, and increased restructuring and research and development expenses.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Non-service Defined Benefit Expense (Income)

Non-service defined benefit expense was approximately $3.7 million, a decrease of approximately $6.2 million from non-service defined benefit income in the prior year period. The decrease was primarily due to changes in actuarial assumptions and experience.

Debt Modification and Extinguishment

Debt modification and extinguishment losses were approximately $5.4 million in the nine months ended December 31, 2024, as compared with debt modification and extinguishment gains of approximately $5.1 million in the prior year period. The current period extinguishment losses were the result of the redemption of $120.0 million in 2028 First Lien Notes in the three months ended June 30, 2024.

Warrant Remeasurement Gain

No warrant remeasurement gains were recognized in the nine months ended December 31, 2024, because of the fiscal 2024 redemption of all outstanding Warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million of redemption of long-term debt in the first quarter of fiscal 2025.

Income Taxes

Income tax expense was $1.5 million for the nine months ended December 31, 2024, reflecting an effective tax rate of 16.1%. compared with (9.2)% for the nine months ended December 31, 2023.

Business Segment Performance — Nine months ended December 31, 2024, compared with nine months ended December 31, 2023

	Nine Months Ended December 31,		% Change	% of Total Sales
	2024	2023		2024	2023
	(in thousands)
Net sales
Systems & Support	$779,747	$718,238	8.6%	88.2%	86.2%
Interiors	104,339	115,955	(10.0)%	11.8%	13.9%
Elimination of inter-segment sales	(19)	(737)	97.4%	(0.0)%	(0.1)%
Total net sales	$884,067	$833,456	6.1%	100.0%	100.0%

Systems & Support:

Net sales increased $61.5 million, or 8.6%, due to growth in military OEM and commercial and military aftermarket sales. Military OEM grew primarily due to increased volume on F-18 and multiple military rotorcraft platforms, including AH-64 and UH-60. Commercial aftermarket grew primarily due to increased spares sales on Boeing commercial platforms as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year. Military aftermarket grew primarily on spares sales as well as a spare parts intellectual property transaction of approximately $5.0 million in the current year and increased spares volumes on the S-3, C-130, CH-47, and CH-53 platforms, which were partially offset by reduced repair and overhaul sales on the V-22. Commercial OEM sales decreased due to decreased volumes on the Boeing 737 program, which were partially offset by increased volumes on the 787 program and business jets volume.

Interiors

Net sales decreased by $11.6 million, or 10.0%, as reduced volume on the 737 program was partially offset by increased sales volume on the Boeing 787 program and a favorable settlement and improved pricing in Interiors across multiple programs that we expect will also benefit our results of operations over the remainder of fiscal 2025 as we continue to perform on these programs.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended December 31,		% Change	% of Segment Sales
	2024	2023		2024	2023
	(in thousands)
Adjusted EBITDAP
Systems & Support	$166,472	$128,738	29.3%	21.4%	18.0%
Interiors	924	(6,137)	115.1%	0.9%	(5.3)%
Total Segment Adjusted EBITDAP	167,396	122,601	36.5%	19.0%	14.7%
Less: Unallocated Corporate EBITDAP	(43,930)	(36,623)	(20.0)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$123,466	$85,978	43.6%	14.0%	10.3%

Systems & Support

Adjusted EBITDAP increased by $37.7 million, or 29.3%, primarily due to the increased mix in aftermarket sales as a percentage of total sales, including the spare parts intellectual property transactions disclosed above. These margin benefits were partially offset by reduced commercial OEM volumes, continued inflationary increases in labor and material costs, increased research and development expense, and increased administrative human capital costs of approximately $3.3 million.

Interiors

Adjusted EBITDAP increased by approximately $7.1 million, primarily due to the favorable settlement and price increases disclosed above, partially offset by decreased sales volume and continued inflationary increases in labor and material costs. These factors also drove the increase in Adjusted EBITDAP as a percentage of segment sales.

Unallocated Corporate EBITDAP

Unallocated Corporate EBITDAP increased primarily due to a prior period gain recognized on receipt of proceeds that represents reimbursement of environmental remediation costs for which we were indemnified by the previous owner of the related operations and increased and human capital costs.

Liquidity and Capital Resources

Discontinued Operations

The accompanying condensed consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the nine months ended December 31, 2023, were immaterial.

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and the availability of proceeds from the Securitization Facility. During the nine months ended December 31, 2024, we had a net cash outflow of $109.8 million from operating activities compared with a net cash outflow of $68.3 million for the nine months ended December 31, 2023, a decrease of $41.5 million. Cash flows were primarily driven by timing of receivables and payables, including the liquidation of approximately $24.4 million of customer advances received as of March 31, 2024, as well as increases in inventory as a result of anticipated increasing demand and supply chain challenges, which we expect to improve in the fourth quarter of fiscal 2025. The temporary work stoppage resulting from the strike by Boeing employees also resulted in increased inventory as shipments shifted to our fourth fiscal quarter. Cash flows from operations are consistent with seasonal working capital needs, and we expect continued improvement in the remainder of fiscal 2025. Interest payments were approximately $46.9 million for the nine months ended December 31, 2024, as compared with $75.1 million for the nine months ended December 31, 2023, with the decrease due to lower debt levels.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended December 31, 2024, decreased $7.1 million from the nine months ended December 31, 2023. Cash flows used in investing activities for the nine months ended December 31, 2024, were principally related to capital expenditures of approximately $15.4 million. Cash flows used in investing activities for the nine months ended December 31, 2023, included payments on the sale of assets and businesses of $6.8 million with additional investing outflows from capital expenditures of $16.3 million. We currently expect full year capital expenditures in fiscal 2025 to be in the range of $20.0 million to $25.0 million. The majority of our planned fiscal 2025 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the nine months ended December 31, 2024, were $128.4 million, compared with cash flows provided by financing activities for the nine months ended December 31, 2023, of $28.4 million. Current period financing cash flows pertain primarily to our redemption of approximately $120.0 million of our 2028 First Lien Notes at a redemption price

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

equal to 103.000% of the principal amount redeemed, resulting in a premium upon redemption of $3.6 million, and draws and subsequent redemption under our securitization facility of $40.0 million. We may from time to time pursue other redemptions or repurchases, but we cannot make assurances of if or when any such activity may take place, or the terms thereof. As of December 31, 2024, we had $133.5 million of cash on hand and $31.3 million was available under our Securitization Facility after giving effect to approximately $20.8 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum, and the current outstanding balance.

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

Management's Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Parent and Guarantor Summarized Financial Information	December 31,	March 31,
Summarized Balance Sheet	2024	2024
	in thousands
Assets
Due from non-guarantor subsidiaries	$12,736	$316
Current assets	560,506	721,953
Noncurrent assets	631,542	625,768
Noncurrent receivable from non-guarantor subsidiaries	63,717	78,435

Liabilities
Due to non-guarantor subsidiaries	31,374	36,721
Current liabilities	270,153	307,837
Noncurrent liabilities	1,282,067	1,429,101

		Nine Months Ended
Summarized Statement of Operations		December 31, 2024
		in thousands
Net sales to non-guarantor subsidiaries		$1,133
Net sales to unrelated parties		821,158
Gross profit		245,264
Loss from continuing operations before income taxes		(8,013)
Net loss		(797)

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” "plan," "estimate," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially are uncertainties relating to the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the risk that the Company’s shareholders may not approve the proposed transaction, inability to complete the Merger because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived, uncertainty as to the timing of completion of the Merger, potential adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the announcement or completion of the Merger, potential litigation relating to the Merger that could be instituted against the Company, Parent or their respective directors and officers, including the effects of any outcomes related thereto, possible disruptions from the proposed transaction that could harm the Company’s or Parent’s business, including current plans and operations, our ability to execute on our restructuring plans, the integration of acquired businesses, divestitures of our business, efforts to optimize our asset base, general economic conditions affecting our business segments, severe disruptions to the economy, the financial markets, and the markets in which we compete, dependence of certain of our businesses on certain key customers, and the risk that we will not realize all of the anticipated benefits from efforts to optimize our asset base, as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 31, 2024, and in our quarterly reports on Form 10-Q.

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

As of December 31, 2024, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

On May 7, 2024, a complaint was filed in the Court of Chancery of the State of Delaware by Qarbon, the buyer of the Red Oak facility, against TAS and the Company, alleging claims for breach of contract, fraudulent inducement of contract, and unjust enrichment arising out of the sale of the Red Oak facility. The complaint alleges that TAS failed to disclose potential future losses associated with the Boeing T-7A trainer program, which rendered certain representations and warranties about the financial condition of the Red Oak facility false. The complaint seeks partial rescission of the divestiture agreement as it relates to assignment of the T-7A contract and damages for past and future losses in an unspecified amount under the T-7A contract. On July 11, 2024, TAS and the Company filed a motion to dismiss Qarbon’s complaint in its entirety. On October 16, 2024, Qarbon filed an amended complaint rather than an answering brief. On November 22, 2024, TAS and the Company filed a motion to dismiss Qarbon’s amended complaint. The Court of Chancery has not yet ruled on the motion to dismiss.

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

While we cannot predict the outcome of any pending or future litigation, proceeding or claim and no assurances can be given, we intend to vigorously defend claims brought against the Company. If we are unable to successfully and equitably resolve such claims and assertions, our business, financial condition, and results of operations could be materially adversely affected.

Item 1A. Risk Factors.

Other than as disclosed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

The failure to complete our announced Merger could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

On February 3, 2025, the Company announced that it entered into a Merger Agreement under which affiliates of Warburg Pincus LLC and Berkshire Partners LLC will acquire the Company through a newly formed, co-owned entity. The transaction is expected to close in the second half of calendar year 2025, subject to customary closing conditions, including approval by holders of a majority of the outstanding shares of the Company's common stock and receipt of required regulatory approvals. There is no assurance that all of the conditions of the Merger Agreement will be satisfied, or that the Merger will be completed on the announced terms, within the expected timeframe or at all. The closing of the Merger may be delayed, or the transaction may not be completed, due to a number of factors, including as a result of the failure to obtain shareholder or regulatory approval or to satisfy any other requisite closing conditions.

If the transaction does not close, we could suffer consequences that may have an adverse effect on our business, financial condition, operating results, cash flows and stock price. To the extent that the market price of our common stock reflects the assumption that the Merger will be completed, the price of our stock could decline. The Company may experience adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the failure to complete the Merger. There may be potential litigation relating to the Merger that could be instituted against the Company.

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

Triumph Group, Inc.
(Registrant)

	President and Chief Executive Officer	February 6, 2025
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	February 6, 2025
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

Vice President, Controller
/s/ Kai W. Kasiguran	(Principal Accounting Officer)	February 6, 2025
Kai W. Kasiguran