Form 10-K
period 2025-03-31
TRIUMPH GROUP INC
filed 2025-05-28
CIK 1021162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of September 30, 2024, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $977 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the New York Stock Exchange on September 30, 2024. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on May 19, 2025, was 77,715,067.

Documents Incorporated by Reference

Portions of the following document are incorporated herein by reference:

The Proxy Statement of Triumph Group, Inc. to be filed in connection with our 2025 Annual Meeting of Stockholders is incorporated in part in Part III hereof, as specified herein.

PART I

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "plan," "believe," "potential," and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required, and that such amounts may be material, or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by us. In addition to these factors, among other factors that could cause actual results to differ materially, are uncertainties relating to the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined below), inability to complete the Merger (as defined below) because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived, uncertainty as to the timing of completion of the Merger, restrictions or prohibitions under certain covenants in the Merger Agreement during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities, potential adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the announcement or completion of the Merger, significant costs associated with the Merger, potential litigation relating to the Merger that could be or has been instituted against the Company, Parent (as defined below) or their respective directors and officers, including the effects of any outcomes related thereto, possible disruptions from the proposed transaction that could harm the Company’s or Parent’s business, including current plans and operations; the general economic conditions affecting our business segments; severe disruptions to the economy, the financial markets, and the markets in which we compete, including as a result of changes in regulations or tariffs; dependence of certain of our businesses on certain key customers; and the risk that we will not realize all of the anticipated benefits from efforts to optimize our asset base, as well as competitive factors relating to the aerospace industry. For a more detailed discussion of these and other factors affecting us, see the risk factors described in "Item 1A. Risk Factors."

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

Products and Services

We offer a variety of products and services to the aerospace industry through two operating segments: (i) Triumph Systems & Support, whose companies design, develop, and support proprietary components, subsystems, and systems; produce complex assemblies using external designs; and provide full life cycle solutions for commercial, regional, and military aircraft and (ii) Triumph Interiors, whose companies supply commercial, business, and regional manufacturers with insulation parts, interior and composite components to Triumph and customer designs, and the manufacture of thermo-acoustic insulation, environmental control system ducting, and other aircraft interior components for major aerospace OEMs. We also maintain full maintenance, repair, and overhaul capabilities for all Triumph products across Systems & Support and Interiors, including the manufacture of spare parts.

Systems & Support’s capabilities include landing gear-system design; hydraulic, mechanical, and electromechanical actuation; hydraulic power generation and control; a complete suite of aerospace gearbox solutions, including engine accessory gearboxes and helicopter transmissions; active and passive thermal systems including vapor cycle systems and heat exchangers; and fuel pumps, fuel metering units, and full authority digital electronic control ("FADEC") fuel systems.

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

Triumph has established multiple Customer Focus Teams ("CFT"), which are cross functional teams focused on Triumph’s activities, performance, growth plans and coordination with certain large customers.

Our business development teams and CFTs operate as the front end of the selling process, establishing and maintaining relationships, identifying opportunities to leverage our brand, and providing service for our customers. We meet our customers’ needs by designing systems that integrate the capabilities of our companies.

Our government and defense contracts consist of both sole source and competitive products. We generally do not bid or act as the primary contractor but will typically bid and act as a subcontractor on contracts on a fixed-price basis. We generally sell to our other customers on a fixed price, negotiated contract, or purchase order basis.

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

As of March 31, 2025, our backlog was approximately $1.90 billion, of which $1.54 billion and $0.36 billion related to Systems & Support and Interiors, respectively, including approximately $0.32 billion of Interiors backlog that is based on expected purchase orders from major customers. As of March 31, 2024, our backlog was approximately $1.90 billion, of which $1.56 billion and $0.34 billion related to Systems & Support and Interiors, respectively, including approximately $0.31 billion of Interiors backlog that is based on expected purchase orders from major customers. Of the existing backlog of $1.90 billion, we estimate approximately $1.19 billion will be shipped by March 31, 2026. Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on our backlog.

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

Certain of our facilities, including facilities acquired and operated by us or one of our subsidiaries, have at one time or another been under active investigation for environmental contamination by federal or state agencies when acquired, and at least in some cases, continue to be under investigation or subject to remediation. We are frequently indemnified by prior owners or operators and/or present owners of the facilities for liabilities that we incur as a result of these investigations and the environmental contamination found that predates our acquisition of these facilities, subject to certain limitations. We also maintain a pollution liability policy that provides coverage for certain material liabilities associated with the cleanup of on-site pollution conditions, as well as defense and indemnity for certain third-party suits (including Superfund liabilities at third-party sites), in each case, to the extent not otherwise indemnified. This policy applies to all of our manufacturing and assembly operations worldwide. Also, the need for remediation of potential environmental contamination could be identified at facilities formerly owned by us that have been divested as part of restructuring and related initiatives, and such obligations could be material. If we are required to pay the expenses related to environmental liabilities because neither indemnification nor insurance coverage is available, these expenses could have a material adverse effect on us.

There have not been, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change; from the known physical effects of climate change; or as a result of supporting our environmental, social, and governance ("Corporate Citizenship") initiatives. Further increases in regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

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

We use a wide variety of human capital measures in managing our business, including talent acquisition, retention, and development metrics; and employee safety and health metrics.

Several of our subsidiaries are parties to collective bargaining agreements with labor unions. Under those agreements, we currently employ approximately 465 full-time employees. Currently, approximately 13% of our 3,696 permanent employees are represented by labor unions and approximately 37% of net sales are derived from the facilities at which at least some employees are unionized. Of the 465 employees represented by unions, no employees are working under contracts that have expired.

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

We monitor the effectiveness of our safety and health program by comparing recordable incidents and incident severity to specific performance metrics established annually. We measure the volume of safety incidents through the total recordable incident rate (“TRIR”) metric. This rate is measured on a calendar year basis, and the table below reflects our results over the three most recent calendar years:

	Calendar year ended
Safety Metric	2024	2023	2022
TRIR	0.6	0.8	1.17
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

In 2008, the Triumph Group Charitable Foundation was formed and funded. In fiscal year of 2025, the Triumph Group Charitable Foundation allocated approximately $0.5 million to approximately 130 recipient organizations. These organizations were principally nominated by our employees. The Triumph Group Charitable Foundation makes contributions to organizations that are focused on improving our communities; supporting veterans and military families; and advancing education, particularly in the areas of science, technology, engineering, and mathematics (“STEM”).

Executive Officers

Our current executive officers are:

Name	Age	Position
Daniel J. Crowley	62	Chairman, President and Chief Executive Officer
James F. McCabe, Jr.	62	Senior Vice President, Chief Financial Officer
Jennifer H. Allen	53	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas A. Quigley, III	48	Vice President, Investor Relations, Mergers & Acquisitions and Treasurer
Kai W. Kasiguran	39	Vice President, Controller

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

Recent Developments

On February 2, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Titan BW Acquisition Holdco Inc., a Delaware corporation (“Parent”), and Titan BW Acquisition Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds managed by Warburg Pincus LLC (“Warburg Pincus”) and Berkshire Partners LLC (“Berkshire”).

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

On April 16, 2025, our stockholders approved the Merger. Additionally, the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Merger expired at 11:59 p.m. Eastern Time on March 10, 2025. The Company also received the required regulatory approvals under the foreign investment law in the United Kingdom from the UK Investment Security Unit on April 16, 2025 and under the EU Merger Regulation from the European Commission on April 25, 2025. The Merger is expected to close before or during the second half of calendar year 2025, subject to customary closing conditions, including (i) receipt of required regulatory approvals under certain regulatory laws, including applicable foreign direct investment laws in France and Germany and (ii) the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement.

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

On February 3, 2025, the Company announced that it entered into a Merger Agreement under which affiliates of Warburg Pincus LLC and Berkshire Partners LLC will acquire the Company through a newly formed, co-owned entity. The transaction is expected to close before or during the second half of calendar year 2025, subject to customary closing conditions, including receipt of required regulatory approvals. There is no assurance that all of the conditions of the Merger Agreement will be satisfied, or that the Merger will be completed on the announced terms, within the expected timeframe or at all. The closing of the Merger may be delayed, or the transaction may not be completed, due to a number of factors, including as a result of the failure to obtain regulatory approval or to satisfy any other requisite closing conditions.

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

A substantial percentage of our gross profit and operating results derive from commercial aviation. Our operations have been focused on designing, engineering, manufacturing, repairing and overhauling a broad portfolio of aircraft components, accessories, subassemblies, and systems. Therefore, our business is directly affected by economic factors and other trends that affect our customers in the aerospace industry, including a possible decrease in outsourcing by OEMs and aircraft operators or projected market growth that may not materialize or be sustainable. We are also significantly dependent on sales to the commercial aerospace market, which has been cyclical in nature with significant downturns in the past. When these economic and other factors adversely affect the aerospace industry, they tend to reduce the overall customer demand for our products and services, which decreases our operating income. Economic and other factors that might affect the aerospace industry such as disruption in the supply chain, high inflation, or the impact of tariffs has had and may in the future have an adverse impact on our results of operations and liquidity. An increase in energy costs and the price of fuel to the airlines could result in additional pressure on the operating costs of airlines. The market for jet fuel is inherently volatile and is subject to, among other things, changes in government policy on jet fuel production; fluctuations in the global supply of crude oil; disruptions in oil production or delivery caused by hostility in oil-producing areas; or potential legislation or strategic initiatives to address climate change by reducing greenhouse gas emissions, creating carbon taxes, or implementing or otherwise participating in cap and trade programs. Airlines are sometimes unable to pass on increases in fuel prices or other costs to customers by increasing fares due to the competitive nature of the airline industry, and this compounds the pressure on operating costs. Other events of general impact such as natural disasters, pandemics, war, terrorist attacks affecting the industry or pandemic health crises may lead to declines in the worldwide aerospace industry that could adversely affect our business and financial condition.

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

We derive a significant portion of our revenue from the U.S. Government, primarily from defense-related programs with the U.S. Department of Defense (“U.S. DoD”). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions, ongoing or emerging geopolitical conflicts such as conflict between Russia and Ukraine and developments in the conflict in the Middle East, and the ability of the U.S. Government to enact relevant legislation such as authorization and appropriations bills. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. Government discretionary spending levels will continue to be subject to pressure.

In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies within the overall budgetary framework described above. While we expect funding for major military programs to remain stable, uncertainty remains because defense budgets in fiscal year 2025 and beyond have not been finalized. Future budget cuts associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of our operations, financial position and/or cash flows.

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

For certain of our new development programs, we regularly commence work or incorporate customer-requested changes prior to negotiating pricing terms for engineering work or the product pricing which has been modified. We typically have the contractual right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs or a lower than expected profit margin and could have an adverse effect on our results of operations.

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

In addition, negotiations over our price claims may lead to disputes with our customers that may result in litigation and its associated costs and risks of damages, penalties and injunctive relief, any of which could have a material, adverse effect on our business and results of operations.

Implementing new programs and technologies subjects us to operational uncertainty.

New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, subcontractor performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs; if we were to experience unexpected fluctuations in raw material prices or other fluctuations, including the impact of new or changing tariffs, in supplier costs leading to cost overruns; if we were unable to successfully perform under revised design and manufacturing plans or successfully and equitably resolve claims and assertions; or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory or contract assets if they were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

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

We have numerous competitors in the aerospace industry. We compete primarily with the top-tier systems integrators and the manufacturers that supply them, some of which are divisions or subsidiaries of OEMs and other large companies that manufacture aircraft components and subassemblies. Our OEM customers, which include Boeing, Airbus, BAE, Bell Helicopter, Bombardier, GE Aerospace, Gulfstream, Honeywell, Lockheed Martin, Northrop Grumman, RTX Corporation, Rolls Royce and Sikorsky, may choose not to outsource production of systems, subsystems, components, or aerostructures due to, among other things, a desire to vertically integrate direct labor and overhead considerations, capacity utilization at their own facilities, or a desire to retain critical or core skills. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource. We also face competition from non-OEM component manufacturers, including Parker, Eaton, Honeywell, Transdigm, and Safran. Competition for the repair and overhaul of aviation components comes from three primary sources: OEMs, major commercial airlines and independent repair and overhaul companies.

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

The ongoing conflicts between Ukraine and Russia and developments in the conflict in the Middle East, and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response, may continue to cause disruption and instability in global markets, supply chains, and industries that directly or indirectly affect the aerospace industry. As a result of these geopolitical conflicts, businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials, as well as increased risk of cyber attacks, inflationary pressures, and market volatility. The extent and duration of the war, sanctions, and resulting market disruptions are impossible to predict, and our business and results of operations could be adversely affected.

Changes to U.S. tariff and import/export regulations may have a negative effect on our business, financial condition and results of operations.

Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from many countries with whom the U.S. engages in trade. In response to those tariffs, certain of the impacted countries have announced, and in some cases imposed, counter tariffs on goods that are imported from the U.S. We have operations, customers and suppliers in the U.S., Mexico, Canada and other countries and regularly import and export goods and services to and from those countries. We are pursuing a variety of actions designed to mitigate the potential impact of tariffs, including (i) utilizing available exemptions or exclusions to tariffs, such as trade agreements, (ii) implementing a duty drawback program, (iii) evaluating operational and supply chain changes, and (iv) where feasible, increasing the prices of our goods and services. Despite these countermeasures, if the imposition of current tariff levels is sustained, we expect our profitability, cash flows and estimates inherent in our financial statements to be negatively affected. The uncertainty caused by these tariff developments also could materially adversely affect global economic conditions and the stability of global financial markets, which could in turn negatively impact our customers, suppliers, and us.

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

We have faced and may continue to face cybersecurity threats. These cybersecurity threats are evolving and include, but are not limited to, malicious software; ransomware; attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, subcontractors, and joint venture partners; and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. For example, on July 27, 2024, the Company identified a cybersecurity incident involving unauthorized access to certain of its information technology systems. The Company has since restored the affected information technology systems, resumed normal operations and determined that the cybersecurity incident has not had and is not reasonably likely to have a material impact on the Company’s financial condition or results of operations.

Additionally, our systems are decentralized, which presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a business function than we would be in a more centralized, enhanced environment. In addition, “company-wide” business initiatives, such as the integration of information technology systems, carry a higher risk of failure. Depending on the nature of the initiative, such failure could result in loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), remediation costs, indemnity obligations and other potential liabilities, regulatory or government action, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative media attention, reputational damage, and loss of confidence from our government clients.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on our reputation, operating results and financial condition.

Any significant disruption from key suppliers of raw materials and key components could delay production and decrease revenue.

We are highly dependent on the availability of essential raw materials such as metallics and composites, and purchased machined components, engineered component parts and special processes from our suppliers, many of which are available only from single customer-approved sources. Moreover, we are dependent upon the ability of our suppliers to provide raw materials and components that meet our specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts could require us to identify and enter into contracts with alternate suppliers that are acceptable to both us and our customers, which could result in significant delays, expenses, increased costs (including late delivery penalties under contracts with our customers), and management distraction and adversely affect production schedules and contract profitability.

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
•
reduction to credit terms; and
•
geopolitical conditions in the global supply base, including tariffs.

In addition, some contracts with our suppliers for raw materials, component parts and other goods are short-term contracts, which are subject to termination on a relatively short-term basis. The prices of our raw materials and component parts fluctuate depending on market conditions, including inflationary pressures and tariffs, and substantial increases in prices could increase our operating costs, which, as a result of our fixed-price contracts, we may not be able to recoup through increases in the prices of our products.

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

A significant portion of our net sales is derived from fixed-price contracts under which we have agreed to supply components systems or services for a price determined on the date we entered into the contract. Contract terms vary but are generally less than five years in length. Several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates, and we generally bear the majority of risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on these contracts. In a fixed-price contract, we may be required to fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. This risk is greater in periods of high inflation or global instability, including tariff implementation. Because our ability to terminate contracts is generally limited, we may not be able to terminate our performance requirements under these contracts at all or without substantial liability and, therefore, in the event we are sustaining reduced profits or losses, we could continue to sustain these reduced profits or losses for the duration of the contract term. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profitability or cause losses on programs.

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

As we pursue customers in Asia, South America and other less developed aerospace markets throughout the world, our inability to ensure the creditworthiness of our customers in these areas could adversely impact our overall profitability. In addition, with operations in France, Germany, Mexico, and the United Kingdom, and customers throughout the world, we are subject to the legal, political, social and regulatory requirements, and economic conditions of other jurisdictions. In the future, we may also make additional international capital investments, including further acquisitions of companies outside the United States or companies having operations outside the United States. Risks inherent to international operations include, but are not limited to, the following:

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

We must comply with all applicable export control laws and regulations of the United States and other countries. Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and jurisdictions in which we do business, could materially and adversely affect our business and results of operations.

Additionally, United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR"), and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. Government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials.

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

We have implemented policies, procedures, training, and other compliance controls and have negotiated terms designed to prevent misconduct by employees, agents, or others working on our behalf or with us that would violate the applicable laws of the jurisdictions in which we operate, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition and data privacy. However, we cannot ensure that we will prevent all such misconduct committed by our employees, agents, subcontractors, suppliers, business partners, or others working on our behalf or with us, and this risk of improper conduct may increase as we expand globally. Improper actions by those with whom or through whom we do business (including our employees, agents, subcontractors, suppliers, or business partners) could subject us to administrative, civil or criminal investigations and monetary and non-monetary penalties, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities is increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, environmental protection, climate change, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws, or revised tax law interpretations).

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

Item 2. Properties

As of March 31, 2025, we conducted business from office and operating facilities throughout the United States and select global markets, with our largest international facilities being located in the United Kingdom and Mexico. We also lease a facility in Radnor, Pennsylvania, for our corporate headquarters.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "TGI." As of May 19, 2025, there were approximately 113 holders of record of our common stock and we believe that our common stock was beneficially owned by approximately 22,061 persons.

Dividend Policy

During fiscal 2025 and 2024, we made no declaration or payments of dividends due to the March 2020 suspension of our dividend program. This suspension is still in place. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors. No assurance can be given that cash dividends will be declared and paid at historical levels or at all. Certain of our debt arrangements restrict our paying dividends and making distributions on our capital stock, except for the payment of stock dividends and redemptions of an employee's shares of capital stock upon termination of employment. We currently have an accumulated deficit which could limit or restrict our ability to pay dividends in the future. Pursuant to the terms of the Merger Agreement, without the prior written consent of Parent, we are prohibited from declaring or paying any dividends on, or making any other distributions (whether in cash, stock or property or any combination thereof) in respect of, any of our capital stock, other equity interests or voting securities, other than dividends and distributions by a direct or indirect wholly owned subsidiary of the Company to its parent.

Repurchases of Stock

In December 1998, we announced a program to repurchase up to 500,000 shares of our common stock. In February 2008, the our Board of Directors authorized an increase in our existing stock repurchase program by up to an additional 500,000 shares of its common stock. In February 2014, our Board of Directors authorized an increase in our existing stock repurchase program by up to an additional 5,000,000 shares of its common stock. Though no purchases have been made in recent years, to the extent permitted by documentation governing our indebtedness, repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program. As of May 28, 2025, we remain able to purchase an additional 2,277,789 shares under such program. We currently have an accumulated deficit which, together with certain restrictive covenants imposed by credit agreements or indentures governing debt securities, could limit or restrict our ability to repurchase stock in the future.

Pursuant to the terms of the Merger Agreement, without the prior written consent of Parent, we are prohibited from repurchasing, redeeming, or otherwise acquiring, or offering to repurchase, redeem, or otherwise acquire, any of our common stock except for acquisitions, or deemed acquisitions, of our common stock in connection with (i) the withholding of taxes in connection with the exercise, vesting and settlement of equity awards in accordance with the terms thereof as in effect as of the date of the Merger Agreement granted to employees and non-employee directors under our stock incentive plans disclosed in Note 16 and (ii) forfeitures of such equity awards.

Performance Graph

The following graph compares the cumulative 5-year total return provided stockholders on our common stock relative to the cumulative total returns of the Russell 1000 index, the Russell 2000 index and the S&P Aerospace & Defense index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2020, and its relative performance is tracked through March 31, 2025.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Triumph Group, Inc., and The Russell 1000 and 2000 Indexes

And The S&P Aerospace & Defense Index

* $100 invested on March 31, 2020, in stock or index, including reinvestment of dividends.

	Fiscal year ended March 31,
	2020	2021	2022	2023	2024	2025

Triumph Group, Inc.	100.00	271.89	373.96	171.45	222.49	374.85
Russell 1000	100.00	160.59	181.90	166.63	216.40	233.32
Russell 2000	100.00	194.85	183.57	162.27	194.25	186.46
S&P Aerospace & Defense	100.00	139.78	159.84	166.45	184.05	220.03

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

Proposed Merger

On February 2, 2025, we entered into a definitive agreement under which affiliates of Warburg Pincus LLC and Berkshire Partners LLC will acquire the Company through a newly formed, co-owned entity. The transaction is expected to close before or during the second half of calendar year 2025, subject to customary closing conditions, including receipt of required regulatory approvals. Refer to Note 1 for further disclosure.

Summary of Significant Financial Results

Significant financial results for the fiscal year ended March 31, 2025, include:

•
Net sales increased 5.9% to $1.26 billion.
•
Operating income was $139.4 million.
•
Income from continuing operations was $35.9 million, or $0.46 per diluted common share.
•
Net income, including income from discontinued operations, was $40.9 million or $0.52 per diluted common share.
•
Backlog of our continuing operations was consistent with prior year at $1.90 billion.
•
We generated $37.9 million of cash flows from operating activities.

Warrants Distribution

As disclosed in Note 2, on December 19, 2022, we issued approximately 19.5 million Warrants to holders of record of common stock as of the Record Date. Each Warrant represented the right to purchase initially one share of common stock at an exercise price of $12.35 per Warrant. Payment for shares of common stock on exercise of Warrants could have been made in (i) cash or (ii) under certain circumstances, Designated Notes (as defined in Note 2). Approximately 8.1 million warrants were exercised between the date of the Warrants initial distribution on December 19, 2022, through July 6, 2023. In the year ended March 31, 2024, approximately 7.7 million warrants were exercised for total cash proceeds, net of transaction costs, of approximately $80.0 million. On July 6, 2023, the Company redeemed all of the approximately 11.4 million outstanding Warrants for a total redemption price of less than $0.1 million. In total, as a result of the Warrant exercises, from the date of issuance on December 19, 2022, through redemption on July 6, 2023, the Company increased its cash by approximately $84.1 million and reduced debt by approximately $14.4 million.

Significant Developments in Key Programs

Discussion of significant developments on key programs is included below.

Boeing 737

The Boeing 737 program represented approximately 9% and 14% of net sales for the fiscal years ended March 31, 2025 and 2024, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 737 program, OEM production revenue represented approximately 70% and 88% for the years ended March 31, 2025 and 2024, respectively. In January 2025, Boeing publicly disclosed that it had finalized the International Association of Machinists and Aerospace Workers (IAM) agreement and that production of the 737 had resumed with plans to gradually increase the production rate. In April 2025, Boeing publicly disclosed 737 production rates had gradually increased in Boeing's first fiscal quarter, and production was still expected to reach 38 per month by the end of calendar year 2025. While the temporary work stoppage had a short-term impact on our fiscal 2025 results, we do not expect the impact to be material to our results of operations or financial condition in fiscal 2026 and beyond.

Boeing 787

The Boeing 787 program represented approximately 8% and 5% of net sales for the fiscal years ended March 31, 2025 and 2024, respectively, inclusive of both OEM production and aftermarket sales. Of the total revenue recognized on the 787 program, OEM production revenue represented approximately 69% and 80% for the years ended March 31, 2025 and 2024, respectively. We expect net sales on the 787 program to increase in fiscal 2026 and represent more than 10% of net sales. In April 2025, Boeing publicly disclosed the 787 program continued to stabilize production at five per month and reaffirmed expectations of an increase to seven per month in calendar 2025. In May 2025, Boeing announced that it had entered into an agreement with Qatar Airways in which the carrier will purchase 130 787 Dreamliners, the largest order to date for the 787 program.

No other programs are expected to represent more than 10% of our consolidated net sales.

Discontinued Operations and Divestitures

In March 2024, we completed the sale of third-party maintenance, repair, and overhaul operations located in Wellington, Kansas; Grand Prairie, Texas; San Antonio, Texas; Hot Springs, Arkansas; and Chonburi, Thailand (“Product Support”) and recognized a gain in the fourth quarter of fiscal 2024. As a result of this transaction, we have classified the Product Support results of operations for all periods presented as discontinued operations and these operations are no longer reported as part of the Systems & Support reportable segment. As a result, and unless specifically stated, all discussions regarding results for years ended March 31, 2025 and 2024, reflect results from our continuing operations. In July 2024, the Company finalized certain purchase price adjustments principally related to the transferred working capital of the divested Product Support operations and recognized a gain of approximately $5.0 million in the year ended March 31, 2025. The gain is included within discontinued operations on the accompanying consolidated statement of operations.

Refer to Note 3 for further discussion of this and other divestiture transactions.

RESULTS OF OPERATIONS

The following includes a discussion of our consolidated and business segment results of operations for the year ended March 31, 2025, compared with the year ended March 31, 2024. Our diverse structure and customer base do not allow for precise comparisons between periods of the impact of price and volume changes to specific line items in our results of operations. However, we have disclosed the significant variances between the respective periods. A discussion of our consolidated and business segment results of operations for the year ended March 31, 2024, compared with the year ended March 31, 2023, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on May 31, 2024, and is incorporated by reference.

Non-GAAP Financial Measures

We prepare and publicly release annual audited and quarterly unaudited financial statements prepared in accordance with U.S. GAAP. In accordance with Securities and Exchange Commission (the "SEC") rules, we also disclose and discuss certain non-GAAP financial measures in our public filings and earnings releases. Currently, the non-GAAP financial measures that we disclose are Adjusted EBITDA, which is our income (loss) from continuing operations before interest and gains or losses on debt modification or extinguishment, income taxes, amortization of acquired contract liabilities, costs incurred pertaining to shareholder cooperation agreements, consideration payable to customers related to divestitures, legal contingency losses (including legal judgments and settlements), gains/loss on divestitures, merger transaction costs, gains/losses on warrant remeasurements and warrant-related transaction costs, share-based compensation expense, depreciation and amortization (including impairment of long-lived assets), and the effects of certain pension charges such as curtailments, settlements, withdrawals, and other early retirement incentives; and Adjusted EBITDAP, which is Adjusted EBITDA, before pension expense or benefit (excluding pension charges already adjusted in Adjusted EBITDA). We disclose Adjusted EBITDA on a consolidated and Adjusted EBITDAP on a consolidated and a reportable segment basis in our earnings releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors more meaningfully evaluate and compare our future results of operations with our previously reported results of operations.

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

Set forth below are descriptions of the financial items that have been excluded from our income (loss) from continuing operations to calculate Adjusted EBITDA and Adjusted EBITDAP and the material limitations associated with using these non-GAAP financial measures as compared with income (loss) from continuing operations:

•
Merger transaction costs may be useful for investors to consider because they represent costs in connection with the Merger Agreement that have already been incurred and are not contingent upon the consummation of the merger transaction. We do not believe these charges necessarily reflect the current and ongoing cash earnings related to our operations.
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

The following table shows our Adjusted EBITDA and Adjusted EBITDAP reconciled to our income (loss) from continuing operations for the indicated periods (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Income (loss) from continuing operations (U.S. GAAP measure)	$35,856	$(34,467)	$72,417
Income tax expense	5,589	7,123	3,360
Interest expense and other	87,628	123,021	115,211
Debt modification and extinguishment loss	5,369	1,694	33,044
Warrant remeasurement gain, net	—	(8,545)	(8,683)
Legal contingencies loss	13,664	7,338	—
Consideration payable to customer related to divestiture	—	—	17,185
Shareholder cooperation expenses	—	1,905	—
Loss (gain) on sale of assets and businesses, net	—	12,208	(101,523)
Share-based compensation	13,010	9,445	8,913
Amortization of acquired contract liabilities	(3,133)	(2,721)	(2,500)
Merger transaction costs	11,909	—	—
Depreciation and amortization	29,587	29,625	32,259
Adjusted EBITDA (non-GAAP measure)	199,479	146,626	169,683
Non-service defined benefit loss (income) (excluding pension related charges)	4,983	(2,372)	(19,664)
Adjusted EBITDAP (non-GAAP measure)	$204,462	$144,254	$150,019

Fiscal year ended March 31, 2025, compared with fiscal year ended March 31, 2024

	Fiscal Year Ended March 31,
(In thousands)	2025	2024
Commercial OEM	$522,358	$530,263
Military OEM	273,846	261,918
Total OEM Revenue	796,204	792,181

Commercial Aftermarket	205,288	164,014
Military Aftermarket	210,662	183,108
Total Aftermarket Revenue	415,950	347,122

Non-Aviation Revenue	46,675	50,019
Amortization of acquired contract liabilities	3,133	2,721
Total Net Sales	$1,261,962	$1,192,043

Net Sales

Commercial OEM sales decreased $7.9 million, or 1.5%, primarily due to decreased sales volume on the Boeing 737 program and other commercial fixed wing platforms, which were partially offset by increased sales on the Boeing 787 program, increased business jets volume, and a favorable settlement resulting in near-term improved pricing in Interiors across multiple programs for fiscal 2025 deliveries.

Military OEM sales increased $11.9 million, or 4.6%, primarily due to increased sales on the F/A-18, AH-64, CH-47, UH-60, and CH53 platforms, which were partially offset by decreased sales on the E-2C and F-15 platforms.

Commercial Aftermarket sales increased $41.3 million, or 25.2%, primarily due to increased spares sales on Boeing commercial platforms as well as a spare parts intellectual property transaction of approximately $4.6 million in the current year, partially offset by decreased spares volumes on the Bell 429, Cessna 525, and the Global G500 platforms as well as a prior year intellectual property transaction of approximately $4.2 million.

Military aftermarket sales increased $27.6 million, or 15.0%, primarily due to increased spares sales across several platforms including the C-130, E-2C, CH-47, and CH-53 and a military spare parts intellectual property transaction of approximately $5.0 million. Repair and overhaul sales were up modestly primarily due to increased volumes on CH-47, AH-64, and F-15.

Non-aviation sales decreased approximately $3.3 million, or 6.7%, primarily driven by decreased sales of non-aircraft military components.

	Year Ended March 31,
	2025	2024
	(in thousands)
Operating income	$139,425	$86,454
Non-service defined benefit expense (income)	4,983	(2,372)
Debt modification and extinguishment loss	5,369	1,694
Warrant remeasurement gain, net	—	(8,545)
Interest expense and other, net	87,628	123,021
Income tax expense	5,589	7,123
Income (loss) from continuing operations	$35,856	$(34,467)

Operating Income

Consolidated gross profit margin increased to 31.5% for the year ended March 31, 2025, from 27.1% for the year ended March 31, 2024. The increased mix in aftermarket sales as a percentage of total sales, including the net year over year effect of spare parts intellectual property transactions disclosed above, and the favorable settlement and increased pricing in Interiors offset challenges from continued inflationary increases in labor and material costs and lower production rates on the Boeing 737. Operating income increased approximately $52.9 million primarily due to the increased margins as well as the prior year divestiture loss of $12.2 million related to the sale of our Stuart, Florida manufacturing operations, partially offset by the $13.7 million legal contingencies loss disclosed in Note 17, approximately $11.9 million in merger transaction costs related to the Merger Agreement, and increased incentive compensation and research and development expenses.

Debt Modification and Extinguishment

Debt modification and extinguishment losses were approximately $5.4 million in the year ended March 31, 2025, as compared to $1.7 million in the year ended March 31, 2024. The current period extinguishment losses were the result of the redemption of $120.0 million in 2028 First Lien Notes in the three months ended June 30, 2024.

Warrant Remeasurement Gain

No warrant remeasurement gains were recognized in the year ended March 31, 2025, due to the fiscal 2024 redemption of all outstanding Warrants on July 6, 2023, for a total redemption price of less than $0.1 million.

Interest Expense and Other

Interest expense and other decreased due to lower debt levels primarily due to the redemption of approximately $556.7 million of long-term debt in the fourth quarter of fiscal 2024 and an additional $120.0 million redemption of long-term debt in the first quarter of fiscal 2025.

Non-service Defined Benefit Expense (Income)

Non-service defined benefit income decreased by $7.4 million to benefit expense of $5.0 million, primarily due to changes in actuarial assumptions and experience.

Income Taxes

The income tax expense was $5.6 million for the fiscal year ended March 31, 2025, reflecting an effective tax rate of 13.5%. During the fiscal year ended March 31, 2025, we adjusted the valuation allowance against the consolidated net deferred tax asset by $0.5 million primarily due to utilization of net operating loss carryforwards, disallowed interest expense deductions, research and development cost amortization, and pension and other postretirement benefit plans. As of March 31, 2025, management determined that it was necessary to maintain a valuation allowance against principally all of our net deferred tax assets.

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

Business Segment Performance—Fiscal year ended March 31, 2025, compared with fiscal year ended March 31, 2024

	Year Ended March 31,		% Change	% of Total Sales
	2025	2024		2025	2024
	(in thousands)
Net sales
Systems & Support	$1,118,405	$1,028,425	8.8%	88.6%	86.3%
Interiors	143,581	164,440	(12.7)%	11.4%	13.8%
Elimination of inter-segment sales	(24)	(822)	97.1%	(0.0)%	(0.1)%
Total net sales	$1,261,962	$1,192,043	5.9%	100.0%	100.0%

Systems & Support:

Net sales increased $90.0 million, or 8.7%, due to growth across all aviation sales channels. Commercial OEM primarily increased due to volumes on 787, business jets, and other narrowbody aircraft sales, which were partially offset by decreased sales on the 737 program. Military OEM grew primarily due to increased volume on F/A-18 and multiple military rotorcraft platforms, including AH-64, CH-47, CH-53, and UH-60. Commercial aftermarket grew primarily due to increased spares sales on Boeing commercial platforms, partially offset by reduced volumes on Bell 429 and Cessna 525 platforms. Military aftermarket grew primarily on increased spares volumes on the E-2, C-130, CH-47, CH-53, UH-60, and other military rotorcraft platforms as well as a spare parts intellectual property transaction of approximately $5.0 million in the current year, which were partially offset by reduced spares and repair and overhaul sales on the V-22 and lower spares volume on the AH-64 platform.

Interiors

Net sales decreased by $20.9 million, or 12.7%, as reduced volume on the 737 program was partially offset by increased sales volume on the Boeing 787 program, and a favorable settlement and near-term improved pricing in Interiors across multiple programs for fiscal 2025 deliveries.

	Year Ended March 31,		% Change	% of Segment Sales
	2025	2024		2025	2024
	(in thousands)
Adjusted EBITDAP
Systems & Support	$250,830	$200,074	25.4%	22.5%	19.5%
Interiors	7,823	(5,000)	256.5%	5.5%	(3.0)%
Total Segment Adjusted EBITDAP	258,653	195,074	32.6%	20.6%	16.4%
Less: Unallocated Corporate EBITDAP	(54,191)	(50,820)	(6.6)%	n/a	n/a
Total Consolidated Adjusted EBITDAP	$204,462	$144,254	41.7%	16.2%	12.1%

Systems & Support

Adjusted EBITDAP increased by $50.8 million, or 25.4%, primarily due to the increased mix in aftermarket sales as a percentage of total sales, including the net year over year effect of spare parts intellectual property transactions disclosed above. These margin benefits were partially offset by continued inflationary increases in labor and material costs, increased research and development expense, and increased incentive compensation expense.

Interiors

Adjusted EBITDAP increased by approximately $12.8 million, primarily due to the favorable settlement and price increases disclosed above, partially offset by decreased sales volume and continued inflationary increases in labor and material costs. These factors also drove the increase in Adjusted EBITDAP as a percentage of segment sales.

Unallocated Corporate EBITDAP

Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices and increased primarily due to increased incentive compensation expense.

Liquidity and Capital Resources

Discontinued Operations

The accompanying consolidated statements of cash flows do not present the cash flows from discontinued operations separately from cash flow from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the years ended March 31, 2025, 2024, and 2023, were immaterial.

The following discussion of our liquidity and capital resources includes cash flows from discontinued operations.

Operating Cash Flows

Our working capital needs are generally funded through our current cash and cash equivalents, cash flows from operations, and proceeds from the Securitization Facility. For the fiscal year ended March 31, 2025, we generated cash of $37.9 million from operating activities, compared with a net cash inflow of $9.4 million for the fiscal year ended March 31, 2024, an improvement of $28.5 million. Cash flows were primarily driven by timing of receivables and payables, including an increase of approximately $22.2 million in customer advances as of March 31, 2025, as compared with March 31, 2024. In both fiscal 2025 and 2024, operating cash outflows were used to support inventory increases in response to anticipated increasing demand. Interest payments were approximately $90.6 million for the twelve months ended March 31, 2025, as compared to approximately $148.0 million for the twelve months ended March 31, 2024, with the decrease due to lower debt levels. Other significant operating cash flow transactions included:

•
We contributed approximately $22.7 million to our U.S. qualified pension plan in the year ended March 31, 2025, and no cash contributions were made in the year-ended March 31, 2024.
•
We paid approximately $14.0 million in income taxes in the year ended March 31, 2025, as compared to approximately $11.8 million paid in the year ended March 31, 2024, with both periods including comparable income tax payments related to the taxable income generated upon the divestiture of Product Support.
•
We paid approximately $2.5 million in merger transaction costs related to the Merger Agreement in the year ended March 31, 2025, as compared with $12.5 million in transaction costs related to the Product Support divestiture.

Investing Cash Flows

Cash flows used in investing activities for the fiscal year ended March 31, 2025, decreased by $711.3 million from the cash flows provided by investing activities for the fiscal year ended March 31, 2024. Cash flows used in investing activities for the fiscal year ended March 31, 2025, were principally related to capital expenditures of approximately $19.1 million. Cash flows provided by investing activities for the year ended March 31, 2024, included net proceeds from the sale of assets and businesses of approximately $713.4 million, principally from approximately $720.3 million of proceeds from the sale of Product Support, partially offset by payments related to sale of assets and businesses of approximately $6.8 million as a result of the resolution of claims by the buyer related to the accounts payable representation and warranty under the purchase agreement and the finalization of certain purchase price adjustments related to the transferred working capital of the divested operations, as described in Note 3 and Note 17. Cash flows used in investing activities for the fiscal year ended March 31, 2024, also included capital expenditures of $21.8 million. We currently expect capital expenditures in fiscal 2026 to be in the range of $30.0 - $35.0 million. The majority of our planned fiscal 2026 capital expenditures are capital investments designed to improve our manufacturing efficiency and expand our capabilities.

Financing Cash Flows

Cash flows used in financing activities for the fiscal year ended March 31, 2025, were $129.7 million, compared with cash flows used in financing activities for the fiscal year ended March 31, 2024, of $534.3 million. Financing cash flows for the year ended March 31, 2025, pertain primarily to our redemption of approximately $120.0 million of our 2028 First Lien Notes at a redemption price equal to 103% of the principal amount redeemed, resulting in a premium upon redemption of $3.6 million, and draws and subsequent redemption under our securitization facility of $40.0 million. Financing cash flows for the year ended March 31, 2024, were principally the result of approximately $80.0 million in proceeds, net of related transaction costs, from Warrant exercises, and approximately $608.7 million in debt redemptions. As of March 31, 2025, we had $277.2 million of cash on hand and approximately $54.2 million was available under the Securitization Facility after giving effect to approximately $20.8 million in outstanding letters of credit, all of which were accruing interest at 0.125% per annum.

Refer to Note 3 and 17 for disclosures related to certain indemnifications, consent-to-assignment agreements, and guarantee agreements associated with our divestiture activities.

In December 2021, The Organization for Economic Cooperation and Development adopted rules for a global minimum tax framework to serve as a model to member nations (“BEPS Pillar Two”). In response, various governments have enacted, are in the process of enacting, or are considering legislation to adopt this global minimum tax. We have assessed the impact of Pillar Two on our operations and currently do not expect that it will result in substantial tax costs to us. As legislation is not final in many jurisdictions and is subject to change, it is possible that later developments will present a greater cost than those currently expected.

We currently expect fiscal 2026 operations to result in net cash inflows, however, due to cyclicality we anticipate using cash over the first half of fiscal 2026 and generating in the second half. We believe, based on an assessment of our current cash holdings as presented on the accompanying consolidated balance sheet as of March 31, 2025, as well as current market conditions, that cash flows from operations will be sufficient to meet anticipated cash requirements for our current operations for at least the next 12 months, with additional liquidity available under the Securitization Facility or any similar replacement facility we may establish. We also believe, based on our current cash, our fiscal 2026 operating cash flow expectations, and the expected expansion of cash flows from operations subsequent to fiscal 2026, that we have the ability to generate and obtain adequate amounts of cash to meet anticipated cash requirements for the foreseeable future. We continually evaluate opportunities to access the credit and capital markets. We may also seek transactions to extend the maturity of our indebtedness, reduce leverage, or decrease interest expense. Such transactions could include one or more repurchases or exchanges of our outstanding indebtedness. These transactions could increase our total amount of secured indebtedness or be dilutive to stockholders. There can be no assurances if or when we will consummate any such transactions or the timing thereof.

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

The 2028 First Lien Notes are guaranteed on a full, senior, joint and several basis by certain of the Company’s domestic restricted subsidiaries (the “Guarantor Subsidiaries”). Currently, our only domestic consolidated subsidiaries that are not guarantors of the 2028 First Lien Notes (the "Non-Guarantor Subsidiaries") are: (i) the receivables securitization special purpose entity, and (ii)

charitable foundation entity. The 2028 First Lien Notes and the related guarantees are secured by first-priority liens on substantially all of our assets and our subsidiary guarantors, whether now owned or hereafter acquired (the “Collateral”).

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

The following tables present summarized financial information of the Company and the Guarantor Subsidiaries on a combined basis. Consistent with the presentation of discontinued operations on the accompanying consolidated statements of operations as a separate line below income (loss) from continuing operations, the operating results of Guarantor Subsidiaries that are part of discontinued operations are only included in the table below within net income. The combined summarized financial information eliminates intercompany balances and transactions among the Company and the Guarantor Subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.

Parent and Guarantor Summarized Financial Information	March 31,
Summarized Balance Sheet	2025
in thousands
Assets
Due from non-guarantor subsidiaries	$249
Current assets	649,608
Noncurrent assets	632,614
Noncurrent receivable from non-guarantor subsidiaries	81,094

Liabilities
Due to non-guarantor subsidiaries	31,042
Current liabilities	345,972
Noncurrent liabilities	1,302,116

Year Ended
Summarized Statement of Operations	March 31, 2025
in thousands
Net sales to non-guarantor subsidiaries	$1,280
Net sales to unrelated parties	1,177,341
Gross profit	367,423
Income from continuing operations before income taxes	24,222
Net income	29,373

Our expected future cash flows for the next five years for long-term debt, leases and other obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in thousands)
Debt principal	$983,724	$8,984	$964,472	$5,944	$4,324
Debt interest(1)	258,965	87,480	170,366	792	327
Operating leases	18,885	3,928	6,222	2,971	5,764
Purchase obligations	782,799	566,683	214,363	1,678	75
Total	$2,044,373	$667,075	$1,355,423	$11,385	$10,490

(1)
Includes fixed-rate interest only.

The above table excludes unrecognized tax benefits of approximately $12.6 million as of March 31, 2025, since we cannot predict with reasonable certainty the timing of cash settlements with the respective taxing authorities.

In addition to the financial obligations detailed in the table above, we also had obligations related to our benefit plans at March 31, 2025, as detailed in the following table. Our other postretirement benefits are not required to be funded in advance, so benefit payments are paid as they are incurred. Our expected net contributions and payments are included in the table below:

Pension Benefits
(in thousands)
Projected benefit obligation at March 31, 2025	$1,423,104
Plan assets at March 31, 2025	1,151,233
Projected contributions by fiscal year
2026	39,499
2027	37,376
2028	34,052
2029	30,811
2030	24,869
Total 2026 - 2030	$166,607

Our total expected remaining net contributions to our qualified U.S. defined benefit pension plans in years beyond fiscal 2030 are approximately $20.4 million. Current plan documents reserve our right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

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

Postretirement Plans

Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States and the United Kingdom, which we sponsor. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. The most significant of these assumptions are the discount rates and the long-term expected rates of return on plan assets. Actual results that differ from our assumptions are accumulated and amortized for each plan to the extent required over the estimated future life expectancy of plan participants. We could be required to make future contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans. The Company regularly explores alternative solutions to meet its global pension obligations in the most cost-effective manner possible as demographics, life expectancy and country-specific pension funding rules change.

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

Expected Return on Plan Assets

We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term expected annual rate of return on assets was estimated at 7.93% and 7.94% for fiscal years 2025 and 2024, respectively.

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

Sensitivity Analysis

Pension Expense

A 25 basis point change in each of the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next 12 months:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
	(In thousands)
Expected long-term rate of return on plan assets	$(2,874)	$2,874
Discount rate	$230	$(254)

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. As of March 31, 2025, we have a valuation allowance against substantially all of our net deferred tax assets given the insufficient positive evidence to support the realization of our deferred tax assets. A reduction in the valuation allowance could result in a significant decrease in income tax expense in the period that the reduction is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve as well as our projected income in future periods.

Recently Issued Accounting Pronouncements

Refer to Note 1 for disclosure of the effects of recently issued accounting guidance, if any, that are significant to our financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with forecasted foreign denominated payments related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At March 31, 2025, a 10% change in the exchange rate in our portfolio of foreign currency contracts would not have a material impact on the unrecognized gains or losses recognized within operating income. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

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

The following table presents principal cash flows and the related interest rates. Fixed interest rates disclosed represent the weighted average rate as of March 31, 2025.

Expected Years of Maturity

	Next 12 Months	13 - 24 Months	25 - 36 Months	37 - 48 Months	49 - 60 Months	Thereafter	Total
Fixed rate cash flows (in thousands)	$8,984	$2,822	$961,650	$2,989	$2,955	$4,324	$983,724
Weighted average interest rate (%)	8.93%	8.96%	8.95%	7.33%	7.33%	7.33%

There are no other significant market risk exposures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Triumph Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Group, Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2025 expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets

Description of the Matter

As described in Note 12 of the consolidated financial statements, at March 31, 2025, the Company had deferred tax assets for deductible temporary differences and tax attributes of $44.3 million (net of a $399.7 million valuation allowance). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over the scheduling of the future reversal pattern of existing taxable temporary differences that have been identified as a source of future taxable income.

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

Defined Benefit Pension Obligations

Description of the Matter

At March 31, 2025, the Company’s aggregate defined benefit pension obligation was $1.4 billion and the net periodic benefit expense was $13.3 million. As described in Note 15 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension obligation and plan assets in the fourth quarter and upon a remeasurement event.

Auditing the defined benefit pension obligations and the related net periodic benefit expense, associated with certain of the Company’s defined benefit pension plans, required complex auditor judgment and technical expertise due to the judgmental nature of the actuarial assumptions (e.g., discount rate, mortality rate, expected return on plan assets) used in the measurement process. These assumptions had a significant effect on the projected benefit obligation and the net periodic benefit expense.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the defined benefit pension obligation calculations, the significant actuarial assumptions described above, and the data inputs provided to the Company’s actuarial specialists associated with certain of the Company’s defined benefit pension plans.

To test the defined benefit pension benefit obligation, and the related net periodic benefit expense associated with certain of the Company’s defined benefit pension plans, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, the underlying data used by management and its actuaries and the appropriateness of management’s judgments in applying the authoritative accounting literature. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension from prior year resulting from the change in service cost, interest cost, benefit payments, and actuarial gains and losses. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the actuarial assumptions. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected defined benefit pension cash flows to prior year amounts and compared the current year benefits paid to the prior year projected cash flows. To evaluate the mortality rate, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. Lastly, to evaluate the expected return on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1993.

Philadelphia, Pennsylvania

May 28, 2025

TRIUMPH GROUP, INC.

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$277,164	$392,511
Trade and other receivables, less allowance for credit losses of $4,574 and $4,773	154,888	138,272
Contract assets	69,752	74,289
Inventory, net	357,323	317,671
Prepaid expenses and other current assets	19,736	16,626
Total current assets	878,863	939,369
Property and equipment, net	154,538	144,287
Goodwill	512,342	510,687
Intangible assets, net	56,191	65,063
Other, net	24,994	26,864
Total assets	$1,626,928	$1,686,270
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$8,984	3,200
Accounts payable	162,917	167,349
Contract liabilities	78,430	55,858
Accrued expenses	144,747	129,855
Total current liabilities	395,078	356,262
Long-term debt, less current portion	963,715	1,074,999
Accrued pension and other postretirement benefits	277,509	283,634
Deferred income taxes	7,268	7,268
Other noncurrent liabilities	59,804	68,521
Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 77,435,476 and 76,923,691 shares issued and outstanding	77	77
Capital in excess of par value	1,118,610	1,107,750
Accumulated other comprehensive loss	(540,835)	(517,069)
Accumulated deficit	(654,298)	(695,172)
Total stockholders' deficit	(76,446)	(104,414)
Total liabilities and stockholders' deficit	$1,626,928	$1,686,270

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year ended March 31,
	2025	2024	2023
Net sales	$1,261,962	$1,192,043	$1,130,562
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	863,826	869,201	809,882
Selling, general and administrative	210,078	180,247	191,087
Depreciation and amortization	29,587	29,625	32,259
Legal contingencies loss	13,664	7,338	—
Restructuring	5,382	6,970	3,172
Loss (gain) on sale of assets and businesses, net	—	12,208	(101,523)
	1,122,537	1,105,589	934,877
Operating income	139,425	86,454	195,685
Non-service defined benefit expense (income)	4,983	(2,372)	(19,664)
Debt modification and extinguishment loss	5,369	1,694	33,044
Warrant remeasurement gain, net	—	(8,545)	(8,683)
Interest expense and other, net	87,628	123,021	115,211
Income (loss) from continuing operations before income taxes	41,445	(27,344)	75,777
Income tax expense	5,589	7,123	3,360
Income (loss) from continuing operations	35,856	(34,467)	72,417
Income from discontinued operations, net of tax expense of $0, $11,788 and $2,728, respectively	5,018	546,851	17,176
Net income	$40,874	$512,384	$89,593
Earnings (loss) per share—basic:
Earnings (loss) per share - continuing operations	$0.46	$(0.46)	$1.12
Earnings per share - discontinued operations	0.06	7.38	0.26
Earnings per share	$0.52	$6.92	$1.38
Weighted average common shares outstanding—basic	77,325	74,149	65,021
Earnings (loss) per share—diluted:
Earnings (loss) per share - continuing operations	$0.46	$(0.46)	$0.96
Earnings per share - discontinued operations	0.06	7.38	0.24
Earnings per share	$0.52	$6.92	$1.20
Weighted average common shares outstanding—diluted	77,857	74,149	71,721

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year ended March 31,
	2025	2024	2023
Net income	$40,874	$512,384	$89,593
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,618)	5,057	(1,273)
Defined benefit pension plans and other postretirement benefits:
Amounts arising during the period - net of tax expense
Prior service credit, net of taxes of $0, $0 and $0, respectively	3,126	—	—
Actuarial (loss) gain, net of taxes of $0, $0 and $0, respectively	(41,047)	12,511	(113,232)
Reclassification to net income - net of tax expense
Amortization of net loss, net of taxes of $0, $0 and $0, respectively	29,113	26,159	26,728
Recognized prior service credits, net of taxes of $0, $0 and $0, respectively	(5,002)	(5,002)	(5,002)
Total defined benefit pension plans and other postretirement benefits (expense) income, net of taxes	(13,810)	33,668	(91,506)
Cash flow hedges:
Unrealized (loss) gain arising during the period, net of tax expense of $0, $0 and $0, respectively	(2,888)	796	2,265
Reclassification of loss (gain) included in net earnings, net of tax expense of$0, $0 and $0, respectively	2,550	(1,944)	(778)
Net unrealized (loss) gain on cash flow hedges, net of tax	(338)	(1,148)	1,487
Total other comprehensive (loss) income	(23,766)	37,577	(91,292)
Total comprehensive income (loss)	$17,108	$549,961	$(1,699)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Stockholders' Deficit

(Dollars in thousands)

	Outstanding Shares	Common Stock All Classes	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
March 31, 2022	64,614,382	$64	$973,112	$(96)	$(463,354)	$(1,297,149)	$(787,423)
Net income	—	—	—	—	—	89,593	89,593
Foreign currency translation adjustment	—	—	—	—	(1,273)	—	(1,273)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(91,506)	—	(91,506)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	1,487	—	1,487
Share-based compensation	554,169	1	9,009	—	—	—	9,010
Repurchase of restricted shares for minimum tax obligation	(194,728)	—	—	(3,547)	—	—	(3,547)
Retirement of treasury shares	—	—	(3,643)	3,643	—	—	—
Employee stock purchase plan	48,623	—	660	—	—	—	660
Issuance of warrants on common shares	—	—	(19,500)	—	—	—	(19,500)
Warrant exercises, net of income taxes of $0	410,143	—	5,103	—	—	—	5,103
March 31, 2023	65,432,589	65	964,741	—	(554,646)	(1,207,556)	(797,396)
Net income	—	—	—	—	—	512,384	512,384
Foreign currency translation adjustment	—	—	—	—	5,057	—	5,057
Pension liability adjustment, net of income taxes of $0	—	—	—	—	33,668	—	33,668
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(1,148)	—	(1,148)
Share-based compensation	511,823	—	9,398	47	—	—	9,445
Repurchase of restricted shares for minimum tax obligation	(134,177)	—	—	(1,629)	—	—	(1,629)
Retirement of treasury shares	—	—	(718)	761	—	—	43
Employee stock purchase plan	55,220	—	598	—	—	—	598
Warrant exercises, net of income taxes of $0	7,858,236	8	95,420	—	—	—	95,428
Issuance of shares on pension contribution	3,200,000	4	38,311	821	—	—	39,136
March 31, 2024	76,923,691	77	1,107,750	—	(517,069)	(695,172)	(104,414)
Net income	—	—	—	—	—	40,874	40,874
Foreign currency translation adjustment	—	—	—	—	(9,618)	—	(9,618)
Pension liability adjustment, net of income taxes of $0	—	—	—	—	(13,810)	—	(13,810)
Change in fair value of foreign currency hedges, net of income taxes of $0	—	—	—	—	(338)	—	(338)
Share-based compensation	658,054	—	13,010	—	—	—	13,010
Repurchase of restricted shares for minimum tax obligation	(184,380)	—	—	(2,707)	—	—	(2,707)
Retirement of treasury shares	—	—	(2,707)	2,707	—	—	—
Employee stock purchase plan	38,111	—	557	—	—	—	557
March 31, 2025	77,435,476	$77	$1,118,610	$—	$(540,835)	$(654,298)	$(76,446)

See accompanying notes to consolidated financial statements.

TRIUMPH GROUP, INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Fiscal Year Ended March 31
	2025	2024	2023
Operating Activities
Net income	$40,874	$512,384	$89,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,587	33,250	35,581
Amortization of acquired contract liability	(3,133)	(2,721)	(2,500)
Gain on sale of assets and businesses	(5,018)	(556,161)	(101,523)
Curtailments, settlements, withdrawals, and special termination benefits loss, net	—	—	14,644
Loss on modification and extinguishment of debt	5,369	1,694	32,613
Other amortization included in interest expense	4,016	5,925	6,416
Provision for credit losses	75	1,136	1,594
Provision for deferred income taxes	—	—	14
Warrants remeasurement gain	—	(8,545)	(9,796)
Share-based compensation	13,010	9,445	8,913
Changes in other assets and liabilities, excluding the effects of acquisitions and divestitures:
Trade and other receivables	(15,892)	7,879	(26,433)
Contract assets	4,555	9,584	(9,055)
Inventories	(39,294)	(17,460)	(28,187)
Prepaid expenses and other current assets	(4,252)	(2,919)	1,970
Accounts payable, accrued expenses, and contract liabilities	34,389	13,506	(35,733)
Accrued pension and other postretirement benefits	(21,102)	(3,916)	(32,562)
Other, net	(5,299)	6,362	2,200
Net cash provided by (used in) operating activities	37,885	9,443	(52,251)
Investing Activities
Capital expenditures	(19,056)	(21,827)	(20,676)
(Payments on) proceeds from sale of assets and businesses	(2,290)	713,413	(6,220)
Investment in joint venture	—	(1,661)	(272)
Net cash (used in) provided by investing activities	(21,346)	689,925	(27,168)
Financing Activities
Proceeds from issuance of long-term debt	40,000	2,000	1,235,000
Retirement of debt and finance lease obligations	(163,393)	(608,701)	(1,126,501)
Payment of deferred financing costs	—	(2,368)	(17,097)
Proceeds on issuance of common stock, net of issuance costs	—	79,961	4,090
Premium on redemption of long-term debt	(3,600)	(3,600)	(26,157)
Repurchase of shares for share-based compensation minimum tax obligation	(2,707)	(1,629)	(3,547)
Net cash (used in) provided by financing activities	(129,700)	(534,337)	65,788
Effect of exchange rate changes on cash	(2,186)	77	156
Net change in cash and cash equivalents	(115,347)	165,108	(13,475)
Cash and cash equivalents at beginning of period	392,511	227,403	240,878
Cash and cash equivalents at end of period	$277,164	$392,511	$227,403

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

Proposed Merger

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Titan BW Acquisition Holdco Inc., a Delaware corporation (“Parent”), and Titan BW Acquisition Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of funds managed by Warburg Pincus LLC (“Warburg Pincus”) and Berkshire Partners LLC (“Berkshire”).

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

The Merger is expected to close before or during the second half of calendar year 2025, subject to customary closing conditions, including, among other things, receipt of certain regulatory approvals. Pursuant to the terms of the Merger Agreement, without the prior written consent of Parent, we are prohibited from declaring or paying any dividends on, or making any other distributions (whether in cash, stock or property or any combination thereof) in respect of, any of our capital stock, other equity interests or voting securities, other than dividends and distributions by a direct or indirect wholly owned subsidiary of the Company to its parent.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. The Company adopted ASU 2023-07, applying it retrospectively. The adoption resulted in additional disclosures in Note 20.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. ASU 2023-09 is applicable to the Company beginning with the fiscal 2026 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures("ASU 2024-03"). ASU 2024-03 requires the disclosure of certain cost and expense information included on the consolidated statements of operations on a disaggregated basis. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 is applicable to the Company beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables, net

Trade and other receivables are recorded net of an allowance for expected credit losses. Trade and other receivables include amounts billed and currently due from customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company pools receivables that share underlying risk characteristics and records the allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. The Company writes off balances against the allowance for expected credit losses when collectibility is deemed remote. The Company's trade and other receivables are exposed to credit risk; however, the risk is limited due to the diversity of the customer base. For the years ended March 31, 2025, 2024, and 2023, credit loss expense and write-offs were immaterial.

Trade and other receivables, net composed of the following:

	March 31,
	2025	2024
Total trade receivables	$151,049	$139,012
Other receivables	8,413	4,033
Total trade and other receivables	159,462	143,045
Less: Allowance for credit losses	(4,574)	(4,773)
Total trade and other receivables, net	$154,888	$138,272

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

During the fourth quarter of the fiscal years ended March 31, 2025 and 2024, the Company performed its annual goodwill impairment assessment for each of its reporting units with no impairment identified.

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

For the fiscal years ended March 31, 2025 and 2024, cumulative catch-up adjustments resulting from changes in estimated contract values and contract costs during the fiscal year were immaterial.

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

At distribution, the fair value of the Warrants was $19,500. Approximately 7.7 million Warrants were exercised in the year ended March 31, 2024, resulting in total cash proceeds, net of transaction costs, of approximately $79,961, and $8,532 of warrants remeasurement gain was recognized in the year ended March 31, 2024. On July 6, 2023, the Company redeemed all of the approximately 11.4 million remaining outstanding Warrants for a total redemption price of approximately $11 pursuant to its June

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

16, 2023, notice of redemption, and, as a result of such redemption, no warrants remain outstanding as of March 31, 2025 and 2024.

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

Warranty Reserves

A reserve has been established to provide for the estimated future cost of assurance-type warranties on our delivered products. The Company periodically reviews the reserves and adjustments are made accordingly. A provision for warranty on products delivered is made on the basis of historical experience and identified warranty issues. Warranties cover such factors as non-conformance to specifications and defects in material and workmanship. The majority of the Company's agreements include a three-year warranty, although certain programs have warranties up to 20 years. Warranty provisions and expenditures were immaterial for the years ended March 31, 2025, 2024, and 2023. Warranty reserves are included in accrued expenses and other noncurrent liabilities on the consolidated balance sheets. Refer to Note 8 and Note 11 for warranty reserve balances as of March 31, 2025 and 2024.

Supplemental Cash Flow Information

In November 2021, the Company entered into an agreement with the DOT under the AMJP for a grant of up to $21,259. The receipt of the full award was primarily conditioned upon the Company committing to not furlough or lay off a defined group of employees during the six-month period of performance between November 2021 and May 2022. The Company received approximately $19,400 under the agreement, of which approximately $8,770 was received in the year ended March 31, 2023. In July 2022, the Company received a letter from the DOT confirming that the Company had satisfied the reporting requirements under the AMJP. In the year ended March 31, 2023, the Company recognized as a reduction in cost of sales approximately $4,700 resulting from this grant.

For the fiscal years ended March 31, 2025, 2024, and 2023, the Company paid $13,982, $11,771, and $4,565, respectively, for income taxes, net of income tax refunds received.

3. DIVESTED OPERATIONS AND ASSETS HELD FOR SALE

Fiscal 2024 Divestiture and Discontinued Operations

In December 2023, the Company’s Board of Directors committed to a plan, and the Company entered into a definitive agreement with AAR, to sell Product Support for cash proceeds of $725,000 subject to adjustments related to the closing balance sheet and certain transaction expenses. This transaction closed on March 1, 2024, and the Company recognized a gain of approximately $548,250, net of transaction costs and certain other purchase price adjustments. In July 2024, the Company finalized certain purchase price adjustments principally related to the transferred working capital of the divested operations and recognized a gain of approximately $5,018 in the year ended March 31, 2025. The gain is included within discontinued operations on the accompanying consolidated statement of operations.

Product Support companies provided aftermarket maintenance, repair, and overhaul solutions for commercial, regional and military aircraft. As a result of this transaction, effective in the third quarter of fiscal 2024, we classified our results of operations for all periods presented to reflect Product Support as discontinued operations. Under the terms of the purchase agreement, we guaranteed the performance of certain of the divested legal entities pursuant to pre-existing performance guarantee agreements covering contracts with specific customers existing at the closing date. With the exception of a small number of contracts, these contracts have been fully satisfied as of March 31, 2025, and any remaining contracts associated with pre-existing performance guarantee agreements are expected to be satisfied within the next twelve months. There is no limitation to the maximum potential future liabilities under these guarantee agreements; however, we are fully indemnified by the buyer, AAR, against such losses that may arise from their failure to perform under the related contracts. The Company has also indemnified the buyer for a period of three years from the date of the transaction on product liability or warranty claims related to Product Support products and operations prior to the transaction date to the extent such claims exceed an aggregate amount of $1,000. Other than these guarantees, a short-term transition services agreement, commercial purchases and sales, which are not significant and are entered into in the ordinary course of business, and other customary short-term transitional activities, the Company has had no further continuing involvement with Product Support.

The following table shows the results of Product Support within discontinued operations for the fiscal years ended March 31, 2024, and 2023. Income from discontinued operations in the year ended March 31, 2025, pertains to the purchase price adjustments described above.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year ended March 31,
	2024	2023
Major line items constituting pretax income of discontinued operations
Net sales	$240,954	$248,566
Operating costs and expenses:
Cost of sales (exclusive of depreciation shown separately below)	184,304	181,717
Selling, general and administrative	20,246	19,343
Depreciation and amortization	3,625	3,322
Restructuring	—	1,777
Gain on sale of discontinued operations, net of transaction costs	(548,250)	—
	(340,075)	206,159
Operating income	581,029	42,407
Interest expense and other, net	22,390	22,503
Income from discontinued operations before income taxes	558,639	19,904
Income tax expense	11,788	2,728
Income from discontinued operations	$546,851	$17,176

The Company's accounting policy to allocate to discontinued operations other consolidated interest that is not directly attributable to or related to other operations of the entity based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the consolidated group plus consolidated debt, adjusted for debt that will be assumed by the buyer; debt that is required to be paid as a result of the disposal transaction; and debt that can be directly attributed to other operations of the entity. In applying the above policy, the Company allocated interest expense to discontinued operations of approximately $21,857 and $21,619, in the years ended March 31, 2024 and 2023, respectively.

The accompanying consolidated statements of cash flows do not present cash flows from discontinued operations separately from cash flows from continuing operations. Capital expenditures and other operating and investing noncash items of the discontinued operations for the years ended March 31, 2025, 2024, and 2023, were immaterial.

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table shows disaggregated net sales satisfied overtime and at a point in time (excluding intercompany sales) for the years ended March 31, 2025, 2024, and 2023:

	Year Ended March 31,
	2025	2024	2023
Systems & Support
Satisfied over time	$331,288	$317,242	$322,043
Satisfied at a point in time	783,976	707,667	594,417
Revenue from contracts with customers	1,115,264	1,024,909	916,460
Amortization of acquired contract liabilities	3,133	2,721	2,500
Total Systems & Support revenue	1,118,397	1,027,630	918,960

Interiors
Satisfied over time	$120,091	$135,872	$189,710
Satisfied at a point in time	23,474	28,541	21,892
Revenue from contracts with customers	143,565	164,413	211,602
Total Interiors revenue	143,565	164,413	211,602
Total revenue	$1,261,962	$1,192,043	$1,130,562

The following table shows disaggregated net sales by end market (excluding intercompany sales) for the years ended March 31, 2025, 2024, and 2023.

	Year Ended March 31,
	2025	2024	2023
Systems & Support
OEM Commercial	$384,547	$368,340	$333,809
OEM Military	273,846	261,918	260,943
MRO Commercial	200,677	162,331	123,435
MRO Military	210,662	183,108	165,814
Non-aviation	45,532	49,212	32,459
Revenue from contracts with customers	1,115,264	1,024,909	916,460
Amortization of acquired contract liabilities	3,133	2,721	2,500
Total Systems & Support revenue	$1,118,397	$1,027,630	$918,960

Interiors
OEM Commercial	$137,811	$161,923	$207,672
OEM Military	—	—	108
MRO Commercial	4,611	1,683	2,713
Non-aviation	1,143	807	1,109
Revenue from contracts with customers	143,565	164,413	211,602
Total Interiors revenue	143,565	164,413	211,602
Total revenue	$1,261,962	$1,192,043	$1,130,562

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Contract Assets and Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied or partially satisfied but for which amounts have not been billed. This typically occurs when revenue is recognized over time but the Company's contractual right to bill the customer and receive payment is conditional upon the satisfaction of additional performance obligations in the contract, such as final delivery of the product. Contract assets are typically derecognized when billed in accordance with the terms of the contract. The Company pools contract assets that share underlying risk characteristics and records an allowance for expected credit losses based on a combination of prior experience, current economic conditions and management’s expectations of future economic conditions, and specific collectibility matters when they arise. Contract assets are presented net of this reserve on the accompanying consolidated balance sheets. For the years ended March 31, 2025, 2024, and 2023 credit loss expense and write-offs related to contract assets were immaterial.

Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities other than those pertaining to forward loss reserves are derecognized when or as revenue is recognized.

Contract modifications can also impact contract asset and liability balances. When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. When contract modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation and are recognized prospectively. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. For such contracts, the effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligations is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When contract modifications do not include additional performance obligations but the remaining goods and services are distinct from those already provided, the Company treats the modification as the termination of the existing contract and the creation of a new contract, and the total remaining transaction price is allocated to the remaining performance obligations using the relative stand-alone selling price as of the date of the modification and is recognized prospectively.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period. The following table summarizes the Company’s contract assets and liabilities balances:

	March 31, 2025	March 31, 2024	Change
Contract assets	$69,752	$74,289	$(4,537)
Contract liabilities	(87,591)	(65,358)	(22,233)
Net contract asset	$(17,839)	$8,931	$(26,770)

The change in contract assets is the result of amounts billed in excess of revenue recognized during the year ended March 31, 2025. The change in contract liabilities was the result of the receipt of additional customer advances in excess of revenue recognized during the year ended March 31, 2025. For the period ended March 31, 2025, the Company recognized $29,630 of revenue that was included in the contract liability balance at the beginning of the period.

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

As of March 31, 2025, the Company has the following unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future as noted in the table below. Such amounts do not include contract consideration that is excluded from the estimated transaction price of contracts due to constraints of variable consideration as described in Note 2. The Company expects options to be exercised in addition to the amounts presented below.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unsatisfied performance obligations	$1,729,372	$978,333	$720,719	$29,796	$524

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

5. INVENTORIES

Inventories are carried at the lower of cost (average-cost or specific-identification methods) or net realizable value. The Company expenses general and administrative costs related to products and services provided under commercial terms and conditions as incurred. The Company determines the cost of inventories sold by the first-in, first-out or average cost methods.

The components of inventories are as follows:

	March 31,	March 31,
	2025	2024
Raw materials	$42,828	$25,224
Work-in-process, including manufactured and purchased components	300,576	277,471
Finished goods	11,727	12,554
Rotable assets	2,192	2,422
Total inventories	$357,323	$317,671

Inventories, summarized in the table above, are presented net of valuation reserves of $56,223 and $53,539 as of March 31, 2025 and 2024, respectively

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

Net property and equipment is:

	March 31,
	2025	2024
Land	$16,022	$16,705
Construction-in-process	27,959	15,875
Buildings and improvements	105,100	103,560
Machinery and equipment	352,410	341,355
	501,491	477,495
Less: accumulated depreciation	346,953	333,208
	$154,538	$144,287

Depreciation expense for the fiscal years ended March 31, 2025, 2024, and 2023, was $20,679, $20,732 and $21,567, respectively, which includes depreciation of assets under finance lease.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of the changes in the carrying value of goodwill by reportable segment, for the fiscal years ended March 31, 2025 and 2024:

Systems & Support
March 31, 2024	$510,687
Effect of exchange rate changes	1,655
March 31, 2025	$512,342

Systems & Support
March 31, 2023	$509,449
Effect of exchange rate changes	1,238
March 31, 2024	$510,687

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of March 31, 2025 and 2024, Interiors had gross goodwill of $475,302 and $475,302, respectively, which was fully impaired.

Intangible Assets

The components of intangible assets, net are as follows:

	March 31, 2025
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.6	155,132	(99,788)	55,344
Product rights, technology and licenses	12.1	33,972	(33,188)	784
Other	30.0	300	(237)	63
Total intangibles, net		$189,404	$(133,213)	$56,191

	March 31, 2024
	Weighted- Average Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.6	154,885	(90,888)	63,997
Product rights, technology and licenses	12.1	33,927	(32,934)	993
Other	30.0	300	(227)	73
Total intangibles, net		$189,112	$(124,049)	$65,063

Amortization expense for the fiscal years ended March 31, 2025, 2024, and 2023, was $8,908, $8,893, and $10,692, respectively. Amortization expense for the five fiscal years succeeding March 31, 2025, by year is expected to be as follows: 2026: $8,916; 2027: $7,967; 2028: $7,304; 2029: $6,429; 2030: $6,429, and thereafter: $19,146.

8. ACCRUED EXPENSES

Accrued expenses consist of the following items:

	March 31,
	2025	2024
Accrued pension	$732	$757
Accrued other postretirement benefits	1,613	2,126
Accrued compensation and benefits	58,294	53,971
Accrued interest	3,617	4,021
Accrued warranties	16,086	13,537
Accrued workers' compensation	3,009	4,145
Accrued income tax	4,655	10,026
Accrued indemnification liability	17,429	7,338
Operating lease liabilities	2,828	2,833
All other	36,484	31,101
Total accrued expenses	$144,747	$129,855

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

9. LEASES

The components of lease expense for the year ended March 31, 2025, 2024, and 2023, are disclosed in the table below.

		Year Ended March 31,
Lease Cost	Financial Statement Classification	2025	2024	2023
Operating lease cost	Cost of sales, Selling, general and administrative expense, or Income from discontinued operations	$5,317	$6,169	$8,561
Variable lease cost	Cost of sales, Selling, general and administrative expense, or Income from discontinued operations	1,060	1,548	1,431
Financing Lease Cost:
Amortization of right-of-use assets	Depreciation and amortization Income from discontinued operations	2,552	2,661	2,760
Interest on lease liability	Interest expense and other Income from discontinued operations	1,883	1,388	1,377
Total lease cost (1)		$10,812	$11,766	$14,129

(1)
Total lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental cash flow information for the years ended March 31, 2025, 2024, and 2023, including cash flow information for discontinued operations, is disclosed in the table below.

	Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,047	$3,522	$7,204
Operating cash flows used in finance leases	1,883	1,376	1,377
Financing cash flows used in finance leases	3,235	3,810	3,293
ROU assets obtained in exchange for lease liabilities
Operating leases	189	849	5,054
Finance leases	12,318	3,132	1,553

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Supplemental balance sheet information related to leases as of March 31, 2025 and 2024, is disclosed in the table below.

		March 31,
Leases	Classification	2025	2024
Assets
Operating lease ROU assets	Other, net Assets held for sale	$12,516	$14,438

Finance lease ROU assets, cost	Property and equipment, net Assets held for sale	44,542	32,712
Accumulated amortization	Property and equipment, net Assets held for sale	(25,648)	(23,668)
Finance lease ROU assets, net		18,894	9,044
Total lease assets		$31,410	$23,482

Liabilities
Current
Operating	Accrued expenses Liabilities related to assets held for sale	$2,828	$2,833
Finance	Current portion of long-term debt	8,717	2,934
Noncurrent
Operating	Other noncurrent liabilities Liabilities related to assets held for sale	11,502	13,643
Finance	Long-term debt, less current portion	14,373	11,074
Total lease liabilities		$37,420	$30,484

Information related to lease terms and discount rates as of March 31, 2025 and 2024, is disclosed in the table below.

	March 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	6.5	7.2
Finance leases	4.3	7.1

Weighted average discount rate
Operating leases	7.2%	7.3%
Finance leases	7.5%	7.5%

The maturity of the Company's lease liabilities as of March 31, 2025, is disclosed in the table below.

	Operating leases	Finance leases	Total
FY2026	$3,928	$9,586	$13,514
FY2027	3,888	3,418	7,306
FY2028	2,334	3,179	5,513
FY2029	1,588	3,208	4,796
FY2030	1,383	2,993	4,376
Thereafter	5,764	3,572	9,336
Total lease payments	18,885	25,956	44,841
Less: Imputed interest	(4,555)	(2,866)	(7,421)
Total lease liabilities	$14,330	$23,090	$37,420

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

10. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2025	2024
Finance leases	$23,090	$14,008
Senior secured first lien notes due 2028	958,890	1,078,890
Other notes	1,744	1,900
Less: debt issuance costs	(11,025)	(16,599)
	972,699	1,078,199
Less: current portion	8,984	3,200
	$963,715	$1,074,999

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

As of March 31, 2025, the maximum amount available under the Securitization Facility was $75,000. The actual amount available under the Securitization Facility at any point in time is dependent upon the balance of eligible accounts receivable as well as the amount of letters of credit outstanding.

At March 31, 2025 and 2024, there were $0 in borrowings and $20,804 and $19,570, respectively, in letters of credit outstanding under the Securitization Facility, primarily to support insurance policies. The Securitization Facility expires in December 2025.

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

In May 2024, the Company redeemed an additional $120,000 of its 2028 First Lien Notes at a redemption price equal to 103% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. This redemption resulted in a debt extinguishment loss of approximately $5,369 in the year ended March 31, 2025.

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

Financial Instruments Not Recorded at Fair Value

Carrying amounts and the related estimated fair values of the Company's long-term debt not recorded at fair value in the accompanying consolidated financial statements are as follows:

March 31, 2025		March 31, 2024
Carrying Value	Fair Value	Carrying Value	Fair Value
$972,699	$1,032,867	$1,078,199	$1,154,245

The fair value of the long-term debt was calculated based on either interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements or broker quotes on the Company's existing debt (Level 2 inputs).

Interest paid on indebtedness during the fiscal years ended March 31, 2025, 2024, and 2023, amounted to $90,550, $147,975 and $138,464, respectively. The Company also made redemption premium payments of approximately $3,600, $3,600, and $26,157, in the years ended March 31, 2025, 2024, and 2023, respectively.

As of March 31, 2025, the fiscal year maturities of long-term debt are as follows: 2026 — $8,984; 2027 — $2,822; 2028 — $961,650; 2029 — $2,989; 2030 — $2,955; and thereafter— $4,324 through 2032.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

11. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities are composed of the following items:

	March 31,
	2025	2024
Acquired contract liabilities, net	$3,422	$6,601
Accrued warranties	3,070	3,374
Accrued workers' compensation	10,355	11,043
Noncurrent contract liabilities	9,161	9,500
Operating lease liabilities	11,502	13,643
Environmental contingencies	3,917	7,580
Income tax reserves	300	300
Multiemployer pension plan withdrawal liability	12,302	12,273
All other	5,775	4,207
Total other noncurrent liabilities	$59,804	$68,521

12. INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows:

	Year ended March 31,
	2025	2024	2023
Foreign	$16,830	$38,002	$513
Domestic	24,615	(65,346)	75,264
	$41,445	$(27,344)	$75,777

The components of income tax (benefit) expense are as follows:

	Year ended March 31,
	2025	2024	2023
Current:
Federal	$(237)	$347	$(538)
State	(15)	527	175
Foreign	5,841	6,249	3,709
	5,589	7,123	3,346
Deferred:
Foreign	—	—	14
	—	—	14
	$5,589	$7,123	$3,360

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year ended March 31,
	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	(4.0)	10.0	10.6
Section 162(m)	3.7	(2.8)	2.7
Non-deductible transaction costs	4.9	0.0	0.0
Return to provision adjustment	(5.6)	30.2	(4.8)
Miscellaneous permanent items and nondeductible accruals	0.8	(1.0)	0.3
Research and development tax credit	(6.5)	9.0	(2.9)
Impact of foreign operations (including rate differential, rate change, and settlement with tax authorities	2.5	8.6	3.1
Valuation allowance	(4.6)	(100.3)	(25.9)
Other (including FIN 48)	1.3	(0.7)	0.3
Effective income tax rate	13.5%	(26.0)%	4.4%

The components of deferred tax assets and liabilities are as follows:

	March 31,
	2025	2024
Deferred tax assets:
Net operating loss and other credit carryforwards	$198,247	$223,459
Inventory	13,878	17,328
Accruals and reserves	27,370	18,841
Interest carryforward	115,873	96,115
Pension and other postretirement benefits	66,717	69,828
Lease right-of-use assets	5,902	4,650
Research and development	14,345	9,283
Acquired contract liabilities, net	1,654	2,329
	443,986	441,833
Valuation allowance	(399,670)	(399,179)
Net deferred tax assets	44,316	42,654
Deferred tax liabilities:
Deferred revenue	—	3,473
Property and equipment	13,674	10,632
Goodwill and other intangible assets	31,206	30,457
Lease liabilities	4,062	3,187
Prepaid expenses and other	2,642	2,173
	51,584	49,922
Net deferred tax liabilities	$7,268	$7,268

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

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Based upon our analysis of our historical operating results, as well as projections of our future taxable income during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of our net deferred tax assets requires a full valuation allowance against such net assets as of March 31, 2025.

During fiscal year 2025, the Company adjusted the valuation allowance against the consolidated net deferred tax asset by $491 primarily due to utilization of net operating loss carryforwards, disallowed interest expense deductions, research and development cost amortization, and pension and other postretirement benefit plans. As of March 31, 2025, management determined that it was necessary to maintain a valuation allowance against principally all of its net deferred tax assets.

As of March 31, 2025, the Company has net operating loss carryforwards of $65,751, $1,279,655, and $182,853 for U.S. federal, state, and foreign jurisdictions, respectively. All Federal net operating losses have an indefinite carryforward period. State net operating losses began to expire in 2025, with a portion classified as indefinite. Approximately $6,357 of foreign net operating losses begin to expire in 2027, and $176,496 have an indefinite carryforward period.

At March 31, 2025, cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded is $119,926. As the Company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

The Company has classified uncertain tax positions as noncurrent income tax liabilities unless expected to be paid in one year.

As of March 31, 2025 and 2024, the total amount of unrecognized tax benefits was $12,268 and $12,281, respectively, all of which would impact the effective rate, if recognized. The Company anticipates that total unrecognized tax benefits may be reduced by zero in the next 12 months. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations, or foreign income tax examinations by tax authorities, for fiscal years ended before March 31, 2014.

As of March 31, 2025, the Company is not subject to any income tax examinations. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. There are no material interest and penalties accrued as of the year ended March 31, 2025.

A reconciliation of the liability for uncertain tax positions, which are included in deferred taxes for the fiscal years ended March 31, 2025, 2024, and 2023 follows:

	Year ended March 31,
	2025	2024	2023
Beginning balance	$12,216	$12,193	$11,978
Adjustments for tax positions related to the current year	271	371	223
Adjustments for tax positions of prior years	(11)	(348)	(8)
Ending balance	$12,476	$12,216	$12,193

13. STOCKHOLDERS' DEFICIT

In March 2022, the Company adopted a tax benefits preservation plan (the "Plan") designed to preserve Triumph’s ability to utilize its net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits").

Under the Plan, Triumph declared a dividend distribution of one right (a “Right”) for each share of its common stock outstanding at the close of business on March 21, 2022.

In March 2025, the Company amended the Plan to, among other things, (i) extend the expiration date from March 13, 2025 to March 13, 2028, subject to other earlier termination events, including if stockholder approval of the amendment has not been obtained by March 13, 2026, and (ii) take into account the pending Merger. The Rights also will expire: (i) if the Rights are redeemed or exchanged as provided in the Plan; (ii) if the Board determines that the Plan is no longer necessary or desirable for the preservation of the Tax Benefits; (iii) if the Board determines that no Tax Benefits, once realized, as applicable, may be carried forward (in which case, the Rights will expire on the first date of the relevant taxable year for which such determination is made) or (iv) automatically immediately prior to the effective time of the Merger.

Pursuant to the Plan, if a stockholder (or group) becomes a 4.9% stockholder without meeting certain customary exceptions, the Rights become exercisable and entitle stockholders (other than the 4.9% stockholder or group causing the rights to become exercisable) to purchase additional shares of Triumph at a significant discount, resulting in significant dilution in the economic

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

interest and voting power of the 4.9% stockholder or group causing the Rights to become exercisable. Stockholders owning 4.9% or more of Triumph’s outstanding shares at the time the Plan was adopted were grandfathered and will only cause the Rights to distribute and become exercisable if they acquire an additional one percent or more of Triumph’s outstanding shares. Under the Plan, the Board has the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 4.9% stockholder. In connection with the Merger Agreement, the Board exempted Parent and Merger Sub from the definition of an acquiring person, conditioned upon the consummation of the Merger. The adoption of the Plan and the dividend distribution did not have an impact on the Company’s consolidated financial statements.

In 2014, the Company's Board of Directors authorized an increase in the Company's existing stock repurchase program by up to 5,000,000 shares of its common stock in addition to the 500,800 shares authorized under prior authorizations. As of March 31, 2025, the Company remains able to purchase an additional 2,277,789 shares. Repurchases may be made from time to time in open market transactions, block purchases, privately negotiated transactions or otherwise at prevailing prices. No time limit has been set for completion of the program.

The holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Triumph.

The Company has preferred stock of $0.01 par value, 250,000 shares authorized. At March 31, 2025 and 2024, zero shares of preferred stock were outstanding.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss ("AOCI") by component for the years ended March 31, 2025 and 2024, were as follows:

	Currency Translation Adjustment	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans and Other Postretirement Benefits		Total (1)
March 31, 2022	$(47,933)	$(270)	$(415,151)		$(463,354)
AOCI before reclassifications	(1,273)	2,265	(113,232)		(112,240)
Amounts reclassified from AOCI	—	(778)	21,726		20,948
Net current period OCI	(1,273)	1,487	(91,506)		(91,292)
March 31, 2023	(49,206)	1,217	(506,657)		(554,646)
AOCI before reclassifications	5,057	796	12,511		18,364
Amounts reclassified from AOCI	—	(1,944)	21,157	(2)	19,213
Net current period OCI	5,057	(1,148)	33,668		37,577
March 31, 2024	(44,149)	69	(472,989)		(517,069)
AOCI before reclassifications	(9,618)	(2,888)	(37,921)		(50,427)
Amounts reclassified from AOCI	—	2,550	24,111	(2)	26,661
Net current period OCI	(9,618)	(338)	(13,810)		(23,766)
March 31, 2025	$(53,767)	$(269)	$(486,799)		$(540,835)
(1)
Net of tax.
(2)
Includes amortization of actuarial losses and recognized prior service (credits) costs, which are included in the net periodic benefit expense (income).

14. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings per share is based on income (loss) from continuing operations, income from discontinued operations, or net income (loss) divided by the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding warrants and outstanding restricted stock units) and is based on income (loss) from continuing operations, income from discontinued operations, or net income (loss) divided by the diluted weighted average number of common shares considered outstanding during the periods. As disclosed in Note 2, the Warrants permitted the tendering of Designated Notes in payment of the exercise price. In computing diluted earnings per share, the Company applies the if-converted method to the warrants and such warrants are assumed to be exercised and the Designated Notes are assumed to be tendered unless tendering cash would be more advantageous to the warrant holder. Interest (net of tax) on any Designated Notes assumed to be tendered is added

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

back as an adjustment to the income (loss) from continuing operations numerator as the warrants are transactions related to continuing operations. The income (loss) from continuing operations numerator is also adjusted for any nondiscretionary adjustments based on income (net of tax) including, for example, warrant remeasurement gains and losses recognized in the period. If cash exercise is more advantageous, the Company applies the treasury stock method to the warrants when calculating diluted earnings per share.

The following is a reconciliation between the weighted average outstanding shares used in the calculation of basic and diluted earnings per share:

	Year ended March 31,
	(in thousands)
	2025	2024	2023
Numerator:
Numerator for basic earnings per share:
Income (loss) from continuing operations	$35,856	$(34,467)	$72,417

Effect of Dilutive Securities:
Warrants	—	—	(3,626)

Numerators for diluted earnings (loss) per share:
Income (loss) from continuing operations available to common stockholders after assumed conversions	$35,856	$(34,467)	$68,791
Income from discontinued operations, net of tax expense	5,018	546,851	17,176
Net income available to common stockholders after assumed conversions	$40,874	$512,384	$85,967

Denominator:
Denominator for basic earnings per share
Weighted average common shares outstanding - basic	77,325	74,149	65,021

Effect of Dilutive Securities:
Warrants	—	—	6,371
Restricted stock units	532	—	329
Dilutive potential common shares	532	—	6,700
Denominator for basic earnings (loss) per share
Weighted average common shares outstanding - diluted	77,857	74,149	71,721

Earnings (loss) per share:
Basic earnings (loss) per share - continuing operations	$0.46	$(0.46)	$1.12
Basic earnings per share - discontinued operations	0.06	7.38	0.26
Basic earnings (loss) per share	$0.52	$6.92	$1.38

Diluted earnings (loss) per share - continuing operations	$0.46	$(0.46)	$0.96
Diluted earnings per share - discontinued operations	0.06	7.38	0.24
Diluted earnings (loss) per share	$0.52	$6.92	$1.20

For the fiscal years ended March 31, 2025, 2024, and 2023, the shares that could potentially dilute earnings per share in the future but were not included in diluted weighted average common shares outstanding because to do so would have been anti-dilutive were immaterial.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plan

The Company sponsors a defined contribution 401(k) plan, under which salaried and certain hourly employees may defer a portion of their compensation. Eligible participants may contribute to the plan up to the allowable amount as determined by the plan of their regular compensation before taxes. The Company generally matches contributions at a rate of 75% of the first 6% of compensation contributed by the participant. All contributions and Company matched contributions are invested at the direction of the employee in one or more investment options offered under the plan. Company matching contributions vest immediately and aggregated to $8,057, $9,143, and $9,329 for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

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

In addition to the defined benefit pension plans, the Company provides other postretirement benefits ("OPEB") in the form of certain healthcare benefits for eligible retired employees. Such benefits are unfunded as of March 31, 2025. No active employees are eligible for these benefits. The vast majority of eligible retirees receive a fixed-dollar benefit they can use to purchase healthcare services. A small number of eligible retirees receive traditional retiree medical benefits for which the Company pays all premiums. All retirees who are eligible for these traditional benefits are Medicare-eligible. Current plan documents reserve the right to amend or terminate the plans at any time, subject to applicable collective bargaining requirements for represented employees.

In accordance with the Compensation – Retirement Benefits topic of ASC 715, the Company has recognized the funded status of the benefit obligation as of March 31, 2025 and 2024, on the accompanying consolidated balance sheets. The funded status is measured as the difference between the fair value of the plans' assets and the pension benefit obligation or accumulated postretirement benefit obligation of the plan. The majority of the plan assets are publicly traded investments, which were valued based on the market price as of the measurement date. Investments that are not publicly traded were valued based on the estimated fair value of those investments based on the Company’s evaluation of data from fund managers and comparable market data or using the net asset value as a practical expedient.

The following tables set forth the Company's consolidated defined benefit pension plans for its union and non-union employees as of March 31, 2025 and 2024, and the amounts recorded on the consolidated balance sheets at March 31, 2025 and 2024. Company contributions include amounts contributed directly to plan assets and indirectly as benefits paid from the Company's assets. Benefit payments reflect the total benefits paid from the plans and the Company's assets. Information on the plans includes both the domestic qualified and nonqualified plans and the foreign qualified plans.

	Pension Benefits
	Year ended March 31,
	2025	2024
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$1,557,780	$1,660,423
Service cost	172	408
Interest cost	78,764	80,492
Actuarial gain	(13,480)	(34,360)
Plan amendments	(3,126)	—
Participant contributions	138	117
Settlements	(55,167)	—
Benefits paid	(142,606)	(149,891)
Currency translation adjustment	629	591
Projected benefit obligation at end of year	$1,423,104	$1,557,780
Accumulated benefit obligation at end of year	$1,422,884	$1,557,533
Assumptions used to determine benefit obligations at end of year
Discount rate	5.30 - 5.93%	5.09 - 5.38%
Rate of compensation increase	3.91%	3.93%

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Pension Benefits
	Year ended March 31,
	2025	2024
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,280,191	$1,306,456
Actual return on plan assets	44,076	82,565
Settlements	(55,167)	—
Participant contributions	138	117
Company contributions	23,829	40,239
Benefits paid	(142,606)	(149,890)
Currency translation adjustment	772	704
Fair value of plan assets at end of year	$1,151,233	$1,280,191
Funded status (underfunded)
Funded status	$(271,871)	$(277,589)
Reconciliation of amounts recognized on the consolidated balance sheets
Pension asset—noncurrent	$5,604	$5,953
Accrued benefit liability—current	(732)	(757)
Accrued benefit liability—noncurrent	(276,743)	(282,785)
Net amount recognized	$(271,871)	$(277,589)

	Pension Benefits		Other Postretirement Benefits
	Year ended March 31,		Year ended March 31,
	2025	2024	2025	2024
Reconciliation of amounts recognized in accumulated other comprehensive income
Prior service costs (credits)	$(1,975)	$1,254	$(33,691)	$(38,795)
Actuarial losses (gains)	723,196	714,855	(38,085)	(41,678)
Income tax (benefits) expenses related to above items	(204,132)	(204,132)	42,016	42,016
Unamortized benefit plan costs (gains)	$517,089	$511,977	$(29,760)	$(38,457)

The components of net periodic benefit cost for fiscal years ended March 31, 2025, 2024, and 2023, are as follows:

	Pension Benefits
	Year Ended March 31,
	2025	2024	2023
Components of net periodic pension cost
Service cost	$172	$408	$638
Interest cost	78,764	80,492	65,069
Expected return on plan assets	(98,845)	(105,039)	(121,195)
Amortization of prior service cost	102	102	102
Amortization of net loss	33,154	30,099	30,859
Total net periodic benefit expense (income)	$13,347	$6,062	$(24,527)
Assumptions used to determine net periodic pension cost
Discount rate	5.03 - 5.38%	5.09 - 5.19%	2.66% - 3.93%
Expected long-term rate of return on plan assets	5.50 - 8.00%	5.75 - 8.00%	5.75 - 8.00%
Rate of compensation increase	3.93%	3.92%	3.50 - 4.22%

The Company recognized net periodic benefit income from its OPEB plan of approximately $9,045, $8,934, and $9,163 for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

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

During the fiscal year ended March 31, 2025, the Society of Actuaries (SOA) did not release a new mortality projection scale due to the continued uncertainty of the impact of the COVID-19 pandemic on the long-term mortality rate; however, the SOA did provide observations on recent U.S. population mortality experience, with a comparison relative to the most recent projection scale (MP-2021). The Company elected to adjust Scale MP-2021 based on the SOA’s recent observations of broad mortality experience. In addition, the Company elected to change the base mortality table to incorporate two additional years of actual plan experience for non-represented participants through September 30, 2024, and adjusted experience to reflect the September 2024 annuity purchase described below.

The projected benefit obligation assumptions impacting net actuarial gain consist of changes in discount and prescribed lump sum mortality rates.

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

The following summarizes the key events whose effects on net periodic benefit cost and obligations are included in the tables above:

•
In the year ended March 31, 2025, the Company elected to purchase annuities and settle the pension obligations for approximately 1,200 retired participants in its qualified U.S. pension plan. As a result of this transaction approximately $51,132 of plan assets and plan liabilities were transferred to the Pacific Life Insurance Company. The settlement did not result in the recognition of gains or losses under the Company's accounting policy for settlement accounting. The settlement's impact on the accompanying consolidated balance sheets was insignificant as the plan's assets were materially consistent with the settled pension obligation.
•
In the year ended March 31, 2025, the Company amended its qualified U.S. pension plan to eliminate certain ancillary lump sum death benefits for certain participants effective July 1, 2024, resulting in a reduction of the projected benefit obligation of approximately $3,126.

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

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Expected Pension Benefit Payments

The total estimated future benefit payments for the pension plans are expected to be paid from the plan assets and company funds. Estimated future benefit payments from plan assets and Company funds for the next ten fiscal years are as follows:

Year	Pension Benefits
2026	$144,152
2027	131,921
2028	128,616
2029	124,444
2030	120,757
2031 - 2035	545,223

Plan Assets, Investment Policy and Strategy

The table below sets forth the Company's target asset allocation for fiscal 2025 and the actual asset allocations at March 31, 2025 and 2024.

		Actual Allocation
	Target Allocation	March 31,
Asset Category	Fiscal 2025	2025	2024
Equity securities	50% - 60%	54%	58%
Fixed income securities	30% - 40%	33	31
Alternative investment funds	0% - 10%	11	10
Other	0% - 5%	2	1
Total		100%	100%

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

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The tables below provide the fair values of the Company's plan assets at March 31, 2025 and 2024, by asset category. The table also identifies the level of inputs used to determine the fair value of assets in each category (refer to Note 2 for definition of levels).

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$16,366	$—	$—	$16,366
Equity securities
International	93,384	—	—	93,384
U.S. equity	965	—	—	965
U.S. commingled fund	367,337	—	—	367,337
International commingled fund	28,245	—	—	28,245
Fixed income securities
Corporate bonds	—	11,600	—	11,600
Government securities	—	325,967	—	325,967
Other
Insurance contracts	—	—	558	558
Total investment in securities—assets	$506,297	$337,567	$558	$844,422
U.S. equity commingled fund				12,746
International equity commingled fund				122,371
U.S. fixed income commingled fund				29,595
International fixed income commingled fund				8,968
Government securities commingled fund				4,871
Private equity and infrastructure				126,275
Other				228
Total investment measured at NAV as a practical expedient				$305,054
Receivables				2,071
Payables				(314)
Total plan assets				$1,151,233

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

The effect of a 25 basis-point change in discount rates as of March 31, 2025, is shown below:

		Pension Benefits
Increase of 25 basis points
Obligation	*	$(27,284)
Net periodic expense		193
Decrease of 25 basis points
Obligation	*	$28,281
Net periodic expense		(215)

* Excludes impact to plan assets due to the LDI investment approach discussed above under "Plan Assets, Investment Policy and Strategy."

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns. For fiscal 2026, the expected long-term rate of return is 5.50 - 8.00%.

Anticipated Contributions to Defined Benefit

In the year ended March 31, 2025, the Company contributed approximately $23,829 in cash to the separate pension plan trust. In the year ended March 31, 2024, the Company contributed 3,200,000 shares of common stock to the separate pension plan trust with an aggregate contribution value of approximately $39,136 on the contribution date. The Company expects to contribute approximately $38,400 to its qualified U.S. defined benefit pension plans during fiscal 2026. No plan assets are expected to be returned to the Company in fiscal 2026.

16. STOCK COMPENSATION PLANS

The Company has stock incentive plans under which employees and non-employee directors may be granted equity awards in the form of stock options with an exercise price equal to the fair value of the Company’s stock on the grant date or in the form of restricted stock or restricted stock units that vest pursuant to service conditions and, in some cases, performance and/or market conditions. The stock incentive and compensation plans under which outstanding equity awards have been granted to employees, officers, and non-employee directors are the Triumph Group 2018 Equity Plan (the "2018 Plan"), the Triumph Group 2013 Equity and Cash Incentive Plan (the “2013 Plan”), and the 2016 Directors’ Equity Compensation Plan, as amended (the “Directors’ Plan”). The current stock incentive and compensation plans used for future awards are the 2018 Plan and the Directors’ Plan. New grants under the 2013 Plan ceased upon the approval of the 2018 Plan in fiscal 2019, and the 2013 Plan expired by its terms during fiscal 2024. The 2018 Plan and the Directors’ Plan are collectively referred to in this note as the plans.

Management and the compensation committee have utilized restricted stock units as its primary form of share-based incentive compensation. Restricted stock units that vest solely pursuant to service conditions generally vest on a graded basis over a three year period and are subject to forfeiture should the grantee’s employment be terminated prior to an applicable vesting date. Management and the compensation committee have also granted restricted stock units, referred to herein as performance restricted stock units, that vest pursuant to a combination of service conditions as well as market and performance conditions. Such awards generally vest, subject to specific market and/or performance conditions, on a cliff vesting basis at the end of a three year performance period. The market and performance conditions may result in the awards vesting below target, including zero vesting awards if certain threshold vesting conditions are not met, or up to 300% of the number of awards granted, if certain vesting conditions are exceeded. The share-based payment expense arising from restricted stock unit expense is included in capital in excess of par value. The fair value of restricted stock units awards subject only to service conditions or service and performance conditions is determined by the product of the number of shares granted and the grant date market price of the Company's common stock, adjusted for material non-public information that the Company may be aware of as of the grant date, if any. The fair value of restricted stock units awards that contain market conditions is determined by the product of the number of shares granted and the grant date fair value of such an award value using a Monte Carlo valuation methodology. The fair value of

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

share-based compensation granted to employees was $11,987, $11,775, and $13,728 during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. The fair value of restricted stock unit awards is expensed on a straight-line basis over the requisite service period which is typically the vesting period. The Company recognized $13,010, $9,445 and $8,913 of share-based compensation expense during the fiscal years ended March 31, 2025, 2024, and 2023, respectively. The Company has classified share-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to the employees receiving share-based compensation.

A summary of the status of the Company's non-vested restricted stock units as of March 31, 2025, and changes during the fiscal year ended March 31, 2025, is presented below.

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock units at March 31, 2024	1,945,011	$14.38
Granted	813,113	14.74
Vested	(663,748)	17.06
Forfeited	(153,952)	13.12
Non-vested restricted stock units at March 31, 2025	1,940,424	$13.71

The fair value of employee restricted stock units which vested during fiscal 2025, 2024 and 2023 was $11,324, $6,718, and $9,247, respectively. Expected future compensation expense on restricted stock units, net of expected forfeitures, is approximately $9,701, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.5 years. Under the terms of the Merger Agreement, at the time the Merger becomes effective each, outstanding restricted stock unit and performance restricted stock unit, whether vested or unvested, shall be canceled in exchange for an amount in cash equal to the product of (i) the total number of common stock underlying such unit and (ii) $26.00. In the case of performance restricted stock units, the number of shares of common stock underlying such unit shall be based on the attainment of the applicable performance metrics at a target level of performance.

17. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Certain of the Company's current or former operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations. In July 2024, a panel of three arbitrators made a decision in an arbitration between Triumph Aerostructures, LLC (“TAS”), a wholly owned subsidiary of the Company, and Northrop Grumman Systems Corporation (“Northrop”) related to responsibility for environmental remediation costs at certain formerly occupied properties that had been previously operated by Northrop. The decision indicated that TAS would be liable to reimburse Northrop for remediation costs incurred at the properties through September 2023 in the amount of approximately $11,500. The decision also indicated that TAS would be responsible for reimbursing Northrop for remediation costs at two of the facilities incurred subsequent to September 2023. Such incremental remediation costs for the period from September 2023 to June 30, 2024 are estimated to be approximately $2,000. Accordingly, TAS accrued a total of approximately $13,464 following the decision, of which $7,464 was recognized in the three months ended June 30, 2024, and is presented within legal contingencies loss on the Company’s condensed consolidated statement of operations. Estimated incremental remediation costs reimbursable to Northrop pursuant to the arbitration decision incurred subsequent to June 30, 2024, are included within selling, general and administrative costs on the Company's condensed consolidated statement of operations and were immaterial for the nine month period ended March 31, 2025. The Company estimates that total future remediation costs reimbursable to Northrop could be up to approximately $38,000, and result in annual cash expenditures not likely to exceed $2,000 to $3,000 per year. In addition, TAS is a party to the environmental remediation regulatory order at one of the properties. Therefore, in accordance with ASC 410-30, Environmental obligations, the Company has accrued approximately $1,300 as management's best estimate of the total future remediation costs at this property. In August 2024, TAS filed a motion to seek to set aside the adverse decision from the arbitration panel, but such motion was denied by the trial court in November 2024. TAS filed a notice of appeal with the trial court in January 2025 and on March 26, 2025, TAS filed its brief in support of the appeal. The court entered judgment on the arbitration award on February 7, 2025. TAS’s appeal remains pending before the court.

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

Divestitures, Disposals, Guarantees, and Indemnifications

As disclosed in Note 3, we have engaged in a number of divestitures. In connection with divestitures and related transactions, the Company from time to time has indemnified and has been indemnified by third parties against certain liabilities that may arise in connection with, among other things, business activities prior to the completion of the respective transactions. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. As of March 31, 2025, no indemnification assets have been recorded, and indemnification liabilities are immaterial.

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

In the year ended March 31, 2023, the Company withdrew from the IAM National Pension Fund (the “Fund), which is a multiemployer pension plan to which the Company previously contributed on behalf of certain of its represented employees. Such withdrawal occurred as part of the Company’s exit of its Spokane, Washington, composites manufacturing operations. In April 2023, the Company received a letter from the Fund confirming the Company’s complete withdrawal from the Fund and indicating that the Company’s portion of the unfunded vested benefits (the “Withdrawal Liability”) was estimated to be approximately $14,644, payable in quarterly installments of approximately $400 over a period of approximately thirteen years. As of March 31, 2025, the Company's liability for this obligation is included on the accompanying condensed consolidated balance sheet is approximately $13,132, representing its estimate of the remaining obligation before interest based on the letter received from the Fund. The Company has issued a formal challenge through arbitration on the issue of the interest rate used by the Fund when determining the Withdrawal Liability, and it is possible the Withdrawal Liability could be reduced during that process.

18. CUSTOMER CONCENTRATION

Trade and other receivables from The Boeing Company ("Boeing") represented approximately 15% and 14% of total trade and other receivables as of March 31, 2025 and 2024, respectively. The Company had no other significant concentrations of credit risk.

Sales to Boeing for fiscal 2025 were $288,907, or 23% of net sales, of which $181,867 and $107,040 were from Systems & Support and Interiors, respectively. Sales to Boeing for fiscal 2024 were $279,956, or 23% of net sales, of which $168,038 and $111,918 were from Systems & Support and Interiors, respectively. Sales to Boeing for fiscal 2023 were $259,343, or 23% of net sales, of which $154,404 and $104,939 were from Systems & Support and Interiors, respectively.

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

19. COLLECTIVE BARGAINING AGREEMENTS

Approximately 13% of the Company's labor force is covered under collective bargaining agreements. As of March 31, 2025, none of the Company's collectively bargained workforce is working under contracts that have expired, and none of the Company’s collectively bargained workforce are working under contracts that are set to expire within one year.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

20. SEGMENTS

The Company reports financial performance based on the following two reportable segments: Systems & Support and Interiors. The Company’s reportable segments are aligned with how the business is managed, and the Company's views of the markets it serves. The Chief Executive Officer is the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and allocates resources based upon review of segment information. The CODM utilizes earnings before interest, income taxes, consideration payable to customer related to divestiture, depreciation and amortization, and pension (“Adjusted EBITDAP”) as a primary measure of segment profitability to evaluate the performance of its segments and allocate resources.

Segment Adjusted EBITDAP is total segment revenue reduced by other segment items, as described below.

The Company does not accumulate net sales information by product or service or groups of similar products and services, and therefore the Company does not disclose net sales by product or service because to do so would be impracticable.

Selected financial information for each reportable segment is as follows:

	Year Ended March 31, 2025
Segment profit (loss) disclosures	Systems & Support	Interiors	Total
Net sales to external customers	$1,118,397	$143,565	$1,261,962
Intersegment sales (eliminated in consolidation)	8	16	24
	1,118,405	143,581	1,261,986

Reconciliation of revenue
Elimination of intersegment revenues			(24)
Total consolidated net sales			1,261,962

Less:
Other segment items (1)	867,575	135,758	1,003,333
Adjusted EBITDAP	250,830	7,823	258,653

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization			(29,587)
Interest expense and other, net			(87,628)
Corporate expenses			(54,191)
Share-based compensation expense			(13,010)
Merger transaction costs			(11,909)
Amortization of acquired contract liabilities			3,133
Non-service defined benefit expense			(4,983)
Legal contingencies loss			(13,664)
Debt extinguishment loss			(5,369)
Income from continuing operations before income taxes			$41,445

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2024
Segment profit (loss) disclosures	Systems & Support	Interiors	Total
Net sales to external customers	$1,027,630	$164,413	$1,192,043
Intersegment sales (eliminated in consolidation)	795	27	822
	1,028,425	164,440	1,192,865

Reconciliation of revenue
Elimination of intersegment revenues			(822)
Total consolidated net sales			1,192,043

Less:
Other segment items (1)	828,351	169,440	997,791
Adjusted EBITDAP	200,074	(5,000)	195,074

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization			(29,625)
Interest expense and other, net			(123,021)
Corporate expenses			(52,725)
Share-based compensation expense			(9,445)
Loss on sale of assets and businesses			(12,208)
Amortization of acquired contract liabilities			2,721
Non-service defined benefit expense			2,372
Legal contingencies loss			(7,338)
Debt modification and extinguishment loss			(1,694)
Warrant remeasurement gain, net			8,545
Loss from continuing operations before income taxes			$(27,344)

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Year Ended March 31, 2023
Segment profit (loss) disclosures	Systems & Support	Interiors	Total
Net sales to external customers	$918,960	$211,602	$1,130,562
Intersegment sales (eliminated in consolidation)	391	45	436
	919,351	211,647	1,130,998

Reconciliation of revenue
Elimination of intersegment revenues			(436)
Total consolidated net sales			1,130,562

Less:
Other segment items (1)	746,936	179,710	926,646
Adjusted EBITDAP	172,415	31,937	204,352

Reconciliation of segment profit to loss before income taxes
Depreciation and amortization			(32,259)
Interest expense and other, net			(115,211)
Corporate expenses			(54,333)
Share-based compensation expense			(8,913)
Loss on sale of assets and businesses			101,523
Amortization of acquired contract liabilities			2,500
Non-service defined benefit expense			19,664
Consideration payable to customer related to divestiture			(17,185)
Debt extinguishment loss			(33,044)
Warrant remeasurement gain, net			8,683
Income from continuing operations before income taxes			$75,777

(1) Other segment items for both segments include certain operating expenses that are not regularly provided to the CODM and that are identifiable with that segment, including cost of goods sold and selling, general and administrative expenses. Other segment items does not include depreciation and amortization expense, which is excluded from segment Adjusted EBITDAP.

During fiscal years ended March 31, 2025, 2024, and 2023, the Company had foreign sales of $353,988, $284,069, and $251,695, respectively. The Company reports as foreign sales those sales with delivery points outside of the United States. As of March 31, 2025 and 2024, the Company's continuing operations had tangible long-lived assets of approximately $23,656 and $30,358, respectively, principally comprising property, plant, and equipment.

The CODM also is regularly provided, and uses to manage each segment, an amount of selling, general, and administrative expense ("Segment selling, general and administrative"). Each segment's single reported amount for Segment selling, general and administrative includes depreciation and amortization expense, which is excluded from segment Adjusted EBITDAP. Therefore Segment selling, general and administrative expense as regularly provided to the CODM is not an expense category that is included in the calculation of segment Adjusted EBITDAP. The Company has disclosed Segment selling, general and administrative in the table below and has reconciled it to selling, general and administrative expense included on the accompanying consolidated statements of operations.

Triumph Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Other segment disclosures - segment selling, general and administrative	Systems & Support	Interiors	Total
Year Ended March 31, 2025
Segment selling, general and administrative (1)	$126,826	$12,105	$138,931
Corporate expenses (2)			$79,110
Other reconciling items to selling, general, and administrative (3)			(7,963)
Total selling, general, and administrative			$210,078

Year Ended March 31, 2024
Segment selling, general and administrative (1)	$120,011	$9,210	$129,221
Corporate expenses (2)			$62,170
Other reconciling items to selling, general, and administrative (3)			(11,144)
Total selling, general, and administrative			$180,247

Year Ended March 31, 2023
Segment selling, general and administrative (1)	$126,231	$8,385	$134,616
Corporate expenses (2)			$63,246
Other reconciling items to selling, general, and administrative (3)			(6,775)
Total selling, general, and administrative			$191,087

(1) Segment selling, general, and administrative includes depreciation and amortization, which is not included in segment Adjusted EBITDAP

(2) Corporate expenses includes general corporate administrative costs and other costs not identifiable with one of the Company's segments, including share-based compensation expense and merger transaction costs.

(3) Other reconciling items to selling, general, and administrative includes (i) amounts that are included within segment selling, general, and administrative but that are presented separately on the accompanying consolidated statements of operations, including depreciation and amortization and restructuring and (ii) for Interiors, certain segment selling, general, and administrative expenses that are not regularly provided to the CODM.

The CODM also reviews the aggregate value of each segment's inventory, net and contract assets to evaluate the working capital, operational efficiency, and the cash conversion cycle of each segment.

Other segment disclosures - segment assets	Systems & Support	Interiors	Total
March 31, 2025
Segment assets (1)	$383,096	$44,259	$427,355
All other assets (2)			1,199,573
Total assets			$1,626,928

March 31, 2024
Segment assets (1)	$356,063	$36,195	$392,258
All other assets (2)			1,294,012
Total assets			$1,686,270

(1) Segment assets comprised of segment inventory, net and contract assets.

(2) All other assets comprise all assets included on the accompanying consolidated balance sheets other than inventory, net and contract assets.

TRIUMPH GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of year	Additions charged to (income) expense	Other (1)	Balance at end of year
For year ended March 31, 2025:
Deferred tax assets valuation allowance	$399,179	(2,508)	2,999	$399,670
For year ended March 31, 2024:
Deferred tax assets valuation allowance	$512,579	(121,056)	7,656	$399,179
For year ended March 31, 2023:
Deferred tax assets valuation allowance	$512,357	(21,279)	21,501	$512,579

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

As of March 31, 2025, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Triumph's management assessed the effectiveness of Triumph's internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management believes that Triumph maintained effective internal control over financial reporting as of March 31, 2025.

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

May 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Triumph Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Triumph Group, Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Triumph Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated May 28, 2025 expressed an unqualified opinion thereon.

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

May 28, 2025

Changes in Internal Control Over Financial Reporting

In addition to management's evaluation of disclosure controls and procedures as discussed above, we continue to review and enhance our policies and procedures for internal control over financial reporting.

We have developed and implemented a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls. As a result of continued review and testing by management and by our internal and independent auditors, or as a result of newly adopted accounting standards, additional changes may be made to our internal controls and procedures. However, we did not make any changes to our internal control over financial reporting in the fourth quarter of fiscal 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for directors and executive officers is incorporated herein by reference to our definitive 2025 Proxy Statement for our 2025 Annual Meeting of Stockholders.

Delinquent Section 16(a) Reports

The information required regarding delinquent Section 16(a) reports is incorporated herein by reference to the 2025 Proxy Statement.

Code of Business Conduct

The information required regarding our Code of Business Conduct is incorporated herein by reference to the 2025 Proxy Statement.

Stockholder Nominations

The information required with respect to any material changes to the procedures by which stockholders may recommend nominees to the Company's board of directors is incorporated herein by reference to the 2025 Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The information required with respect to the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the 2025 Proxy Statement.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the 2025 Proxy Statement.

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

(3) The following is a list of exhibits. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Securities and Asset Purchase Agreement, dated as of December 21, 2023, by and among Triumph Group, Inc., Triumph Aftermarket Services Group, LLC, Triumph Group Acquisition Corp., Triumph Group Acquisition Holdings, Inc., The Triumph Group Operations, Inc. and AAR CORP^	8-K	001-12235	2.1	December 22, 2023
2.2	Agreement and Plan of Merger, dated as of February 2, 2025, by and among Triumph Group, Inc., Titan BW Acquisition Holdco Inc. and Titan BW Acquisition Merger Sub Inc.+	8-K	001-12235	2.1	February 3, 2025
3.1	Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	10-K	001-12235	3.1	May 22, 2009
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K	001-12235	3.1	July 20, 2012
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Triumph Group, Inc. dated July 21, 2023	8-K	001-12235	3.1	July 21, 2023
3.4	Form of Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock	8-K	001-12235	3.1	March 13, 2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Triumph Group, Inc.	8-K/A	001-12235	3.1	August 5, 2019
3.6	The Company's amended and Restated By-Laws, dated February 2, 2025.	8-K	001-12235	3.1	February 3, 2025
4.1	Form of Certificate evidencing Common Stock of Triumph Group, Inc.	8-K	001-12235	4.2	March 13, 2019
4.2	Indenture, dated as of March 14, 2023, among Triumph Group, Inc., the subsidiary guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee for the Notes.	8-K	001-12235	4.1	March 14, 2023
4.3	Form of 9.000% Senior Secured First Lien Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.2).	8-K	001-12235	4.1	March 14, 2023

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
4.4	Tax Benefits Preservation Plan, dated as of March 13, 2019, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 13, 2019
4.5	Description of Securities	10-K	001-12235	4.8	May 23, 2019
4.6	Amended and Restated Receivables Purchase Agreement, dated as of September 29, 2020, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, PNC Bank, National Association, as administrator and as LC bank and PNC Capital Markets LLC, as structuring agent.	8-K	001-12235	4.1	October 5, 2020
4.7	Amended and Restated Purchase and Sale Agreement, dated as of September 29, 2020, among various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer and Triumph Receivables, LLC.	8-K	001-12235	4.2	October 5, 2020
4.8	Amendment No. 14 to Blocked Account Agreement, effective as of November 5, 2021, between Triumph Receivables LLC, Triumph Group, Inc., and PNC Bank, National Association.	10-Q	001-12235	10.1	February 8, 2022
4.9	Twelfth Amended and Restated Purchaser Group Fee Letter, effective as of November 5, 2021, among Triumph Receivables, LLC, Triumph Group, Inc., the various purchasers and purchaser agents from time to time party thereto, PNC Capital Markets LLC, and PNC Bank, National Association.	10-Q	001-12235	10.2	February 8, 2022
4.10	Second Amended and Restated Performance Guaranty, effective as of November 5, 2021, by Triumph Group, Inc., in favor of PNC Bank, National Association.	10-Q	001-12235	10.3	February 8, 2022
4.11	First Amendment to Amended and Restated Purchase and Sale Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and each of the entities listed on the signature pages hereto as an Originator.	10-Q	001-12235	10.4	February 8, 2022
4.12	Second Amendment to Amended and Restated Receivables Purchase Agreement, effective as of November 5, 2021, among Triumph Group, Inc., Triumph Receivables, LLC, and PNC Bank, National Association.	10-Q	001-12235	10.5	February 8, 2022
4.13	Tax Benefits Preservation Plan, dated March 11, 2022 to be effective as of March 13, 2022, between Triumph Group, Inc. and Computershare Trust Company, N.A.	8-K	001-12235	4.1	March 11, 2022
4.14	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2023, among Triumph Receivables, LLC, as seller, Triumph Group, Inc., as servicer, the various purchasers, LC participants and purchaser agents from time to time party thereto, and PNC Bank, National Association, as administrator and as LC bank.	8-K	001-12235	4.1	December 29, 2023
4.15	Second Amendment to Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2023, among the various entities listed therein, as the originators, Triumph Group, Inc., individually and as servicer, and Triumph Receivables, LLC.	8-K	001-12235	4.2	December 29, 2023
4.16	Amendment No. 1, dated as of March 13, 2025, to the Tax Benefits Preservation Plan, dated March 11, 2022, effective as of March 13, 2022, by and between Triumph	8-K	001-12235	4.1	March 13, 2025

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
	Group, Inc. and Computershare Trust Company, N.A., as rights agent.
10.1	Triumph Group, Inc. 2004 Stock Incentive Plan*	10-K	001-12235	10.3	May 30, 2013
10.2	Form of Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.7	May 22, 2009
10.3	Form of letter confirming Stock Award Agreement under the 2004 Stock Incentive Plan*	10-K	001-12235	10.8	May 22, 2009
10.4	Triumph Group, Inc. Supplemental Executive Retirement Plan effective January 1, 2003*	10-K	001-12235	10.17	June 12, 2003
10.5	Compensation for the non-employee members of the Board of Directors of Triumph Group, Inc.	8-K	001-12235	10.1	November 15, 2016
10.6	Triumph Group, Inc. Executive Incentive Plan, effective September 28, 2010 *	10-Q	001-12235	10.1	November 5, 2010
10.7	Form of letter informing Triumph Group, Inc. executives they are eligible to participate in the Company’s Long Term Incentive Plan *	10-K	001-12235	10.22	May 18, 2011
10.8	Form of letter informing Triumph Group, Inc. executives they have earned an award under the Company’s Long Term Incentive Plan and the amount of the award *	10-K	001-12235	10.23	May 18, 2011
10.9	Triumph Group, Inc. 2013 Equity and Cash Incentive Plan, as amended and restated as of June 7, 2017*	8-K	001-12235	99.1	June 12, 2017
10.10	Form of letter regarding eligibility to participate in the Triumph Group, Inc. Restricted Stock Plan*	10-K	001-12235	10.24	May 19, 2014
10.11	The First Amendment of the Triumph Group, Inc. Supplemental Executive Retirement Plan, effective as of May 1, 2015 *	8-K	001-12235	10.1	May 7, 2015
10.12	First Amendment to Triumph Group, Inc. 2013 Employee Stock Purchase Plan *	10-Q	001-12235	10.1	August 4, 2015
10.13	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of April 1, 2016*	8-K	001-12235	10.1	April 7, 2016
10.14	Employment Agreement, by and between Triumph Group, Inc. and James F. McCabe dated as of May 30, 2023.*	10-Q	001-12235	10.3	November 12, 2024
10.15	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.16	Form of the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.33	May 26, 2017
10.17	Form of Restricted Stock Unit Agreement under the 2016 Directors' Equity Compensation Plan, as amended	10-K/A	001-12235	10.34	May 26, 2017
10.18	Triumph Group, Inc. Directors' Deferred Compensation Plan, effective January 1, 2017	8-K	001-12235	10.2	November 15, 2016
10.19	Twentieth Amendment to Receivables Purchase Agreement dated as of November 3, 2017	8-K	001-12235	10.1	November 7, 2017
10.20	Triumph Group, Inc. Amended and Restated 2018 Equity Incentive Plan, effective July 16, 2020*	8-K	001-12235	10.1	July 21, 2020
10.21	Form of Long-Term Incentive Award Letter under the 2018 Equity Incentive Plan*	10-K	001-12235	10.32.2	May 23, 2019
10.22	Triumph Group, Inc. 2018 Executive Cash Incentive Compensation Plan, effective April 1, 2018*	8-K	001-12235	10.2	June 4, 2018
10.23	Form of Short-Term Cash Incentive Award Letter under the 2018 Executive Cash Incentive Compensation Plan*	10-K	001-12235	10.33.1	May 23, 2019
10.24	Triumph Group, Inc. Executive General Severance Plan, effective February 19, 2019*	10-K	001-12235	10.40	May 23, 2019
10.25	Triumph Group, Inc. Executive Change in Control Severance Plan, effective February 19, 2019*	10-K	001-12235	10.41	May 23, 2019
10.26	Twenty-Fifth Amendment to the Receivables Purchase Agreement dated as of December 6, 2019 (Incorporated by	8-K	001-12235	10.1	December 9, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
	reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2019)
10.27	Employment Agreement between Triumph Group, Inc. and Jennifer Allen, dated May 30, 2023*	10-Q	001-12235	10.1	November 12, 2024
10.28	Amendment No. 1 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.2	August 5, 2020
10.29	Amendment No. 2 to Triumph Group, Inc. Executive Change In Control Severance Plan.*	10-Q	001-12235	10.3	August 5, 2020
10.30	Collateral Trust Agreement, dated August 17, 2020 among the Company, the subsidiary guarantors signatory thereto, Wilmington Trust, National Association, as collateral trustee, and U.S. Bank National Association, as trustee for the Notes.	8-K	001-12235	10.2	August 18, 2020
10.31	Employment Agreement between Triumph Group, Inc. and Daniel J. Crowley, dated as of November 17, 2020.*	8-K	001-12235	10.1	November 18, 2020
10.32	Equity Distribution Agreement, dated February 4, 2021, by and between Triumph Group, Inc. and Citigroup Global Markets Inc.	8-K	001-12235	1.1	February 4, 2021
10.33	Employment Agreement between Triumph Group, Inc. and Thomas Quigley dated as of May 30, 2023*	10-Q	001-12235	10.4	November 12, 2024
10.34	Employment Agreement between Triumph Group, Inc. and Kai Kasiguran dated as of May 30, 2023*	10-Q	001-12235	10.2	November 12, 2024
10.35	Cooperation Agreement, dated as of May 30, 2023, between Triumph Group, Inc. and Vision One Management Partners, LP^	8-K	001-12235	10.1	May 30, 2023
10.36	Amendment to Cooperation Agreement, dated as of May 1, 2024, between Triumph Group, Inc. and Vision One Management Partners, LP^	8-K	001-12235	10.1	May 1, 2024
10.37	Retention Agreement between Triumph Group, Inc. and James F. McCabe dated as of November 25, 2024*	#	#	#	#
10.38	Retention Agreement between Triumph Group, Inc. and Jennifer Allen dated as of November 25, 2024*	#	#	#	#
10.39	Retention Agreement between Triumph Group, Inc. and Thomas Quigley dated as of November 25, 2024*	#	#	#	#
10.40	Retention Agreement between Triumph Group, Inc. and Kai Kasiguran dated as of November 25, 2024*	#	#	#	#
18.1	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle.	10-Q	001-12235	18.1	November 5, 2020
19.1	Insider Trading Policy	#	#	#	#
21.1	Subsidiaries of Triumph Group, Inc.	#	#	#	#
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.	#	#	#	#
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	#	#	#	#
31.1	Principal Executive Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
31.2	Principal Financial Officer Certification Required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	#	#	#	#
32.1

Principal Executive Officer and Principal Financial Officer Certification Required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

		##	##	##	##
97.1	Clawback Policy.*	#	#	#	#

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
101

The following financial information from Triumph Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Stockholders’ Deficit for the fiscal years ended March 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025, 2024, and 2023; (v) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2025, 2024, and 2023; and (vi) Notes to the Consolidated Financial Statements

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

+ Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Merger Agreement (identified therein) have been omitted from this Report and will be furnished supplementally to the SEC upon request.

# Filed herewith

## Furnished herewith

Item 16. Form 10-K Summary

The Registrant has elected not to include a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

TRIUMPH GROUP, INC.

/s/ Daniel J. Crowley
Dated:	May 28, 2025	By:	Daniel J. Crowley Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Chairman, President, Chief Executive Officer and Director	May 28, 2025
/s/ Daniel J. Crowley	(Principal Executive Officer)
Daniel J. Crowley

	Senior Vice President and Chief Financial Officer	May 28, 2025
/s/ James F. McCabe, Jr.	(Principal Financial Officer)
James F. McCabe, Jr.

	Vice President, Controller	May 28, 2025
/s/ Kai W. Kasiguran	(Principal Accounting Officer)
Kai W. Kasiguran

/s/ Neal J. Keating	Lead Independent Director	May 28, 2025
Neal J. Keating

/s/ Patrick Allen	Director	May 28, 2025
Patrick Allen

/s/ Mark C. Cherry	Director	May 28, 2025
Mark C. Cherry

/s/ Cynthia M. Egnotovich	Director	May 28, 2025
Cynthia M. Egnotovich

/s/ Daniel P. Garton	Director	May 28, 2025
Daniel P. Garton

/s/ Barbara Humpton	Director	May 28, 2025
Barbara Humpton

/s/ Courtney Mather	Director	May 28, 2025
Courtney Mather

/s/ Colleen C. Repplier	Director	May 28, 2025
Colleen C. Repplier